Form 10QSB
period 1996-09-30
WESTECH CAPITAL CORP
filed 1996-11-14
CIK 869688

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1996

                                                        OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to__________________

     Commission File Number 33-37534-NY


                              WESTECH CAPITAL CORP.
     (Exact name of small business issuer as specified in its charter)

                 New York                             13-3577716
     State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)              Identification No.)

     180 West End Avenue, Apt. 23F, New York, New York     10023
     -----------------------------------------------------------

     (Address of principal executive offices)           (Zip Code)

     (212) 873-1050

     (Issuer's telephone number, including area code)

     N/A
     (Former name, former address and former fiscal year, if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X       No____.

The aggregate number of shares outstanding of the Issuer's Common Stock, its sole class of common equity, was 62,500 as of September 30, 1996.

Transitional Small Business Issuer Disclosure Format: Yes____    No X
X

PART I.   FINANCIAL INFORMATION

ITEM I.   FINANCIAL STATEMENTS
                                          WESTECH CAPITAL CORP.
                                      (A DEVELOPMENT STAGE COMPANY)
                                              BALANCE SHEET


                                                 September 30,     June 30,
                                                     1996           1996
                                                     ----           ----
                                                  (Unaudited)

                                     ASSETS

CURRENT ASSETS
Cash                                                $  4,657      $  7,060
                                                    ========      ========


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accrued expenses                                    $  1,229      $  2,271
                                                    --------      --------

TOTAL LIABILITIES                                      1,229         2,271
                                                    --------      --------


STOCKHOLDERS' EQUITY
Common stock, $.001 par value
50,000,000 shares authorized
62,500 shares issued and outstanding                      63            63
Capital in excess of par value                        37,019        37,019
Deficit accumulated during development stage         (33,654)      (32,293)
                                                    --------      --------

TOTAL STOCKHOLDERS' EQUITY                             3,428         4,789
                                                    --------      --------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                $  4,657      $  7,060
                                                    ========      ========

                              WESTECH CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                     For The Three          From Inception
                                      Months Ended           July 18, 1990
                                      September 30,               To
                                   1996           1995    September 30, 1996
                                 -----------------------  ------------------

REVENUE                            NONE           NONE            NONE

EXPENSES
Professional                     $    515       $  2,169       $ 22,278
Miscellaneous                           9              0            199
Office                                  0              0          2,415
Filing fees                            50            101          3,591
                                 --------       --------       --------

TOTAL                                 674          2,270         28,483
                                 --------       --------       --------

LOSS BEFORE INCOME TAXES             (674)        (2,270)       (28,483)

INCOME TAXES                          687            721          5,171
                                 --------       --------       --------

NET LOSS                         $ (1,361)      $ (2,991)      $(33,654)
                                 ========       ========       ========

LOSS PER SHARE:
Net loss per share               $   (.02)      $   (.05)      $   (.71)
                                 ========       ========       ========

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING       62,500         62,500         47,679
                                 ========       ========       ========

                              WESTECH CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                              For The Three                  From Inception
                                                               Months Ended                   July 18, 1990
                                                               September 30,                        To
                                                        1996                   1995         September 30, 1996
                                                        -----------------------------       ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                $ (1,361)            $ (2,991)            $(33,654)
Increase (decrease) in accrued expenses                   (1,042)                 195                1,229
                                                        --------             --------             --------

NET CASH USED BY OPERATING ACTIVITIES                     (2,403)              (2,796)             (32,425)
                                                        --------             --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock                                       0                    0                   63
Paid in capital                                                0                    0               52,437
Offering costs                                                 0                    0              (15,418)
                                                        --------             --------             --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                      0                    0               37,082
                                                        --------             --------             --------

NET INCREASE (DECREASE) IN CASH                           (2,403)              (2,796)               4,657

BEGINNING CASH BALANCE                                     7,060               15,155                    0
                                                        --------             --------             --------

ENDING CASH BALANCE                                     $  4,657             $ 12,359             $  4,657
                                                        ========             ========             ========


                                                        WESTECH CAPITAL CORP.
                                                    (A DEVELOPMENT STAGE COMPANY)
                                                  STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                        Deficit
                                                                                                      Accumulated
                                                                                        Capital in       During          Total
                                                                   Common Stock         Excess of     Development    Stockholders'
                                                                Shares     Amount       Par Value        Stage          Equity
                                                                ------     ------       ---------     -----------    ------------

Balance, July 18, 1990 (inception)                                   0      $   0       $      0       $      0       $     0

Issuance of shares to Officer and Directors of the
Company for cash July 23, 1990                                  12,500         13          2,487                        2,500

Net loss from inception to June 30, 1991                                                                   (962)         (962)

Proceeds of initial public offering                             50,000         50         49,950                       50,000

Offering costs                                                                           (14,627)                     (14,627)

Net loss for the year ended June 30, 1992                                                                (5,123)       (5,123)

Offering costs                                                                              (791)                        (791)

Net loss for the year ended June 30, 1993                                                                (5,428)       (5,428)
                                                                ------         --        ------           ------       ------


Balance, June 30, 1993                                          62,500         63        37,019         (11,513)       25,569

Net loss for the year ended June 30, 1994                                                                (5,929)       (5,929)
                                                                ------         --        ------           ------       ------


Balance, June 30, 1994                                          62,500         63        37,019         (17,442)       19,640

Net loss for the year ended June 30, 1995                                                                (7,108)       (7,108)


Balance, June 30, 1995                                          62,500         63        37,019         (24,550)       12,532
                                                                ------         --        ------           ------       ------

Net loss for the year ended June 30, 1996                                                                (7,743)       (7,743)


Balance, June 30, 1996                                          62,500         63        37,019         (32,293)        4,789

Net loss for the three months ended September 30, 1996                                                   (1,361)      (1,361)
                                                                ------         --        ------           ------       ------


Balance, September 30, 1996 (unaudited)                         62,500        $63       $37,019        $(33,654)     $ 3,428
                                                                ======        ===       =======        =========     =======

                              WESTECH CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)


NOTE 1;   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION BUSINESS ACTIVITY AND DIVIDEND POLICY

     The Company was incorporated under the laws of the State of New York on July 18, 1990. The Company is in the development stage and has not commenced planned principal operations. The Company is seeking the acquisition of, or merger with an existing Company. The fiscal year of the corporation is June 30. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates and assumptions.

GENERAL AND RELATED PARTY

     The Company has entered into an oral arrangement with Mr. Neil Ragin, President of the Company, providing for the use of a portion of his business office as a temporary office until such time as the Company needs additional facilities. The Company does not pay rent for the use of such facilities.

     The financial data for the three months ended September 30, 1996 and 1995 and for the period July 18, 1990 (commencement of development stage) through September 30, 1996 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for such periods.

SUPPLEMENTAL CASH FLOW INFORMATION

The following were paid during the three months ended September 30, 1996:

 Income taxes            $ 704
 Interest                  -0-

INCOME TAXES

As of September 30, 1996, the Company had a $32,293 net operating loss carryforward available to offset future taxable income through 2005.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     (a)  Plan of Operation

     The Registrant was formed July 18, 1990 for the purpose of investing in any and all types of assets, properties and businesses. In connection with the initial capitalization of the Registrant a total of 12,500 shares of its common stock were issued to its officers and directors for the aggregate sum of $2,500. On November 12, 1991, the United States Securities and Exchange Commission granted effectiveness to a Registration Statement on Form S-18 for an offering of 50,000 Units of Common Stock and Warrants to purchase shares of Common Stock at a price of $1.00 per Unit. The offering was closed in May 1992, and the Warrants included in the Units have expired.

     The Registrant is implementing its plan of operation by seeking to locate a suitable company which desires to go public through a "reverse acquisition" with the Registrant. Although no assurance can be given, Registrant believes its cash on hand will satisfy its cash requirements until it effects such an acquisition, although it may raise additional funds in the next 12 months to make itself more attractive as an acquisition vehicle, which capital would be used for the benefit of any company acquired by the Registrant.

     (b) Management's Discussion and Analysis of Financial Condition and Results of Operations

     Results of Operations.

     Since inception the Registrant has not any business operations, and its activities have been limited to the sale of its securities and the search for a company to acquire through a "reverse acquisition." The Registrant will not have any business operations until, if ever, such time as it effects an acquisition. Accordingly, no revenue has been generated by the Registrant since its inception.

     For the years ended June 30, 1996 and 1995, the Registrant had a net loss of ($7,743) and ($7,108), respectively, or ($.12) and ($.11) per share. From inception to September 30, 1996, the Registrant had a net loss of ($33,654), or ($.71) per share. For the three months ended September 30, 1996, the Registrant had a net loss of ($1,361), or ($.02) per share, compared to a net loss of ($2,991), or ($.05) per share, for the same period in the prior year. Such net losses are attributable primarily to professional fees associated with the Registrant's status as a public company.

              Liquidity and Capital Resources.

     As of June 30, 1996, the Registrant had assets of $7,060 (all in cash), total liabilities of $2,271 and total shareholders equity of $4,789. As of September 30, 1996 the Registrant had cash of $4,657 and no other assets, total liabilities of $1,229 and total shareholders equity of $3,428. The decrease in cash and shareholders equity resulted primarily from professional fees associated with the Registrant's status as a public company.

     Although no assurance can be given, Registrant believes its cash on hand will satisfy its cash requirements until it effects an acquisition, although it may raise additional funds in the next 12 months to make itself more attractive as an acquisition vehicle, which capital would be used for the benefit of any company acquired by the Registrant.

                                   SIGNATURES
                                   ----------


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 13, 1996                         WESTECH CAPITAL CORP.



                                             By   /s/ Neil Ragin
                                                  -----------------------------
                                                  Neil Ragin, President and
                                                  Principal Financial Officer