Form 10KSB
period 1996-06-30
WESTECH CAPITAL CORP
filed 1996-12-09
CIK 869688

                                                                   PAGE 1 OF 21
                                                                   EXHIBIT INDEX
                                                                   IS ON PAGE 19

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark one)

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

          For the fiscal year ended JUNE 30, 1996

                                       OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from ______________ to ________

          Commission file number 33-37534-NY
                                 -----------------------------------

                             WESTECH CAPITAL CORP.
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

New York                                          13-3577716
--------------------------------                  ----------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

180 West End Avenue, Apt. 23F
New York, New York                                       10023
----------------------------------------                 ----------------
(Address of principal executive offices)                 Zip Code

Issuer's telephone number (212) 873-1050
                          --------------

Securities registered under Section 12(b) of the Exchange Act:

                                             Name of each exchange on
Title of each class                          Which registered
-------------------                          -------------------------

       N/A                                              N/A
-------------------                          -------------------------

Securities registered under Section 12(g) of the Exchange Act:

                                      None
---------------------------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No
    ----      ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  NONE.

State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of an affiliate in Rule 12b-2 of the Exchange Act.) ZERO. (ACCORDING TO THE NATIONAL QUOTATION BUREAU, INC. THERE ARE NO PUBLISHED QUOTATIONS FOR THE ISSUER'S COMMON STOCK.)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 62,500 SHARES OF COMMON STOCK, $.001 PAR VALUE, OUTSTANDING AS OF SEPTEMBER 24, 1996.


                   DOCUMENTS INCORPORATED BY REFERENCE - None

                                     PART I

Item 1.  Description of Business.


GENERAL

     Westech Capital Corp. (the "Company" or the "Registrant") was organized as a New York corporation on July 18, 1990 for the purpose of investing in any and all types of assets, properties and businesses. It has not engaged in any business operations. The Company, which is commonly known as a "blind pool" or "blank check", will attempt to acquire a business in an industry as yet undetermined. The Company presently has no specified type of business contemplated to be acquired.

     In connection with its initial capitalization, the Registrant issued 12,500 shares of its Common Stock to its officers and directors for the aggregate sum of $2,500. In furtherance of its corporate purpose, on May 26, 1992, the Registrant closed its initial public offering of 50,000 Units at a price of $1.00 per Unit. Each Unit consisted of one share of Common Stock, one Class "A" Common Stock Purchase Warrant, and one Class "B" Common Stock Purchase Warrant. The Warrants, which entitled the holders to purchase additional Common Stock at $5.00 and $10.00, respectively, have expired.

     The Registrant is seeking the acquisition of or merger with an existing company ("Potential Business Acquisitions"). Given the limited assets of the Registrant, it is likely to acquire or merge with a company which is not seeking immediate substantial amounts of cash but one which desires to establish a public trading market for its shares. However, within the next six months the Company intends to seek to raise additional funds to augment its cash on hand, which also could be used for the benefit of any Business Acquisition seeking an immediate cash infusion. There can be no assurance that the Company's financing efforts will be successful.

     There are numerous reasons why an existing privately-held company would seek to become a public company through a merger or acquisition rather than doing its own public offering. Such reasons include avoiding the time delays involved in a public offering; retaining a larger share of voting control of the publicly-held company; reducing the cost factors incurred in becoming a public company; and avoiding any dilution requirements set forth under various states' blue sky laws.

     The Registrant does not propose to restrict its search for Potential Business Acquisitions to any particular industry or any particular geographic area and may, therefore, engage in essentially any business to the extent of its limited resources.

     It is anticipated that knowledge of Potential Business Acquisitions will be made known to the Registrant by various sources, including its officers and directors, shareholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. In certain circumstances, the Registrant may agree to pay a finder's fee or to otherwise compensate such persons for services rendered in bringing about a transaction. However, no cash finder's fee shall be paid to any officer or director of the Registrant or their affiliates or associates. The amount of any such finder's fee or other compensation which may be paid to such persons for services rendered in bringing about a transaction is subject to future negotiation between the Registrant, the entity to be acquired and the finder.

SELECTION OF OPPORTUNITIES

     The analysis of new business opportunities has and will be undertaken by or under the supervision of the officers and directors of the Registrant, none of whom is a professional business analyst or has any previous training or experience in business analysis or in selecting or hiring business analysts.
The Registrant has, since the date of the closing of its public offering, considered potential acquisition transactions with several companies but as of this date has not entered into any definitive agreement with any party. The Registrant has unrestricted flexibility in seeking, analyzing and participating in Potential Business Opportunities. In its efforts to analyze potential acquisition targets, the Registrant will consider the following kinds of factors:

     (a) Potential for growth, indicated by new technology, anticipated market expansion or new products;

     (b) Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

     (c) Strength and diversity of management, either in place or scheduled for recruitment;

     (d) Capital requirements and anticipated availability of required funds, to be provided by the Registrant or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

     (e) The cost of participation by the Registrant as compared to the perceived tangible and intangible values and potentials;

     (f)  The extent to which the business opportunity can be advanced;

     (g) The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

     (h)  other relevant factors.

     In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors in the circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Registrant's limited capital available for investigation and management's limited experience in business analysis, the Registrant may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

FORM OF ACQUISITION

     The manner in which the Registrant participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Registrant and the promoters of the opportunity, and the relative negotiating strength of the Registrant and such promoters.

     It is likely that the Registrant will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Registrant. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under
Section 368(a)(1) of the Internal Revenue Code of 1986, as amended, depends upon the issuance to the shareholders of the acquired company of at least 80 percent of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, all prior shareholders would in such circumstances retain 20%. or less of the total issued and outstanding shares. This could result in substantial additional dilution to the equity of those who were shareholders of the Registrant prior to such reorganization.

     The present shareholders of the Registrant will likely not have control of a majority of the voting shares of the Registrant following a reorganization transaction. As part of such a transaction, all or a majority of the Registrant's directors may resign and new directors may be appointed without any vote by shareholders.

     In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by shareholders. In the case of a statutory merger or consolidation, it will likely be necessary to call a shareholders' meeting and obtain the approval of the holders of a majority of the outstanding shares. The necessity to obtain such shareholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting shareholders. Most likely, management will seek to structure any such transaction so as not to require shareholder approval.

     It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the related costs incurred.

ACQUISITION RESTRICTIONS

     The Company does not intend to pursue any business opportunity or transaction which would render it an "investment company" as the term is defined in the Investment Company Act of 1940. In this regard, the Company has not engaged and does not intend to engage in the business of (1) investing, reinvesting, or trading in securities as its primary business, (2) issuing face amount certificates of the installment type or (3) investing, reinvesting, owning, holding, or trading in securities. Being deemed an "investment company" under such Act, without registration as such, could result in certain instances in civil liability and criminal penalties to controlling persons of, as well as civil liabilities and unenforceability of contracts with regard to, the Company.


     The Company has not engaged and does not intend nor have authority to engage in the business of advising others, either directly or through publications or writings, as to the value of securities or as to the advisability of investing in, purchasing, or selling securities for compensation nor as a part of its regular business to issue or promulgate analyses or reports concerning securities. The Company does not intend, nor does it have any authority, to pursue any course of business which would render it an "investment advisor" as that term is defined in the Investment Advisors Act of 1940.

DAILY OPERATIONS AND EMPLOYEES

     To date, the Company has had no, and until an active business is commenced or acquired the Company will have no, employees or day-to-day operations. Management is unable to make any estimate as to the future number of employees which may be necessary, if any, to work for the Company. If an existing business is acquired it is possible that its existing staff would be hired by the Company. At the present time it is the intention of management to meet or be in telephone contact as needed to review business opportunities, evaluate potential acquisitions and otherwise operate the affairs of the Company. Management will not be compensated for these services rendered on behalf of the Company.


Item 2.  Description of Property.

     The Company has entered into an oral arrangement with Neil Ragin, President, Treasurer and Chairman of the Board of the Company, providing for him to furnish the use of a portion of his business office as a temporary office for the Company until such time it needs additional facilities. The Company will not pay rent for the use of such temporary facilities.


Item 3.  Legal Proceedings.

     There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject and no such proceedings are known to the Company to be threatened or contemplated by or against it.


Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fiscal year covered by this Report.


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

MARKET INFORMATION

     There is no public market for the Company's securities.

HOLDERS

     As of September 24, 1996, there were 39 record holders of the Company's Common Stock.

COMMON STOCK

     The Company is authorized to issue 50,000,000 shares of Common Stock, par value $.001 each. As of September 24, 1996 there were 62,500 such shares issued and outstanding, all of which were fully paid and non-assessable. Holders of shares of Common Stock are entitled to one vote for each share held. There are no preemptive, subscription, conversion or redemption rights pertaining to the shares. Holders of the shares of Common Stock are entitled to receive such dividends as may be declared by the Board of Directors out of assets legally available therefor and to share ratably in the assets of the Company available upon liquidation.

     The holders of shares of Common Stock do not have the right to cumulate their votes in the election of directors and, accordingly, the holders of more than 50% of all such shares outstanding can elect all of the directors. Remaining shareholders will not be able to elect any directors.

DIVIDENDS

     The Company has not paid cash dividends to date and intends to retain earnings, if any, for use in its activities. Payment of cash dividends in the future will be wholly dependent upon the Board of Directors and upon the Company's earnings, financial condition, capital requirements and other factors deemed relevant by them. It is not likely that cash dividends will be paid in the foreseeable future.

     In the event of the acquisition of or merger with a business by the Company, control of the Company and its Board of Directors may pass to others. In that event, the payment of dividends would be wholly dependent upon such persons.


Item 6.  Management's Discussion and Analysis or Plan of Operation.

     (a)  Plan of Operation

     The Registrant was formed July 18, 1990 for the purpose of investing in any and all types of assets, properties and businesses. In connection with the initial capitalization of the Company a total of 12,500 shares of its common stock were issued to its officers and directors for the aggregate sum of $2,500. On November 12, 1991, the United States Securities and Exchange Commission granted effectiveness to a Registration Statement on Form S-18 for an offering of 50,000 Units of Common Stock and Warrants to purchase shares of Common Stock at a price of $1.00 per Unit. The offering was closed in May 1992.

     The Registrant is implementing its plan of operation by seeking to locate a suitable company which desires to go public through a "reverse acquisition" with it. Although no assurance can be given, the Company believes its cash on hand will satisfy its cash requirements until it effects such an acquisition. However, it intends to seek to raise additional funds in the next six months to augment its cash on hand, which also could be used for the benefit of any company it acquires or with which it merges. There can be no assurance that the Company's financing efforts will be successful.
The Company's Plan of Operation is further described in Item 1 hereof.

     (b) Management's Discussion and Analysis of Financial Condition and Results of Operations

     Since inception the Registrant has not any business operations, and its activities have been limited to the sale of its securities and the search for a company to acquire or with which to merge through a "reverse acquisition". The Registrant will not have any business operations until, if ever, such time as it effects an acquisition or merger. Accordingly, no operating income has been generated by the Registrant since its inception.

     For the years ended June 30, 1996 and 1995, the Company had a net loss of ($7,743) and ($7,108), respectively, or ($.12) and ($.11) per share, respectively. From inception to June 30, 1996, the Company had a net loss of $32,293, or ($.69) per share. Such losses are attributable primarily to costs associated with the Company's attempts to identify and acquire a business.


Item 7.  Financial Statements.

                          INDEX TO FINANCIAL STATEMENT

     Independent Accountants' Report

     Balance Sheets

          June 30, 1996 and 1995

     Statement of Operations

          Years ended June 30, 1996, 1995 and 1994

     Statement of Changes in Stockholders' Equity

          Years ended June 30, 1996, 1995 and 1994

     Statement of Cash Flows
          Years ended June 30, 1996, 1995 and 1994

     Notes to Financial Statements

                                     [LETTERHEAD]


                             INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Westech Capital Corp.

We have audited the accompanying balance sheets of Westech Capital Corp. (a development stage company) as of June 30, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 1996, 1995 and 1994 and for the period July 18, 1990 (inception) to June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit included examining on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also included assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westech Capital Corp. (a development stage company) as of June 30, 1996 and 1995 and the results of its operations and its cash flows for the years ended June 30, 1996, 1995, 1994 and for the period July 18, 1990 (inception) to June 30, 1996 in conformity with generally accepted accounting principles.

     /s/ Scott & Guilfoyle

     Lake Success, New York
     August 21, 1996

                                WESTECH CAPITAL CORP.
                            (A DEVELOPMENT STAGE COMPANY)
                                    BALANCE SHEET
                                       JUNE 30


                                                           1996           1995
                                         ASSETS
CURRENT ASSETS
  Cash                                                $   7,060     $   15,155
                                                      ---------     ----------


                          LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Accrued expenses                                    $   2,271     $    2,623
                                                      ---------     ----------

     TOTAL LIABILITIES                                    2,271          2,623
                                                      ---------     ----------


STOCKHOLDERS' EQUITY
     Common stock, $.001 par value
      50,000,000 shares authorized
      62,500 shares issued and outstanding                   63             63
     Capital in excess of par value                      37,019         37,019
     Deficit accumulated during development stage      ( 32,293)      ( 24,550)
                                                      ---------     ----------

TOTAL STOCKHOLDERS' EQUITY                                4,789         12,532
                                                      ---------     ----------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                $   7,060      $  15,155
                                                      ---------     ----------
                                                      ---------     ----------






The accompanying notes are an integral part of these financial statements.

                                WESTECH CAPITAL CORP.
                            (A DEVELOPMENT STAGE COMPANY)
                          STATEMENT OF STOCKHOLDERS' EQUITY


                                                           Deficit
                                                         Accumulated     Total
                                             Capital in    During        stock-
                              Common Stock    Excess of  Development    holders'
                            Shares    Amount  Par Value     Stage        Equity
Balance, August 24, 1990
  (inception)                       0  $    0   $      0    $      0    $     0

Issuance of shares to
  Officer and Directors
  of the Company for cash
  July 23, 1990                12,500      13      2,487                  2,500

Net loss from inception to
  June 30, 1991                                               (  962)    (  962)

Proceeds of initial public
 offering                      50,000      50     49,950                 50,000

Offering costs                                   (14,627)               (14,627)

Net loss for the year ended
  June 30, 1992                                               (5,123)   ( 5,123)

Offering costs                                    (  791)                (  791)

Net loss for the year ended
  June 30, 1993                                              ( 5,428)   ( 5,428)
                              --------  ------   --------    --------   --------

Balance, June 30, 1993         62,500      63     37,019     (11,513)    25,569

Net loss for the year ended
  June 30, 1994                                              ( 5,929)   ( 5,929)
                              --------  ------   --------    --------   --------


Balance, June 30, 1994         62,500      63     37,019     (17,442)    19,640

Net loss for the year ended
  June 30, 1995                                             (  7,108)   ( 7,108)
                              --------  ------   --------    --------   --------

Balance, June 30, 1995         62,500      63     37,019     (24,550)    12,532

Net loss for the year ended
  June 30, 1996                                             (  7,743)   ( 7,743)
                              --------  ------   --------    --------   --------

Balance, June 30, 1996         62,500   $  63   $ 37,019    $(32,293)  $  4,789
                              --------  ------   --------    --------   --------
                              --------  ------   --------    --------   --------

The accompanying notes are an integral part of these financial statements.

                                WESTECH CAPITAL CORP.
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENT OF OPERATIONS

                                                                   FROM
                                    FOR THE YEARS ENDED          INCEPTION
                                         JUNE 30,              JULY 18, 1990
                              ------------------------------        TO
                                1996       1995        1994    JUNE 30, 1996
REVENUE
     Interest               $   NONE    $   NONE    $   NONE    $   NONE
                              ------      ------      ------      ------

EXPENSES
     Miscellaneous                                        10         190
     Office                                  165         600       2,415
     Professional              6,220       5,503       3,890      21,763
     Filing fee                  802         719         700       3,441
                              ------      ------      ------      ------

     TOTAL                     7,022       6,387       5,200      27,809
                             -------     -------     -------     -------

LOSS BEFORE INCOME TAXES     ( 7,022)    ( 6,387)    ( 5,200)    (27,809)


INCOME TAXES                     721         721         729       4,484
                             -------     -------     -------     -------

NET LOSS                    $( 7,743)   $( 7,108)   $( 5,929)   $(32,293)
                             -------     -------     -------     -------
                             -------     -------     -------     -------

LOSS PER SHARE
     Net loss per share     $(   .12)   $(   .11)   $(   .09)   $(   .69)
                             -------     -------     -------     -------
                             -------     -------     -------     -------

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING    62,500      62,500      62,500      47,052
                             -------     -------     -------     -------
                             -------     -------     -------     -------

The accompanying notes are an integral part of these financial statements.

                                WESTECH CAPITAL CORP.
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENT OF CASH FLOWS

                                                           FROM INCEPTION
                               FOR THE YEARS ENDED         JULY 18, 1990
                                       JUNE 30,                  TO
                              1996      1995       1994    JUNE 30, 1996
CASH FLOWS FROM OPERATING
  ACTIVITIES

     Net loss                $(7,743)    $(7,108)    $(5,929)   $(32,293)
     Increase (decrease) in
     accrued expenses         (  352)        544                   2,271
                            --------    --------    --------    --------

NET CASH USED BY OPERATING
  ACTIVITIES                  (8,095)     (6,564)     (5,929)    (30,022)
                            --------    --------    --------    --------


CASH FLOWS FROM FINANCING
  ACTIVITIES

     Issuance of common stock                                         63
     Paid in capital                                              52,437
     Offering costs                                              (15,418)
                            --------    --------    --------    --------

NET CASH PROVIDED (USED) BY
  FINANCING ACTIVITIES                                            37,082
                            --------    --------    --------    --------

NET INCREASE (DECREASE) IN
  CASH                        (8,095)     (6,564)     (5,929)      7,060

BEGINNING CASH BALANCE        15,155      21,719      27,648
                            --------    --------    --------    --------

ENDING CASH BALANCE         $  7,060    $ 15,155    $ 21,719    $  7,060
                            --------    --------    --------    --------
                            --------    --------    --------    --------

The accompanying notes are an integral part of these financial statements.

                                WESTECH CAPITAL CORP.
                            (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO FINANCIAL STATEMENTS
                              JUNE 30, 1996, 1995, 1994


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

SUPPLEMENTAL CASH FLOW INFORMATION

The following were paid during the year ended June 30, 1996:


 Income taxes                           $ 721
 Interest                                 -0-

INCOME TAXES

As of June 30, 1996, the Company had a $32,293 net operating loss carryforward available to offset future taxable income through 2005.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     N/A


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The following table sets forth certain information concerning the current directors and executive officers of the Company, who have served since the inception of the Company and will serve for one year or until their respective successors are elected and have qualified:

NAME                     AGE            POSITION
----                     ---            --------

Neil Ragin               54        Chairman of the Board,
                                   President and Treasurer

Michael J. Tannenholtz   39        Secretary and Director

Dr. William Esh          46        Director

     NEIL RAGIN has been Chairman of the Board, President and Treasurer of the Company since July 1990. Mr. Ragin is, and has been since 1974, the President of Gartner's Hardware, Inc., a retail hardware store located in New York City. From 1988 to June 1995, Mr. Ragin was the President of Ragar Corp., then a publicly-held blind pool company which acquired Carpet Barn.

     MICHAEL J. TANNENHOLTZ has been the Secretary and a Director of the Company since July 1990. Mr. Tannenholtz is, and has been since 1979, the owner of Michael J. Tannenholtz Consulting Corp., a New York city based accounting firm.


     DR. WILLIAM ESH was appointed a director of the Company in August 1991. Dr. Esh has been actively engaged in the private practice of dentistry since 1975. From 1988 to June 1995, Dr. Esh was a director of Ragar Corp., then a publicly-held blind pool company which acquired Carpet Barn.

     The Company has no significant employees and no family relationships exist between any of the executive officers and directors.

Item 10.  Executive Compensation.

     No officer or director of the Company has received remuneration from the Company in fiscal 1995 or prior years, and it is not anticipated that remuneration will be paid prior to the Company's acquisition of a business. The Company has no current intent to issue shares of its common stock to management in connection with a Business Acquisition. However, the Company may subsequently deem the issuance of shares to management for services rendered in connection with such an Acquisition to be fair and reasonable to the Company and its public shareholders in light of the services rendered. In the event any shares are issued for services rendered by management they shall be issued in such an amount as the Board of Directors deems fair and reasonable to the Company and its public shareholders and in compliance with management's fiduciary duties under state law. Officers and directors will be reimbursed for actual out-of-pocket expenses incurred on behalf of the Company as approved by the Board of Directors.


Item 11.  Security Ownership of Certain Beneficial Owners and
         Management.

     The following table sets forth certain information as to the number of shares of the Company's Common Stock deemed to be owned beneficially by each person known by the Registrant to be deemed to be the beneficial owner of more than 5% of the outstanding Common Stock, each of its executive officers and directors, and all of its executive officers and directors as a group, at September 24, 1996. Except as indicated in the footnote to this table, the Company believes that the named persons have sole voting and investment power with respect to the shares indicated:

Name and Address of                Position With      Number of   Percentage
Beneficial Owner                   Company            Shares      of Class
-------------------                -------------      --------    ----------
Neil Ragin(1)                      President,          11,500        18.4%
180 West End Avenue                Treasurer,
New York, NY  10023                Director

Michael J. Tannenholtz(1)          Secretary,           1,000         1.6%
250 West 54th Street               Director
Suite 703
New York, NY  11706

Dr. William Esh(1)                 Director              -0-          -0-
243 West End Avenue
New York, NY  10023

GSM Consulting                       N/A                5,000         8.0%
501 5th Avenue
New York, NY  10017

Executive Officers and
Directors as a Group                                   12,500        20.0%
(3 persons)
____________________

1 These individuals are the officers and directors of the Registrant and may be deemed "parents" and the promoters of the Registrant as those terms are defined in the Rules and Regulations promulgated under the Securities Act of 1933, as amended.

Item 12.  Certain Relationships and Related Transactions

     No member of management nor controlling shareholder has had any transactions with the Company during its past fiscal year, nor proposes any such transactions, in which the amount involved exceeds $60,000.

     In connection with its initial capitalization, the Company sold 12,500 shares of its Common Stock to its founding shareholders for an aggregate consideration of $2,500 in cash.

     AGREEMENT FOR CLERICAL SERVICES - PROMOTER. In fiscal 1994 the Company retained Stanley Kaplan Management Consultants, Inc. ("SKMC") to provide clerical and bookkeeping services to the Registrant for a fee of $50.00 per month. The agreement between Mr. Kaplan and the Company was oral and was terminable at will by either party. SKMC terminated such agreement effective November 23, 1994. Stanley A. Kaplan, the president and sole shareholder of SKMC, referred the Company to its legal counsel and auditor. Mr. Kaplan is not a parent or control party of the Company. Inasmuch as Mr. Kaplan offered certain advice to management in connection with the formation of the Company, he may be deemed a "promoter" of the Company as that term is defined in Rule 405 of Regulation C as promulgated by the Securities and Exchange Commission.

     Mr. Kaplan has been the president and sole shareholder of SKMC, an accounting firm, for at least the past ten years. Since January 1987, Mr. Kaplan has also been an officer and director of Gro-Vest, Inc., a management consulting firm.

     On August 12, 1994, Mr. Kaplan settled, without admitting or denying any allegations, a civil action brought against him by the Securities and Exchange Commission relating to Atratech, Inc. The action charged Mr. Kaplan with certain violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 (the "Exchange Act"). As part of the settlement, Mr. Kaplan was permanently restrained and enjoined from future violations of the securities laws and was permanently barred from acting as an officer or director of any issuer that has a class of securities registered under Section 12 of the Exchange Act or that is required to file reports pursuant to Section 15(d) of the Exchange Act.

     The Company neither has nor had any written or oral agreement or understanding with Mr. Kaplan or SKMC regarding his services or participation in connection with future mergers or acquisitions. Mr. Kaplan's firm had been retained solely to provide clerical and bookkeeping services. If Mr. Kaplan becomes aware of a merger or acquisition possibility he may or may not refer such possibility to the Company's management for consideration. If Mr. Kaplan becomes aware of a merger or acquisition possibility and refers it to the Company, the Company's management will review such merger or acquisition possibility in the same manner and with the same efforts as it reviews merger and acquisition possibilities referred to it by other persons. The Company may agree to pay a finder's fee to any non-management "finder", including Mr. Kaplan, in connection with an acquisition or merger. Although there is no current intent, agreement, understanding or expectation to do so, there exists the possibility that the Company may ultimately acquire or merge with a business or property in which Mr. Kaplan or his affiliates or associates have a beneficial interest. There is no business or property in which Mr. Kaplan or his affiliates or associates have a beneficial interest which is under consideration by the Company as a potential acquisition or merger candidate.

Item 13.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          3(i)   Certificate of Incorporation -
                 incorporated by referenced to
                 Exhibit 3.1 of Registrant's
                 Registration Statement on
                 Form S-18
                 (SEC File No. 33-37534-NY)

          3(ii)  By-Laws - incorporated by
                 reference to Exhibit 3.2
                 of Registrant's Registration
                 Statement  on Form S-18
                 (SEC File No. 33-37534-NY)

     (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   WESTECH CAPITAL CORP.
                                             ------------------------------
                                                      (Registrant)


                                         By  /s/ Neil Ragin
                                             ------------------------------
                                             Neil Ragin
                                             Principal Executive Officer and
                                             Principal Financial Officer

                                             Date:  September 26, 1996



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                                             /s/ Neil Ragin
                                             ------------------------------
                                             Neil Ragin
                                             Director

                                             Date:  September 26, 1996



                                             /s/ Michael J. Tannenholtz
                                             ------------------------------
                                             Michael J. Tannenholtz
                                             Director

                                             Date:  September 26, 1996



                                             /s/ William Esh
                                             ------------------------------
                                             William Esh
                                             Director

                                             Date:  September 26, 1996

     Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Exchange Act By Non-reporting Issuers

     (1) No annual report to security holders covering the registrant's last fiscal year; and

     (2) No proxy statement, form of proxy or other proxy soliciting, material has been sent to more than ten of the registrant's security holders with respect to any annual or other meeting of security holders.