Form 10QSB/A
period 1996-09-30
WESTECH CAPITAL CORP
filed 1996-12-09
CIK 869688

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                  FORM 10-QSB/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from _____________ to _____________

     Commission File Number 33-37534-NY


                              WESTECH CAPITAL CORP.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


               New York                                     13-3577716
     ------------------------------                    -------------------
     State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization                     Identification No.)


     180 West End Avenue, Apt. 23F, New York, New York  10023
     ----------------------------------------------------------------------
          (Address of principal executive offices)               (Zip Code)

                              (212) 873-1050
     ----------------------------------------------------------------------
     (Issuer's telephone number, including area code)

                                     N/A
     ----------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____.

The aggregate number of shares outstanding of the Issuer's Common Stock, its sole class of common equity, was 62,500 as of September 30, 1996.

Transitional Small Business Issuer Disclosure Format: Yes_____     No X

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, therunto duly authorized.


Dated:    December 4, 1996                   WESTECH CAPITAL CORP.


                                        By   /s/  Neil Ragin
                                             ------------------------------
                                             Neil Ragin, President and
                                             Principal Financial Officer

                                Exhibit Index


Exhibit No.                    Description
-----------                    -----------------------
    27                         Financial Data Schedule