Form 10QSB
period 1996-12-31
WESTECH CAPITAL CORP
filed 1997-02-18
CIK 869688

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 1996

                                      OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________ to ____________

      Commission File Number 33-37534-NY


                             WESTECH CAPITAL CORP.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                New York                                  13-3577716
--------------------------------------------------------------------------------
      State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                  Identification No.)

      180 West End Avenue, Apt. 23F, New York, New York               10023
--------------------------------------------------------------------------------
      (Address of principal executive offices)                    (Zip Code)

      (212) 873-1050
--------------------------------------------------------------------------------
      (Issuer's telephone number, including area code)

      N/A
--------------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The aggregate number of shares outstanding of the Issuer's Common Stock, its sole class of common equity, was 62,500 as of December 31, 1996.

Transitional Small Business Issuer Disclosure Format: Yes |_|  No |X|

                              WESTECH CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                                    December 31,   June 30,
                                                        1996         1996
                                                    (Unaudited)
                       ASSETS

CURRENT ASSETS
     Cash                                             $  2,491     $  7,060
                                                      ========     ========

        LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Accrued expenses                                 $  1,329     $  2,271
                                                      --------     --------
      TOTAL LIABILITIES                                  1,329        2,271
                                                      --------     --------

STOCKHOLDERS' EQUITY
      Common stock, $.001 par value
       50,000,000 shares authorized
       62,500 shares issued and outstanding                 63           63
      Capital in excess of par value                    37,019       37,019
      Deficit accumulated during development stage     (35,920)     (32,293)

      TOTAL STOCKHOLDERS' EQUITY                         1,162        4,789
                                                      --------     --------

      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                          $  2,491     $  7,060
                                                      ========     ========

                              WESTECH CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                     For The Six         From Inception
                                     Months Ended        July 18, 1990
                                     December 31,              To
                                  1996         1995     December 31, 1996

REVENUE                             NONE         NONE            NONE
                                --------     --------        --------

EXPENSES
      Professional              $  2,630     $  2,900        $ 24,393
      Miscellaneous                    9            0             199
      Office                           0            0           2,415
      Filing fees                    301          236           3,742
                                --------     --------        --------

      TOTAL                        2,940        3,136          30,749
                                --------     --------        --------

LOSS BEFORE INCOME TAXES          (2,940)      (3,136)        (30,749)

INCOME TAXES                         687          721           5,171
                                --------     --------        --------

NET LOSS                        $ (3,627)    $ (3,857)       $(35,920)
                                ========     ========        ========

LOSS PER SHARE:
   Net loss per share           $   (.06)    $   (.06)       $   (.74)
                                ========     ========        ========

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING      62,500       62,500         48,257
                                ========     ========       ========

                              WESTECH CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                     For The Three
                                     Months Ended
                                     December 31,
                                  1996         1995

REVENUE                             NONE         NONE
                                --------     --------

EXPENSES
      Professional              $  2,115     $    731
      Miscellaneous                    0            0
      Office                           0            0
      Filing fees                    151          135
                                --------     --------
      TOTAL                        2,266          866
                                --------     --------

LOSS BEFORE INCOME TAXES          (2,266)        (866)

INCOME TAXES                           0            0
                                --------     --------
NET LOSS                        $ (2,266)    $   (866)
                                ========     ========
LOSS PER SHARE:
   Net loss per share           $   (.04)    $   (.01)
                                ========     ========
WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING      62,500       62,500
                                ========     ========

                              WESTECH CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                          For The Six              From Inception
                                                          Months Ended             July 18, 1990
                                                          December 31,                   To
                                                      1996             1995       December 31, 1996
                                                      ----             ----       -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                     $   (3,627)      $   (3,857)      $  (35,920)
      Increase (decrease) in accrued expenses            (942)          (1,419)           1,329
                                                   ----------       ----------       ----------

NET CASH USED BY OPERATING ACTIVITIES                  (4,569)          (5,276)         (34,591)
                                                   ----------       ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Issuance of common stock                              0                0               63
      Paid in capital                                       0                0           52,437
      Offering costs                                        0                0          (15,418)
                                                   ----------       ----------       ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                   0                0           37,082
                                                   ----------       ----------       ----------

 NET INCREASE (DECREASE) IN CASH                       (4,569)          (5,276)           2,491

BEGINNING CASH BALANCE                                  7,060           15,155                0
                                                   ----------       ----------       ----------

ENDING CASH BALANCE                                $    2,491       $    9,897       $    2,491
                                                   ==========       ==========       ==========

                              WESTECH CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                       Deficit
                                                                                                     Accumulated
                                                                                        Capital in     During         Total
                                                                Common Stock            Excess of    Development   Stockholders'
                                                           Shares         Amount        Par Value       Stage         Equity
                                                          --------       --------       --------      --------       --------
Balance,  July 18, 1990  (inception)                             0       $      0       $      0      $      0       $      0

Issuance of shares to Officer and Directors of the
  Company for cash July 23, 1990                            12,500             13          2,487                        2,500

Net loss from inception to June 30, 1991                                                                  (962)          (962)

Proceeds of initial public offering                         50,000             50         49,950                       50,000

Offering costs                                                                           (14,627)                     (14,627)

Net loss for the year ended June 30, 1992                                                               (5,123)        (5,123)

Offering costs                                                                              (791)                        (791)

Net loss for the year ended June 30, 1993                                                               (5,428)        (5,428)
                                                          --------       --------       --------      --------       --------

Balance, June 30, 1993                                      62,500             63         37,019       (11,513)        25,569

Net loss for the year ended June 30, 1994                                                               (5,929)        (5,929)
                                                          --------       --------       --------      --------       --------

Balance, June 30, 1994                                      62,500             63         37,019       (17,442)        19,640

Net loss for the year ended June 30, 1995                                                               (7,108)        (7,108)
                                                          --------       --------       --------      --------       --------

Balance, June 30, 1995                                      62,500             63         37,019       (24,550)        12,532

Net loss for the year ended June 30, 1996                                                               (7,743)        (7,743)
                                                          --------       --------       --------      --------       --------

Balance, June 30, 1996                                      62,500             63         37,019       (32,293)         4,789

Net loss for the six months ended  December 31, 1996                                                    (3,627)        (3,627)
                                                          --------       --------       --------      --------       --------

Balance, December 31, 1996 (unaudited)                      62,500       $     63       $ 37,019      $(35,920)      $  1,162
                                                          ========       ========       ========      ========       ========

                              WESTECH CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                                   (UNAUDITED)


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

     The financial data for the three and six months ended December 31, 1996 and 1995 and for the period July 18, 1990 (commencement of development stage) through December 31, 1996 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for such periods.

SUPPLEMENTAL CASH FLOW INFORMATION

The following were paid during the six months ended December 31, 1996:

Income taxes                        $ 704
Interest                              -0-

INCOME TAXES

As of December 31, 1996, the Company had a $32,293 net operating loss carryforward available to offset future taxable income through 2005.

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

     For the years ended June 30, 1996 and 1995, the Registrant had a net loss of ($7,743) and ($7,108), respectively, or ($.12) and ($.11) per share. From inception to December 31, 1996, the Registrant had a net loss of ($35,920), or ($.74) per share. For the six months ended December 31, 1996, the Registrant had a net loss of ($3,627), or ($.06) per share, compared to a net loss of ($3,857), or ($.06) per share, for the same period in the prior year. Such net losses are attributable primarily to professional fees associated with the Registrant's status as a public company.

Liquidity and Capital Resources.

     As of June 30, 1996, the Registrant had assets of $7,060 (all in cash), total liabilities of $2,271 and total shareholders equity of $4,789. As of December 31, 1996 the Registrant had cash of $2,491 and no other assets, total liabilities of $1,329 and total shareholders equity of $1,162. The decrease in cash and shareholders equity resulted primarily from professional fees associated with the Registrant's status as a public company.

     Although no assurance can be given, Registrant believes its cash on hand will satisfy its cash requirements until it effects an acquisition, although it may raise additional funds in the next 12 months to make itself more attractive as an acquisition vehicle, which capital would be used for the benefit of any company acquired by the Registrant.


ITEM 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          The following exhibit is filed with this report:                  Page
                                                                            ----
     27   Financial Data Schedule.                                           11

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February 11, 1997                    WESTECH CAPITAL CORP.



                                             By   Neil Ragin
                                                  ---------------------------
                                                  Neil Ragin, President and
                                                  Principal Financial Officer