Form 10QSB
period 1997-03-31
WESTECH CAPITAL CORP
filed 1997-05-15
CIK 869688

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1997

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                   TO
                                       ------------------  ----------------
        Commission File Number 33-37534-NY

                            WESTECH CAPITAL CORP.
        -------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  New York                              13-3577716
        -------------------------------------------------------------------
       State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)             Identification No.)

       180 West End Avenue, Apt. 23F, New York, New York          10023
       --------------------------------------------------------------------
       (Address of principal executive offices)                 (Zip Code)

       (212) 873-1050
       --------------------------------------------------------------------
       (Issuer's telephone number, including area code)

       N/A
       --------------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
   ---   ---

The aggregate number of shares outstanding of the Issuer's Common Stock, its sole class of common equity, was 62,500 as of May 9, 1997.

Transitional Small Business Issuer Disclosure Format: Yes   No X
                                                         ---  ---
                       Page 1 of 11; Exhibit Index is on Page 9

PART I

ITEM 1. FINANCIAL STATEMENTS.

                             WESTECH CAPITAL CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET

                                                                         MARCH 31,
                                                                           1997      JUNE 30,
                                                                        (UNAUDITED)    1996
                                                                        -----------  ---------
ASSETS
CURRENT ASSETS
    Cash..............................................................   $   1,451   $   7,060
                                                                        -----------  ---------
                                                                        -----------  ---------
                             LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
    Accrued expenses..................................................       2,466       2,271
                                                                        -----------  ---------
    TOTAL LIABILITIES.................................................       2,466       2,271
                                                                        -----------  ---------
STOCKHOLDERS' EQUITY
 Common stock, $.001 par value, 50,000,000 shares authorized, 62,500
  shares issued and outstanding.......................................          63          63
 Capital in excess of par value.......................................      37,019      37,019
 Deficit accumulated during development stage.........................     (38,097)    (32,293)
                                                                        -----------  ---------
    TOTAL STOCKHOLDERS' EQUITY........................................      (1,015)      4,789
                                                                        -----------  ---------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........................   $   1,451   $   7,060
                                                                        -----------  ---------
                                                                        -----------  ---------

                             WESTECH CAPITAL CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                                                   FOR THE NINE      FROM INCEPTION
                                                                                   MONTHS ENDED        (JULY 18,
                                                                                  MARCH 31, 1997         1990)
                                                                               --------------------        TO
                                                                                 1997       1996     MARCH 31, 1997
                                                                               ---------  ---------  --------------
REVENUE......................................................................       NONE       NONE           NONE
                                                                               ---------  ---------  --------------
EXPENSES
    Professional.............................................................  $   4,352  $   3,793   $     26,115
    Miscellaneous............................................................          9          0            199
    Office...................................................................          0          0          2,415
    Filing fees..............................................................        756        653          4,197
                                                                               ---------  ---------  --------------
    TOTAL....................................................................      5,117      4,446         32,926
                                                                               ---------  ---------  --------------
LOSS BEFORE INCOME TAXES.....................................................     (5,117)    (4,446)       (32,926)
INCOME TAXES.................................................................        687        721          5,171
                                                                               ---------  ---------  --------------
NET LOSS.....................................................................  $  (5,804) $  (5,167)  $    (38,097)
                                                                               ---------  ---------  --------------
                                                                               ---------  ---------  --------------
LOSS PER SHARE:
 Net loss per share .........................................................      $(.09) $    (.08) $        (.78)
                                                                               ---------  ---------  --------------
                                                                               ---------  ---------  --------------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING.........................     62,500     62,500         48,780
                                                                               ---------  ---------  --------------
                                                                               ---------  ---------  --------------

                             WESTECH CAPITAL CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                        DEFICIT
                                                                                      ACCUMULATED
                                                  COMMON STOCK           CAPITAL IN      DURING        TOTAL
                                         ------------------------------   EXCESS OF   DEVELOPMENT   STOCKHOLDERS'
                                              SHARES          AMOUNT      PAR VALUE      STAGE         EQUITY
                                         -----------------  -----------  -----------  ------------  ------------
Balance, July 18, 1990 (inception)                       0    $       0    $       0   $        0    $         0

Issuance of shares to Officer and
  Directors of the Company for cash
  July 23, 1990........................             12,500           13        2,487                       2,500
Net loss from inception to June 30,
  1991.................................                                                    (  962)        (  962)
Proceeds of initial public offering....             50,000           50       49,950                      50,000
Offering costs.........................                                      (14,627)                    (14,627)
Net loss for the year ended June 30,
  1992.................................                                                   ( 5,123)       ( 5,123)
                                                                                                                         --
Offering costs.........................                                      (  791)                      (  791)
Net loss for the year ended June 30,
  1993.................................                                                   ( 5,428)       ( 5,428)
                                         -----------------  -----------  -----------  ------------  ------------
Balance, June 30, 1993.................             62,500           63      37,019       (11,513)        25,569
Net loss for the year ended June 30,
  1994.................................                                                   ( 5,929)       ( 5,929)
                                         -----------------  -----------  -----------  ------------  ------------
Balance, June 30, 1994.................             62,500           63      37,019       (17,442)        19,640
Net loss for the year ended June 30,
  1995.................................                                                   ( 7,108)       ( 7,108)
                                         -----------------  -----------  -----------  ------------  ------------
Balance, June 30, 1995.................             62,500           63      37,019       (24,550)        12,532
Net loss for the year ended June 30,
  1996.................................                                                   ( 7,743)       ( 7,743)
                                         -----------------  -----------  -----------  ------------  ------------
Balance, June 30, 1996.................             62,500           63      37,019       (32,293)         4,789
Net loss for the nine months ended
March 31, 1997 ........................                                                   ( 5,804)       ( 5,804)
                                         -----------------  -----------  -----------  ------------  ------------
Balance, March 31, 1997 (unaudited)....  $          62,500  $        63  $   37,019    $  (38,097)   $    (1,015)
                                         -----------------  -----------  -----------  ------------  ------------
                                         -----------------  -----------  -----------  ------------  ------------

                             WESTECH CAPITAL CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                                                        FOR THE NINE
                                                                                        MONTHS ENDED
                                                                                         MARCH 31,
                                                                                    --------------------
                                                                                      1997       1996
                                                                                    ---------  ---------
REVENUE..........................................................................        NONE       NONE
                                                                                    ---------  ---------
EXPENSES
  Professional....................................................................  $   1,722  $     893
  Miscellaneous...................................................................          0          0
  Office..........................................................................          0          0
  Filing fees.....................................................................        455        417
                                                                                    ---------  ---------
     TOTAL........................................................................      2,177      1,310
                                                                                    ---------  ---------
LOSS BEFORE INCOME TAXES..........................................................     (2,177)    (1,310)
INCOME TAXES......................................................................          0          0
                                                                                    ---------  ---------
NET LOSS..........................................................................  $  (2,177) $  (1,310)
                                                                                    ---------  ---------
                                                                                    ---------  ---------
LOSS PER SHARE:
  Net loss per share..............................................................  $(    .03) $(    .02)
                                                                                    ---------  ---------
                                                                                    ---------  ---------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING..............................     62,500     62,500
                                                                                    ---------  ---------
                                                                                    ---------  ---------

                             WESTECH CAPITAL CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                        FOR THE NINE      FROM INCEPTION
                                                                        MONTHS ENDED        (JULY 18,
                                                                       MARCH 31, 1997         1990)
                                                                    --------------------        TO
                                                                      1997       1996     MARCH 31, 1997
                                                                    ---------  ---------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss........................................................    $(5,804)  $(5,167)  $     (38,097)
  Increase (decrease) in accrued expenses.........................        195      (977)          2,466
                                                                    ---------  ---------  --------------
NET CASH USED BY OPERATING ACTIVITIES.............................    $(5,609)    (6,144)        (35,631)
                                                                    ---------  ---------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock........................................          0          0              63
  Paid in capital.................................................          0          0          52,437
  Offering costs..................................................          0          0         (15,418)
                                                                    ---------  ---------  --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES.........................          0          0          37,082
                                                                    ---------  ---------  --------------
NET INCREASE (DECREASE) IN CASH...................................     (5,609)    (6,144)          1,451
BEGINNING CASH BALANCE............................................      7,060     15,155               0
                                                                    ---------  ---------  --------------
ENDING CASH BALANCE...............................................   $  1,451   $  9,011   $       1,451
                                                                    ---------  ---------  --------------
                                                                    ---------  ---------  --------------

                                  WESTECH CAPITAL CORP.
                              (A DEVELOPMENT STAGE COMPANY)
                               NOTES TO FINANCIAL STATEMENTS
                                      MARCH 31, 1997
                                       (UNAUDITED)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

    The financial data for the three and nine months ended March 31, 1997 and 1996 and for the period July 18, 1990 (commencement of development stage) through March 31, 1997 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for such periods.

SUPPLEMENTAL CASH FLOW INFORMATION

    The following were paid during the nine months ended March 31, 1997:

Income taxes                $ 704
Interest                      -0-

INCOME TAXES

    As of March 31, 1997, the Company had a $32,293 net operating loss carryforward available to offset future taxable income through 2005.

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

    For the years ended June 30, 1996 and 1995, the Registrant had a net loss of ($7,743) and ($7,108), respectively, or ($.12) and ($.11) per share. From inception to March 31, 1997, the Registrant had a net loss of ($38,097), or ($.78) per share. For the nine months ended March 31, 1997, the Registrant had a net loss of ($5,804), or ($.09) per share, compared to a net loss of ($5,167), or ($.08) per share, for the same period in the prior year. Such net losses are attributable primarily to professional and filing fees associated with the Registrant's status as a public company.

Liquidity and Capital Resources.

    As of June 30, 1996, the Registrant had assets of $7,060 (all in cash), total liabilities of $2,271 and total shareholders equity of $4,789. As of March 31, 1997 the Registrant had cash of $1,451 and no other assets, total liabilities of $2,466 and total shareholders equity of ($1,015). The decrease in cash and shareholders equity resulted primarily from professional and filing fees associated with the Registrant's status as a public company.

    Although no assurance can be given, Registrant believes its cash on hand will satisfy its cash requirements until it effects an acquisition, although it may raise additional funds in the next 12 months to make itself more attractive as an acquisition vehicle, which capital would be used for the benefit of any company acquired by the Registrant.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits


THE FOLLOWING EXHIBIT IS FILED WITH THIS REPORT:    PAGE
                                                    ----
27 Financial Data Schedule......................      11


                                  SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 13, 1997                          WESTECH CAPITAL CORP.

                                            By: Neil Ragin
                                                ---------------------------
                                                Neil Ragin, President and
                                                Principal Financial Officer