Form 10KSB
period 1997-06-30
WESTECH CAPITAL CORP
filed 1997-09-29
CIK 869688

Page 1 of 23
                                                                   Exhibit Index
                                                                   is on Page 20

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark one)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                     For the fiscal year ended June 30, 1997

                                       OR

     [  ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              For the transition period from ________ to _________

                       Commission file number 33-37534-NY

                              WESTECH CAPITAL CORP.
             (Exact name of registrant as specified in its charter)

New York                                            13-3577716
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

180 West End Avenue, Apt. 23F
New York, New York                              10023
(Address of principal executive offices)        Zip Code

Issuer's telephone number (212) 873-1050

Securities registered under Section 12(b) of the Exchange Act:

                                                    Name of each exchange on
Title of each class                                 which registered

       N/A                                                     N/A

Securities registered under Section 12(g) of the Exchange Act:

                                      None
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _X_     No ____

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

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of an affiliate in Rule 12b-2 of the Exchange Act.) Zero. (According to the National Quotation Bureau, Inc. there are no published quotations for the issuer's Common Stock.)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 102,500 shares of Common Stock, $.001 par value, outstanding as of September 22, 1997.


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

     In connection with its initial capitalization, the Registrant issued 12,500 shares of its Common Stock to its officers and directors for the aggregate sum of $2,500. In furtherance of its corporate purpose, on May 26, 1992, the Registrant closed its initial public offering of 50,000 Units at a price of $1.00 per Unit. Each Unit consisted of one share of Common Stock, one Class "A" Common Stock Purchase Warrant, and one Class "B" Common Stock Purchase Warrant. The Warrants, which entitled the holders to purchase additional Common Stock at $5.00 and $10.00, respectively, have expired. In July 1997, the Company raised $10,000 from the sale of 40,000 shares of its Common Stock in order to obtain working capital.

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

Holders

     As of September 19, 1997, there were 39 record holders of the Company's Common Stock.

Common Stock

     The Company is authorized to issue 50,000,000 shares of Common Stock, par value $.001 each. As of September 22, 1997 there were 102,500 such shares issued and outstanding, all of which were fully paid and non-assessable. Holders of shares of Common Stock are entitled to one vote for each share held. There are no preemptive, subscription, conversion or redemption rights pertaining to the shares. Holders of the shares of Common Stock are entitled to receive such dividends as may be declared by the Board of Directors out of assets legally available therefor and to share ratably in the assets of the Company available upon liquidation.

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

Item 6. Management's Discussion and Analysis or Plan of Operation.

     (a) Plan of Operation

     The Registrant was formed July 18, 1990 for the purpose of investing in any and all types of assets, properties and businesses. In connection with the initial capitalization of the Company a total of 12,500 shares of its common stock were issued to its officers and directors for the aggregate sum of $2,500. On November 12, 1991, the United States Securities and Exchange Commission granted effectiveness to a Registration Statement on Form S-18 for an offering of 50,000 Units of Common Stock and Warrants to purchase shares of Common Stock at a price of $1.00 per Unit. The offering was closed in May 1992. In July 1997, the Company raised $10,000 from the sale of 40,000 shares of its Common Stock in order to obtain working capital.

     The Registrant is implementing its plan of operation by seeking to locate a suitable company which desires to go public through a "reverse acquisition" with it. Although no assurance can be given, the Company believes its cash on hand will satisfy its cash requirements until it effects such an acquisition. However, it may seek to raise additional funds in the next six months (in addition to the $10,000 raised in July 1997) to augment its cash on hand, which also could be used for the benefit of any company it acquires or with which it merges. There can be no assurance that the Company's financing efforts will be successful. The Company's Plan of Operation is further described in Item 1 hereof.

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

     For the years ended June 30, 1996 and 1997, the Company had a net loss of ($7,743) and ($12,949), respectively, or ($.12) and ($.21) per share, respectively. From inception to June 30, 1997, the Company had a net loss of $45,242, or ($.92) per share. Such losses are attributable primarily to costs associated with the Company's attempts to identify and acquire a business.

Item 7. Financial Statements.

                          Index to Financial Statement

         Independent Accountants' Report

         Balance Sheets

                  June 30, 1997 and 1996

         Statement of Operations

                  Years ended June 30, 1997, 1996 and 1995

         Statement of Changes in Stockholders' Equity

                  Years ended June 30, 1997, 1996 and 1995

         Statement of Cash Flows
                  Years ended June 30, 1997, 1996 and 1995

         Notes to Financial Statements

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Westech Capital Corp.


We have audited the accompanying balance sheets of Westech Capital Corp. (a development stage company) as of June 30, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 1997, 1996 and 1995 and for the period July 18, 1990 (inception) to June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westech Capital Corp. (a development stage company) as of June 30, 1997 and 1996 and the results of its operations and its cash flows for the years ended June 30, 1997, 1996, 1995 and for the period July 18, 1990 (inception) to June 30, 1997 in conformity with generally accepted accounting principles.



/s/ Scott & Guilfoyle


Lake Success, New York
August 11, 1997

                              WESTECH CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                     JUNE 30



                                                             1997        1996

                                     ASSETS

CURRENT ASSETS
Cash                                                       $    164    $  7,060
                                                           ========    ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Accrued expenses                                      $  8,324    $  2,271
                                                           --------    --------

         TOTAL LIABILITIES                                    8,324       2,271
                                                           --------    --------

STOCKHOLDERS' EQUITY
         Common stock, $.001 par value
          50,000,000 shares authorized,                      62,500
          shares issued and outstanding                          63          63
         Capital in excess of par value                      37,019      37,019
         Deficit accumulated during
          development stage                                 (45,242)    (32,293)
                                                           --------    --------

         TOTAL STOCKHOLDERS' EQUITY                          (8,160)      4,789
                                                           --------    --------

         TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                            $    164    $  7,060
                                                           ========    ========


The accompanying notes are an integral part of these financial statements.

                              WESTECH CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS

                                                               FOR THE YEARS ENDED                    FROM INCEPTION
                                                                    JUNE 30                          JULY 18, 1997 TO
                                                1997                 1996               1995          JUNE 30, 1997
REVENUE
   Interest                                       NONE                NONE                NONE                NONE
                                              --------            --------            --------            --------
EXPENSES
        Miscellaneous                                9                   0                                   0 199
        Office                                       0                   0                 165               2,415
        Professional                             8,364               6,220               5,503              30,127
        Filing and transfer fees                 3,905                 802                 719               7,346
                                              --------            --------            --------            --------

        TOTAL                                   12,278               7,022               6,387              40,087
                                              --------            --------            --------            --------

LOSS BEFORE INCOME TAXES                       (12,278)             (7,022)             (6,387)            (40,087)

INCOME TAXES                                       671                 721                 721               5,155
                                              --------            --------            --------            --------

NET LOSS                                      $(12,949)           $ (7,743)           $ (7,108)           $(45,242)
                                              ========            ========            ========            ========

LOSS PER SHARE
        Net loss per share                    $   (.21)           $   (.12)           $   (.11)           $   (.92)
                                              ========            ========            ========            ========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                       62,500              62,500              62,500              49,272
                                              ========            ========            ========            ========



   The accompanying notes are an integral part of these financial statements.

                              WESTECH CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY



                                                                                                   Deficit                Total
                                               Common Stock               Capital in Excess    Accumulated During      Stockholders'
                                        Shares              Amount           of Par Value       Development Stage         Equity
Balance, July 18, 1990 (inception)             0          $     0                    0             $        0            $       0

Issuance of shares to Officer and
  Directors of the Company for cash
  July 23, 1990                           12,500               13                2,487                                       2,500

Net loss from inception to
  June 30, 1991                                                                                          (962)                (962)

Proceeds of initial public offering       50,000               50               49,950                                      50,000

Offering costs                                                                 (14,627)                                    (14,627)

Net loss for the year ended
  June 30, 1992                                                                                        (5,123)              (5,123)

Offering costs                                                                    (791)                                       (791)

Net loss for the year ended
  June 30, 1993                                                                                        (5,428)              (5,428)

Net loss for the year ended
  June 30, 1994                                                                                        (5,929)              (5,929)

Net loss for the year ended
  June 30, 1995                                                                                        (7,108)              (7,108)
                                          ------          -------           ----------             ----------            ---------

Balance, June 30, 1995                    62,500               63               37,019                (24,550)              12,532

Net loss for the year ended
  June 30, 1996                                                                                        (7,743)              (7,743)
                                          ------          -------           ----------             ----------            ---------

Balance, June 30, 1996                    62,500               63               37,019                (32,293)               4,789

Net loss for the year ended
  June 30, 1997                                0                0                    0                (12,949)             (12,949)
                                          ------          -------           ----------             ----------            ---------

Balance, June 30, 1997                    62,500          $    63           $   37,019             $  (45,242)           $  (8,160)
                                          ======          =======           ==========             ==========            =========


   The accompanying notes are an integral part of these financial statements.

                              WESTECH CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS

                                           FOR THE YEARS ENDED            FROM INCEPTION
                                                 JUNE 30                 JULY 18, 1997 TO
                                      1997        1996        1995        JUNE 30, 1997
CASH FLOWS FROM OPERATING
 ACTIVITIES
        Net loss                   $(12,949)   $ (7,743)   $ (7,108)       $(45,242)
        Increase (decrease) in
         accrued expenses             6,053        (352)        544           8,324
                                   --------    --------    --------        --------

NET CASH USED BY OPERATING
 ACTIVITIES                          (6,896)     (8,095)     (6,564)        (36,918)
                                   --------    --------    --------        --------

CASH FLOWS FROM FINANCING
 ACTIVITIES
        Issuance of common stock          0           0           0              63
        Paid in capital                   0           0           0          52,437
        Offering costs                    0           0           0         (15,418)
                                   --------    --------    --------        --------

NET CASH PROVIDED BY
 FINANCING ACTIVITIES                     0           0           0          37,082
                                   --------    --------    --------        --------

NET INCREASE (DECREASE) IN CASH      (6,896)     (8,095)     (6,564)            164

BEGINNING CASH BALANCE                7,060      15,155      21,719               0
                                   --------    --------    --------        --------

ENDING CASH BALANCE                $    164    $  7,060    $ 15,155        $    164
                                   ========    ========    ========        ========





   The accompanying notes are an integral part of these financial statements.

                              WESTECH CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 1997, 1996, 1995

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates and assumptions.

General and related party

The Company entered into an oral arrangement with Mr. Neil Ragin, President of the Company, providing for the use of a portion of his business office as a temporary office until such time as the Company needs additional facilities. The Company does not pay rent for the use of such facilities.

SUPPLEMENTAL CASH FLOWS INFORMATION

The following were paid during the year ended June 30, 1997:

     Income taxes                                         $704

INCOME TAXES

As of June 30, 1997, the Company had a $42,742 net operating loss carryforward available to offset future taxable income through 2006.


NOTE 2:  SUBSEQUENT EVENTS

During July 1997 the Company issued 40,000 common shares for a total of $10,000. This sale was completed to enable the Company to meet its cash requirements for at least the next year.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         N/A


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The following table sets forth certain information concerning the current directors and executive officers of the Company, who have served since the inception of the Company and will serve for one year or until their respective successors are elected and have qualified:

NAME                              AGE                     POSITION
----                              ---                     --------

Neil Ragin                        55                Chairman of the Board,
                                                    President and Treasurer

Michael J. Tannenholtz            40                Secretary and Director

Dr. William Esh                   47                Director

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

Item 10.  Executive Compensation.

     No officer or director of the Company has received remuneration from the Company in fiscal 1996 or prior years, and it is not anticipated that remuneration will be paid prior to the Company's acquisition of a business. The Company has no current intent to issue shares of its common stock to management in connection with a Business Acquisition. However, the Company may subsequently deem the issuance of shares to management for services rendered in connection with such an Acquisition to be fair and reasonable to the Company and its public shareholders in light of the services rendered. In the event any shares are issued for services rendered by management they shall be issued in such an amount as the Board of Directors deems fair and reasonable to the Company and its public shareholders and in compliance with management's fiduciary duties under state law. Officers and directors will be reimbursed for actual out-of-pocket expenses incurred on behalf of the Company as approved by the Board of Directors.


Item 11.  Security Ownership of Certain Beneficial Owners and
          Management.

     The following table sets forth certain information as to the number of shares of the Company's Common Stock deemed to be owned beneficially by each person known by the Registrant to be deemed to be the beneficial owner of more than 5% of the outstanding Common Stock, each of its executive officers and directors, and all of its executive officers and directors as a group, at September 22, 1997. Except as indicated in the footnote to this table, the Company believes that the named persons have sole voting and investment power with respect to the shares indicated:


Name and Address of                           Position With                   Number of             Percentage
Beneficial Owner                              Company                         Shares                of Class
-------------------                           ----------------                -----------           --------------
Neil Ragin(1)                                 President,                       11,500                    11%
180 West End Avenue                           Treasurer,
New York, NY  10023                           Director

Michael J. Tannenholtz(1)                     Secretary,                        1,000                     1
250 West 54th Street                          Director
Suite 703
New York, NY  11706

Dr. William Esh(1)                            Director                           -0-                    -0-
243 West End Avenue
New York, NY  10023

Lawrence E. Kaplan(1)                           N/A                            40,000                   39

150 Vanderbilt Motor
  Parkway
Hauppauge, NY  11788

Executive Officers and
Directors as a Group                                                           12,500                   12
(3 persons)

--------------------

(1) These individuals may be deemed "parents" and the promoters of the Registrant as those terms are defined in the Rules and Regulations promulgated under the Securities Act of 1933, as amended.

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

                  27           Financial Data Schedule

         (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  WESTECH CAPITAL CORP.
                                            ----------------------------------
                                                      (Registrant)


                                        By  /s/ Neil Ragin
                                            ----------------------------------
                                            Neil Ragin
                                            Principal Executive Officer and
                                            Principal Financial Officer

                                            Date:  September 22, 1997



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                                            /s/ Neil Ragin
                                            ----------------------------------
                                            Neil Ragin
                                            Director

                                            Date:  September 22, 1997



                                            /s/ Michael J. Tannenholtz
                                            ----------------------------------
                                            Michael J. Tannenholtz
                                            Director

                                            Date:  September 22, 1997



                                            /s/ William Esh
                                            ----------------------------------
                                            William Esh
                                            Director

                                            Date:  September 22, 1997

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