Form 10QSB
period 1997-09-30
WESTECH CAPITAL CORP
filed 1997-11-12
CIK 869688

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1997

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to ______________

         Commission File Number 33-37534-NY


                              WESTECH CAPITAL CORP.
        (Exact name of small business issuer as specified in its charter)

          New York                                                13-3577716
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

180 West End Avenue, Apt. 23F, New York, New York                    10023
(Address of principal executive offices)                           (Zip Code)

                                 (212) 873-1050
                (Issuer's telephone number, including area code)

                                       N/A
            (Former name, former address and former fiscal year, if
                           changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

The aggregate number of shares outstanding of the Issuer's Common Stock, its sole class of common equity, was 102,500 as of November 5, 1997.

Transitional Small Business Issuer Disclosure Format: Yes ___   No _X_

                    Page 1 of 10; Exhibit Index is on Page 8

                              WESTECH CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                                           September 30   June 30,
                                                               1997        1997
                                                           (Unaudited)
                                     ASSETS

CURRENT ASSETS
     Cash                                                    $  1,700    $    164
                                                             ========    ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Accrued expenses                                        $  1,705    $  8,324
                                                             --------    --------

         TOTAL LIABILITIES                                      1,705       8,324
                                                             --------    --------


STOCKHOLDERS' EQUITY
         Common stock, $.001 par value
          50,000,000 shares authorized 102,500
          and 62,500 shares issued and outstanding                103          63
         Capital in excess of par value                        46,979      37,019
         Deficit accumulated during development stage         (47,087)    (45,242)
                                                             --------    --------

         TOTAL STOCKHOLDERS' EQUITY                                (5)     (8,160)
                                                             --------    --------

         TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                              $  1,700    $    164
                                                             ========    ========

                              WESTECH CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                           For The Three        From Inception
                                           Months Ended         July 18, 1990
                                           September 30,              To
                                        1997          1996    September 30, 1997

REVENUE                                   NONE         NONE           NONE

EXPENSES
         Office                       $      0     $      0      $  2,415
         Professional                    1,015          515        31,142
         Filing and transfer fees          150          150         7,496
         Miscellaneous                       0            9           199
                                      --------     --------      --------

         TOTAL                           1,165          674        41,252
                                      --------     --------      --------

LOSS BEFORE INCOME TAXES                (1,165)        (674)      (41,252)

INCOME TAXES                               680          687         5,835
                                      --------     --------      --------

NET LOSS                              $( 1,845)    $ (1,361)     $(47,087)
                                      ========     ========      ========

LOSS PER SHARE:
   Net loss per share                 $   (.02)    $   (.02)     $   (.92)
                                      ========     ========      ========

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING            99,022       62,500        51,011
                                      ========     ========      ========

                              WESTECH CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                        For The Three      From Inception
                                                        Months Ended       July 18, 1990
                                                        September 30,           To
                                                     1997         1996   September 30, 1997
CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                  $ (1,845)   $ (1,361)     $(47,087)
         Increase (decrease) in accrued expenses     (6,619)     (1,042)        1,705
                                                   --------    --------      --------

NET CASH USED BY OPERATING ACTIVITIES                (8,464)     (2,403)      (45,382)
                                                   --------    --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
         Issuance of common stock                        40           0           103
         Paid in capital                              9,960           0        62,397
         Offering costs                                   0           0       (15,418)
                                                   --------    --------      --------

NET CASH PROVIDED BY FINANCING ACTIVITIES            10,000           0        47,082
                                                   --------    --------      --------

NET INCREASE (DECREASE) IN CASH                       1,536      (2,403)        1,700

BEGINNING CASH BALANCE                                  164       7,060             0
                                                   --------    --------      --------

ENDING CASH BALANCE                                $  1,700    $  4,657      $  1,700
                                                   ========    ========      ========

                              WESTECH CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                         Deficit
                                                                                                       Accumulated
                                                                                         Capital in       During         Total
                                                                   Common Stock           Excess of     Development   Stockholders'
                                                                Shares        Amount      Par Value        Stage         Equity
Balance, July 18, 1990  (inception)                                   0      $      0      $      0      $      0      $      0

Issuance of shares to Officer and Directors of the
  Company for cash July 23, 1990                                 12,500            13         2,487             0         2,500

Net loss from inception to June 30, 1991                              0             0             0          (962)         (962)

Proceeds of initial public offering                              50,000            50        49,950             0        50,000

Offering costs                                                        0             0       (14,627)            0       (14,627)

Net loss for the year ended June 30, 1992                             0             0             0        (5,123)       (5,123)

Offering costs                                                        0             0          (791)            0          (791)

Net loss for the year ended June 30, 1993                             0             0             0        (5,428)       (5,428)

Net loss for the year ended June 30, 1994                             0             0             0        (5,929)       (5,929)

Net loss for the year ended June 30, 1995                             0             0             0        (7,108)       (7,108)

Net loss for the year ended June 30, 1996                                                                  (7,743)       (7,743)
                                                               --------      --------      --------      --------      --------

Balance, June 30, 1996                                           62,500            63        37,019       (32,293)        4,789

Net loss for the year ended June 30, 1997                             0             0             0       (12,949)      (12,949)
                                                               --------      --------      --------      --------      --------

Balance, June 30, 1997                                           62,500            63        37,019       (45,242)       (8,160)

Issuance of shares, private placement, July 9, 1997              40,000            40         9,960             0        10,000

Net loss for the three months ended September 30, 1997                0             0             0        (1,845)       (1,845)
                                                               --------      --------      --------      --------      --------

Balance, September 30, 1997 (unaudited)                         102,500      $    103      $ 46,979      $(47,087)     $     (5)
                                                               ========      ========      ========      ========      ========

                              WESTECH CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

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

SUPPLEMENTAL CASH FLOWS INFORMATION

The following were paid during the period ended September 30, 1997:

         Income taxes                                $688

INCOME TAXES

As of September 30, 1997, the Company had a $42,742 net operating loss carryforward available to offset future taxable income through 2006.


NOTE 2:  CAPITAL STOCK

The Company, in order to satisfy cash requirements, consummated the sale of 40,000 shares of Common Stock, $.001 par value, on July 9, 1997 for total proceeds of $10,000.

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

     For the years ended June 30, 1997 and 1996, the Registrant had a net loss of ($12,949) and ($7,743), respectively, or ($.21) and ($.12) per share. From inception to September 30, 1997, the Registrant had a net loss of ($47,087), or ($.92) per share. For the three months ended September 30, 1997, the Registrant had a net loss of ($1,845), or ($.02) per share, compared to a net loss of ($1,361), or ($.02) per share, for the same period in the prior year. Such net losses are attributable primarily to professional and filing fees associated with the Registrant's status as a public company.

Liquidity and Capital Resources.

     As of June 30, 1997, the Registrant had assets of $164 (all in cash), total liabilities of $8,324 and total shareholders equity of ($8,160). As of September 30, 1997 the Registrant had cash of $1,700 and no other assets, total liabilities of $1,705 and total shareholders equity of ($5). The increase in cash and shareholders equity resulted primarily from the Company's sale of 40,000 shares of Common Stock in July 1997, which generated gross proceeds of $10,000.

     Although no assurance can be given, Registrant believes its cash on hand will satisfy its cash requirements until it effects an acquisition, although it may raise additional funds in the next 12 months to make itself more attractive as an acquisition vehicle, which capital would be used for the benefit of any company acquired by the Registrant.


ITEM 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               The following exhibit is filed with this report:            Page
                                                                           ----
         27    Financial Data Schedule.                                      10

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 10, 1997                 WESTECH CAPITAL CORP.



                                          By: Neil Ragin
                                              --------------------------------
                                              Neil Ragin, President and
                                              Principal Financial Officer