Form 10QSB
period 1997-12-31
WESTECH CAPITAL CORP
filed 1998-02-10
CIK 869688

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1997

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

The aggregate number of shares outstanding of the Issuer's Common Stock, its sole class of common equity, was 102,500 as of February 4, 1998.

Transitional Small Business Issuer Disclosure Format: Yes ___   No _X_

                    Page 1 of 10; Exhibit Index is on Page 8

PART I.

ITEM 1. FINANCIAL INFORMATION




                              WESTECH CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                                      December 31
                                                          1997          June 30
                                                      (Unaudited)         1997
                                                      -----------      --------
                                     ASSETS
CURRENT ASSETS
     Cash                                               $    587       $    164
                                                        ========       ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Accrued expenses                                     $  1,205       $  8,324
                                                        --------       --------

      TOTAL LIABILITIES                                    1,205          8,324
                                                        --------       --------


STOCKHOLDERS' EQUITY
      Common stock, $.001 par value
       50,000,000 shares authorized 102,500
       and 62,500 shares issued and outstanding              103             63
      Capital in excess of par value                      46,979         37,019
      Deficit accumulated during development stage       (47,700)       (45,242)
                                                        --------       --------

      TOTAL STOCKHOLDERS' EQUITY                            (618)        (8,160)
                                                        --------       --------

      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                            $    587       $    164
                                                        ========       ========

                              WESTECH CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                           For The Three
                                                            Months Ended
                                                            December 31,
                                                       1997             1996
                                                     --------------------------
REVENUE                                                   NONE             NONE
                                                     ---------        ---------
EXPENSES
         Office                                      $       0        $       0
         Professional                                      428            2,115
         Filing and transfer fees                          185              151
         Miscellaneous                                       0                0
                                                     ---------        ---------

         TOTAL                                             613            2,266
                                                     ---------        ---------

LOSS BEFORE INCOME TAXES                                  (613)          (2,266)

INCOME TAXES                                                 0                0
                                                     ---------        ---------

NET LOSS                                             $    (613)       $  (2,266)
                                                     =========        =========

LOSS PER SHARE:
   Net loss per share                                   $(NIL)        $    (.04)
                                                     =========        =========

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING                           102,500           62,500
                                                     =========        =========

                              WESTECH CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                         For The Six            From Inception
                                         Months Ended            July 18, 1990
                                         December 31,                To
                                      1997          1996       December 31, 1997
                                   -----------------------     -----------------

REVENUE                                 NONE          NONE              NONE
                                   ---------     ---------         ---------
EXPENSES
     Office                        $       0     $       0         $   2,415
     Professional                      1,443         2,630            31,570
     Filing and transfer fees            335           301             7,681
     Miscellaneous                         0             9               199
                                   ---------     ---------         ---------

     TOTAL                             1,778         2,940            41,865
                                   ---------     ---------         ---------

LOSS BEFORE INCOME TAXES              (1,778)       (2,940)          (41,865)

INCOME TAXES                             680           687             5,835
                                   ---------     ---------         ---------

NET LOSS                           $  (2,458)    $  (3,627)        $ (47,700)
                                   =========     =========         =========

LOSS PER SHARE:
  Net loss per share               $    (.02)    $   (.06)         $    (.90)
                                   =========     =========         =========

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING         100,761        62,500            52,749
                                   =========     =========         =========

                              WESTECH CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                         For The Six                  From Inception
                                                                         Months Ended                 July 18, 1990
                                                                         December 31,                       To
                                                                   1997                1996          December 31, 1997
                                                                -----------------------------        -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                               $ (2,458)            $ (3,627)            $(47,700)
         Increase (decrease) in accrued expenses                  (7,119)                (942)               1,205
                                                                --------             --------             --------

NET CASH USED BY OPERATING ACTIVITIES                             (9,577)              (4,569)             (46,495)
                                                                --------             --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES
         Issuance of common stock                                     40                    0                  103
         Paid in capital                                           9,960                    0               62,397
         Offering costs                                                0                    0              (15,418)
                                                                --------             --------             --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                         10,000                    0               47,082
                                                                --------             --------             --------

NET INCREASE (DECREASE) IN CASH                                      423               (4,569)                 587

BEGINNING CASH BALANCE                                               164                7,060                    0
                                                                --------             --------             --------

ENDING CASH BALANCE                                             $    587             $  2,491             $    587
                                                                ========             ========             ========

                              WESTECH CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                          Deficit
                                                                                                        Accumulated
                                                                                         Capital in       During          Total
                                                                   Common Stock          Excess of      Development    Stockholders'
                                                               Shares       Amount       Par Value         Stage          Equity
                                                              ---------------------      ----------     -----------    -------------
Balance, July 18, 1990  (inception)                                 0      $      0      $      0       $      0       $      0

Issuance of shares to Officer and Directors of the
  Company for cash July 23, 1990                               12,500            13         2,487              0          2,500

Net loss from inception to June 30, 1991                            0             0             0           (962)          (962)

Proceeds of initial public offering                            50,000            50        49,950              0         50,000

Offering costs                                                      0             0       (14,627)             0        (14,627)

Net loss for the year ended June 30, 1992                           0             0             0         (5,123)        (5,123)

Offering costs                                                      0             0          (791)             0           (791)

Net loss for the year ended June 30, 1993                           0             0             0         (5,428)        (5,428)

Net loss for the year ended June 30, 1994                           0             0             0         (5,929)        (5,929)

Net loss for the year ended June 30, 1995                           0             0             0         (7,108)        (7,108)

Net loss for the year ended June 30, 1996                                                                 (7,743)        (7,743)
                                                             --------      --------      --------       --------       --------

Balance, June 30, 1996                                         62,500            63        37,019        (32,293)         4,789

Net loss for the year ended June 30, 1997                           0             0             0        (12,949)       (12,949)
                                                             --------      --------      --------       --------       --------

Balance, June 30, 1997                                         62,500            63        37,019        (45,242)        (8,160)

Issuance of shares, private placement, July 9, 1997            40,000            40         9,960              0         10,000

Net loss for the six months ended December 31, 1997                 0             0             0         (2,458)        (2,458)
                                                             --------      --------      --------       --------       --------

Balance, December 31, 1997 (unaudited)                        102,500      $    103      $ 46,979       $(47,700)      $   (618)
                                                             ========      ========      ========       ========       ========

                              WESTECH CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
                                   (UNAUDITED)


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

The financial data for the three and six months ended December 31, 1997 and 1996 and for the period July 18, 1990 (commencement of development stage) through December 31, 1997 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for such periods.

SUPPLEMENTAL CASH FLOWS INFORMATION

The following were paid during the period ended December 31, 1997:

     Income taxes                            $688

INCOME TAXES

As of December 31, 1997, the Company had a $42,742 net operating loss carryforward available to offset future taxable income through 2006.

                              WESTECH CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
                                   (UNAUDITED)

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

     For the years ended June 30, 1997 and 1996, the Registrant had a net loss of $(12,949) and $(7,743), respectively, or $(.21) and $(.12) per share. From inception to September 30, 1997, the Registrant had a net loss of $(47,000), or $(.90) per share. For the three months ended September 30, 1997, the Registrant had a net loss of $(2,458), or $(.02) per share, compared to a net loss of $(3,627), or $(.06) per share, for the same period in the prior year. Such net losses are attributable primarily to professional and filing fees associated with the Registrant's status as a public company.

Liquidity and Capital Resources.

     As of June 30, 1997, the Registrant had assets of $164 (all in cash), total liabilities of $8,324 and total shareholders' equity of $8,160. As of September 30, 1997 the Registrant had cash of $587 and no other assets, total liabilities of $1,205 and total shareholders' equity of $(618). The Company has expended substantially all of the $10,000 it raised from its sale of 40,000 shares of Common Stock in July 1997, and it will need to raise additional capital in order to satisfy its obligations and implement its plan of operations. There can be no assurance that the Company will be successful in doing either.

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

Dated:  February 6, 1998                  WESTECH CAPITAL CORP.



                                          By: /s/ Neil Ragin
                                              --------------------------------
                                              Neil Ragin, President and
                                              Principal Financial Officer