Form 10QSB
period 1998-03-31
WESTECH CAPITAL CORP
filed 1998-05-13
CIK 869688

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to _______________

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

The aggregate number of shares outstanding of the Issuer's Common Stock, its sole class of common equity, was 142,500 as of May 6, 1998.

Transitional Small Business Issuer Disclosure Format: Yes ___   No _X_

                    Page 1 of 12; Exhibit Index is on Page 10

                              WESTECH CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                                           March 31    June 30
                                                             1998        1997
                                                           --------    --------
                                                         (Unaudited)
                                     ASSETS
CURRENT ASSETS
     Cash                                                  $  9,453    $    164
                                                           ========    ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Accrued expenses                                      $  3,759    $  8,324
                                                           --------    --------

         TOTAL LIABILITIES                                    3,759       8,324
                                                           --------    --------


STOCKHOLDERS' EQUITY
         Common stock, $.001 par value
          50,000,000 shares authorized 142,500
          and 62,500 shares issued and outstanding              143          63
         Capital in excess of par value                      56,939      37,019
         Deficit accumulated during development stage       (51,388)    (45,242)
                                                           --------    --------

         TOTAL STOCKHOLDERS' EQUITY                           5,694      (8,160)
                                                           --------    --------

         TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                            $  9,453    $    164
                                                           ========    ========

                              WESTECH CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                             Deficit
                                                                                                            Accumulated     Total
                                                                                              Capital in      During        Stock-
                                                                           Common Stock        Excess of    Development     holders'
                                                                     Shares       Amount       Par Value       Stage        Equity
Balance, July 18, 1990  (inception)                                       0      $      0      $      0      $      0      $      0

Issuance of shares to Officer and Directors of the
  Company for cash July 23, 1990                                     12,500            13         2,487             0         2,500

Net loss from inception to June 30, 1991                                  0             0             0          (962)         (962)

Proceeds of initial public offering                                  50,000            50        49,950             0        50,000

Offering costs                                                            0             0       (14,627)            0       (14,627)

Net loss for the year ended June 30, 1992                                 0             0             0        (5,123)       (5,123)

Offering costs                                                            0             0          (791)            0          (791)

Net loss for the year ended June 30, 1993                                 0             0             0        (5,428)       (5,428)

Net loss for the year ended June 30, 1994                                 0             0             0        (5,929)       (5,929)

Net loss for the year ended June 30, 1995                                 0             0             0        (7,108)       (7,108)

Net loss for the year ended June 30, 1996                                                                      (7,743)       (7,743)
                                                                   --------      --------      --------      --------      --------

Balance, June 30, 1996                                               62,500            63        37,019       (32,293)        4,789

Net loss for the year ended June 30, 1997                                 0             0             0       (12,949)      (12,949)
                                                                   --------      --------      --------      --------      --------

Balance, June 30, 1997                                               62,500            63        37,019       (45,242)       (8,160)

Issuance of shares, private placement, July 9, 1997                  40,000            40         9,960             0        10,000
Issuance of shares, private placement, March 2, 1998                 40,000            40         9,960             0        10,000

Net loss for the nine months ended March 31, 1998                         0             0             0        (6,146)       (6,146)
                                                                   --------      --------      --------      --------      --------

Balance, March 31, 1998 (unaudited)                                 142,500      $    143      $ 56,939      $(51,388)     $  5,694
                                                                   ========      ========      ========      ========      ========

                             WESTECH CAPITAL CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                            For The Nine        From Inception
                                            Months Ended        July 18, 1990
                                              March 31,              To
                                         1998         1997      March 31, 1998
                                      ---------     ---------   --------------
REVENUE                                    NONE          NONE          NONE

EXPENSES
         Office                       $       0     $       0     $   2,415
         Professional                     4,019         4,352        34,146
         Filing and transfer fees         1,447           756         8,793
         Miscellaneous                        0             9           199
                                      ---------     ---------     ---------

         TOTAL                            5,466         5,117        45,553
                                      ---------     ---------     ---------

LOSS BEFORE INCOME TAXES                 (5,466)       (5,117)      (45,553)

INCOME TAXES                                680           687         5,835
                                      ---------     ---------     ---------

NET LOSS                              $  (6,146)    $  (5,804)    $ (51,388)
                                      =========     =========     =========

LOSS PER SHARE:
   Net loss per share                 $    (.06)     $( . 09)     $    (.94)
                                      =========     =========     =========

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING            105,712        62,500        54,767
                                      =========     =========     =========

                              WESTECH CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                            For The Three
                                                            Months Ended
                                                              March 31,
                                                       1998              1997
                                                     ---------        ---------
REVENUE                                                   NONE             NONE

EXPENSES
         Office                                      $       0        $       0
         Professional                                    2,576            1,722
         Filing and transfer fees                        1,112              455
         Miscellaneous                                       0                0
                                                     ---------        ---------

         TOTAL                                           3,688            2,177
                                                     ---------        ---------

LOSS BEFORE INCOME TAXES                                (3,688)          (2,177)

INCOME TAXES                                                 0                0
                                                     ---------        ---------

NET LOSS                                             $  (3,688)       $  (2,177)
                                                     =========        =========

LOSS PER SHARE:
   Net loss per share                                $    (.03)       $    (.03)
                                                     =========        =========

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING                           141,210           62,500
                                                     =========        =========

                              WESTECH CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                       For The Nine      From Inception
                                                       Months Ended      July 18, 1990
                                                         March 31,             To
                                                     1998        1997    March 31, 1998
                                                   --------    --------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                  $ (6,146)   $ (5,804)   $(51,388)
         Increase (decrease) in accrued expenses     (4,565)        195       3,759
                                                   --------    --------    --------


NET CASH USED BY OPERATING ACTIVITIES               (10,711)     (5,609)    (47,629)
                                                   --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
         Issuance of common stock                        80           0         143
         Paid in capital                             19,920           0      72,357
         Offering costs                                   0           0     (15,418)
                                                   --------    --------    --------

NET CASH PROVIDED BY FINANCING ACTIVITIES            20,000           0      57,082
                                                   --------    --------    --------

NET INCREASE (DECREASE) IN CASH                       9,289      (5,609)      9,453

BEGINNING CASH BALANCE                                  164       7,060           0
                                                   --------    --------    --------

ENDING CASH BALANCE                                $  9,453    $  1,451    $  9,453
                                                   ========    ========    ========

                              WESTECH CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)

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

The financial data for the three and nine months ended March 31, 1998 and 1997 and for the period July 18, 1990 (commencement of development stage) through March 31, 1998 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for such periods.

SUPPLEMENTAL CASH FLOWS INFORMATION

The following were paid during the period ended March 31, 1998:

         Income taxes                                         $688

INCOME TAXES

As of March 31, 1998, the Company had a $42,742 net operating loss carryforward available to offset future taxable income through 2006.

                              WESTECH CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)

NOTE 2:  CAPITAL STOCK

The Company, in order to satisfy cash requirements, consummated the sale of 40,000 shares of Common Stock, $.001 par value, on July 9, 1997 for total proceeds of $10,000 and 40,000 shares on March 2, 1998 for total proceeds of $10,000.

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

     The Registrant is implementing its plan of operation by seeking to locate a suitable company which desires to go public through a "reverse acquisition" with the Registrant. Although no assurance can be given, Registrant believes its cash on hand will satisfy its cash requirements until it effects such an acquisition. However, it may raise additional funds in the next 12 months to make itself more attractive as an acquisition vehicle, which capital would be used for the benefit of any company acquired by the Registrant.

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

     For the years ended June 30, 1997 and 1996, the Registrant had a net loss of $(12,949) and $(7,743), respectively, or $(.21) and $(.12) per share. From inception to March 31, 1998, the Registrant had a net loss of $(51,388), or $(.94) per share. For the nine months ended March 31, 1998, the Registrant had a net loss of $(6,146), or $(.06) per share, compared to a net loss of $(5,804), or $(.09) per share, for the same period in the prior year. Such net losses are attributable primarily to professional and filing fees associated with the Registrant's status as a public company and costs of its July 1997 and March 1998 private placements.

Liquidity and Capital Resources.

     As of June 30, 1997, the Registrant had assets of $164 (all in cash), total liabilities of $8,324 and total shareholders' equity of $(8,160). As of March 31, 1998 the Registrant had cash of $9,453 and no other assets, total liabilities of $3,759 and total shareholders' equity of $5,694. The increase in shareholders' equity resulted from the $10,000 the Company raised from its sale of 40,000 shares of Common Stock in March 1998. The Company may seek to raise additional capital in order to implement its plan of operations. There can be no assurance that any such offering will be successful.


ITEM 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  The following exhibit is filed with this report:        Page

         27       Financial Data Schedule.                                 12

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 12, 1998                    WESTECH CAPITAL CORP.



                                        By: /s/ Neil Ragin
                                            -----------------------------
                                            Neil Ragin, President and
                                            Principal Financial Officer