Form 10KSB
period 1998-06-30
WESTECH CAPITAL CORP
filed 1998-09-22
CIK 869688

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

                  For the fiscal year ended June 30, 1998

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

Yes _X_     No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. Zero.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 142,500 shares of Common Stock, $.001 par value, outstanding as of September 9, 1998.


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

     In connection with its initial capitalization, the Registrant issued 12,500 shares of its Common Stock to its officers and directors for the aggregate sum of $2,500. In furtherance of its corporate purpose, on May 26, 1992, the Registrant closed its initial public offering of 50,000 Units at a price of $1.00 per Unit. Each Unit consisted of one share of Common Stock, one Class "A" Common Stock Purchase Warrant, and one Class "B" Common Stock Purchase Warrant. The Warrants, which entitled the holders to purchase additional Common Stock at $5.00 and $10.00, respectively, have expired. To obtain additional working capital, in each of July 1997 and March 1998 the Company raised $10,000 from the sale of 40,000 shares of its Common Stock at a price of $.25 per share.

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

     It is likely that the Registrant will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Registrant. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under
Section 368(a)(1) of the Internal Revenue Code of 1986, as amended, depends upon the issuance to the shareholders of the acquired company of at least 80 percent of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, all prior shareholders would in such circumstances retain 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution to the equity of those who were shareholders of the Registrant prior to such reorganization.

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

Holders

     As of September 9, 1998, there were 39 record holders of the Company's Common Stock.

Common Stock

     The Company is authorized to issue 50,000,000 shares of Common Stock, par value $.001 each. As of September 9, 1998 there were 142,500 such shares issued and outstanding. Holders of shares of Common Stock are entitled to one vote for each share held. There are no preemptive, subscription, conversion or redemption rights pertaining to the shares. Holders of the shares of Common Stock are entitled to receive such dividends as may be declared by the Board of Directors out of assets legally available therefor and to share ratably in the assets of the Company available upon liquidation.

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

Item 6. Management's Discussion and Analysis or Plan of Operation.

     (a) Plan of Operation

     The Registrant was formed July 18, 1990 for the purpose of investing in any and all types of assets, properties and businesses. In connection with the initial capitalization of the Company a total of 12,500 shares of its common stock were issued to its officers and directors for the aggregate sum of $2,500. On November 12, 1991, the United States Securities and Exchange Commission granted effectiveness to a Registration Statement on Form S-18 for an offering of 50,000 Units of Common Stock and Warrants to purchase shares of Common Stock at a price of $1.00 per Unit. The offering was closed in May 1992. To obtain additional working capital, in each of July 1997 and March 1998, the Company raised $10,000 from the sale of 40,000 shares of its Common Stock at a price of $.25 per share.

     The Registrant is implementing its plan of operation by seeking to locate a suitable company which desires to go public through a "reverse acquisition" with it. Although no assurance can be given, the Company believes its cash on hand will satisfy its cash requirements until it effects such an acquisition. However, depending on how long it takes to implement its plan of operation the Company may seek to raise additional funds to augment its cash on hand, which also could be used for the benefit of any company it acquires or with which it merges. There can be no assurance that the Company's financing efforts will be successful. The Company's plan of operation is further described in Item 1 hereof.

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

     For the years ended June 30, 1997 and 1998, the Company had a net loss of ($12,949) and ($9,696), respectively, or ($.21) and ($.08) per share, respectively. From inception to June 30, 1998, the Company had a net loss of ($54,938), or ($.96) per share. Such losses are attributable primarily to costs associated with being subject to the reporting requirements of federal securities laws and the Company's attempts to identify and acquire a business.

Item 7. Financial Statements.

     Index to Financial Statement

     Independent Accountants' Report

     Balance Sheets

          June 30, 1998 and 1997

     Statement of Operations

          Years ended June 30, 1998, 1997 and 1996

     Statement of Changes in Stockholders' Equity

          Years ended June 30, 1998, 1997 and 1996

     Statement of Cash Flows
          Years ended June 30, 1998, 1997 and 1996

     Notes to Financial Statements

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Westech Capital Corp.

We have audited the accompanying balance sheets of Westech Capital Corp. (a development stage company) as of June 30, 1998 and 1997, and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 1998, 1997 and 1996 and for the period July 18, 1990 (inception) to June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westech Capital Corp. (a development stage company) as of June 30, 1998 and 1997 and the results of its operations and its cash flows for the years ended June 30, 1998, 1997, 1996 and for the period July 18, 1990 (inception) to June 30, 1998 in conformity with generally accepted accounting principles.


/s/ Scott & Guilfoyle
----------------------
Lake Success, New York
August 13, 1998

                              WESTECH CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                     JUNE 30


                                                           1998          1997
                                     ASSETS

CURRENT ASSETS
     Cash                                                $  6,218      $    164
                                                         ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Accrued expenses                                   $   4,074      $  8,324
                                                        ---------      --------


         TOTAL LIABILITIES                                  4,074         8,324
                                                        ---------      --------

STOCKHOLDERS' EQUITY
         Common stock, $.001 par value
          50,000,000 shares authorized, 142,500 and
         62,500  shares issued and outstanding                143            63
         Capital in excess of par value                    56,939        37,019
         Deficit accumulated during development stage     (54,938)      (45,242)
                                                         ---------      --------

         TOTAL STOCKHOLDERS' EQUITY                         2,144        (8,160)
                                                        ---------      --------


         TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                         $   6,218      $    164
                                                        =========      ========






The accompanying notes are an integral part of these financial statements.

                              WESTECH CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                         Deficit
                                                                                                       Accumulated
                                                                                         Capital in      During            Total
                                                                 Common Stock            Excess of     Development     Stockholders'
                                                            Shares         Amount        Par Value       Stage             Equity
                                                            ------         ------        ---------       -----             ------

Balance, July 18, 1990  (inception)                              0          $   0           $  0         $    0            $   0

Issuance of shares to Officer and Directors of the
  Company for cash July 23, 1990                            12,500             13          2,487              0            2,500

Net loss from inception to June 30, 1991                         0              0              0           (962)            (962)

Proceeds of initial public offering                         50,000             50         49,950              0           50,000

Offering costs                                                   0              0        (14,627)             0          (14,627)

Net loss for the year ended June 30, 1992                        0              0              0         (5,123)          (5,123)

Offering costs                                                   0              0           (791)             0             (791)

Net loss for the year ended June 30, 1993                        0              0              0         (5,428)          (5,428)

Net loss for the year ended June 30, 1994                        0              0              0         (5,929)          (5,929)

Net loss for the year ended June 30, 1995                        0              0              0         (7,108)          (7,108)

Net loss for the year ended June 30, 1996                        0              0              0         (7,743)          (7,743)

Net loss for the year ended June 30, 1997                        0              0              0        (12,949)         (12,949)
                                                         ---------          -----     ----------       --------         --------

Balance, June 30, 1997                                      62,500             63         37,019        (45,242)          (8,160)

Issuance of shares, private placement, July 9, 1997         40,000             40          9,960              0           10,000
Issuance of shares, private placement, March 2, 1998        40,000             40          9,960              0           10,000

Net loss for the year ended June 30, 1998                        0              0              0         (9,696)          (9,696)
                                                         ---------          -----     ----------       --------         --------

Balance, June 30, 1998                                     142,500          $ 143        $56,939       $(54,938)        $  2,144
                                                         =========          =====     ==========       ========         ========

The accompanying notes are an integral part of these financial statements.

                              WESTECH CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS


                                                                                      FROM INCEPTION
                                                  FOR THE YEARS ENDED                  JULY 18, 1990
                                                       JUNE 30                             TO
                                         1998             1997             1996        JUNE 30, 1998
                                         ----             ----             ----        -------------

REVENUE
         Interest                        NONE             NONE             NONE             NONE

EXPENSES
         Miscellaneous                     17                9                0              216
         Office                             0                0                0            2,415
         Professional                   4,119            8,364            6,220           34,246
         Filing and transfer fees       4,880            3,905              802           12,226
                                     --------         --------         --------         --------

         TOTAL                          9,016           12,278            7,022           49,103
                                     --------         --------         --------         --------

LOSS BEFORE INCOME TAXES               (9,016)         (12,278)          (7,022)         (49,103)

INCOME TAXES                              680              671              721            5,835
                                     --------         --------         --------         --------

NET LOSS                             $( 9,696)        $(12,949)        $ (7,743)        $(54,938)
                                     ========         ========         ========         ========

LOSS PER SHARE
         Net loss per share          $   (.08)        $   (.21)        $   (.12)        $   (.96)
                                     ========         ========         ========         ========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING             114,883           62,500           62,500           57,516
                                     ========         ========         ========         ========


The accompanying notes are an integral part of these financial statements.




                              WESTECH CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS

                                                                                          FROM INCEPTION
                                                             FOR THE YEARS ENDED          JULY 18, 1990
                                                                   JUNE 30                      TO
                                                     1998           1997           1996    JUNE 30, 1998
                                                     ----           ----           ----    -------------
CASH FLOWS FROM OPERATING
 ACTIVITIES
         Net loss                                $ (9,696)      $(12,949)      $ (7,743)      $(54,938)
         Increase (decrease) in
          accrued expenses                         (4,250)         6,053           (352)         4,074
                                                  --------       --------       --------        --------

NET CASH USED BY OPERATING
 ACTIVITIES                                       (13,946)        (6,896)        (8,095)       (50,864)
                                                   --------     --------       --------       --------

CASH FLOWS FROM FINANCING
 ACTIVITIES
         Issuance of common stock                      80              0              0            143
         Paid in capital                           19,920              0              0         72,357
         Offering costs                                 0              0              0        (15,418)
                                                 --------       --------       --------       --------

NET CASH PROVIDED BY
 FINANCING ACTIVITIES                              20,000              0              0         57,082
                                                 --------       --------       --------       --------

NET INCREASE (DECREASE) IN CASH                     6,054         (6,896)        (8,095)         6,218

BEGINNING CASH BALANCE                                164          7,060         15,155              0
                                                 --------       --------       --------       --------

ENDING CASH BALANCE                              $  6,218       $    164       $  7,060       $  6,218
                                                 ========       ========       ========       ========


SUPPLEMENTAL CASH FLOWS INFORMATION

         Income taxes paid                       $    688       $    704       $    721


The accompanying notes are an integral part of these financial statements.

                              WESTECH CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 1998, 1997, 1996

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

Income taxes

As of June 30, 1998, the Company had a $54,938 net operating loss carryforward available to offset future taxable income through 2007.

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

         N/A


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The following table sets forth certain information concerning the current directors and executive officers of the Company, who have served since the inception of the Company and will serve for one year or until their respective successors are elected and have qualified:

NAME                               AGE                    POSITION

Neil Ragin                          56               Chairman of the Board,
                                                     President and Treasurer

Michael J. Tannenholtz              41               Secretary and Director

Dr. William Esh                     48               Director

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



Item 10. Executive Compensation.

     No officer or director of the Company has received remuneration from the Company in fiscal 1998 or prior years, and it is not anticipated that remuneration will be paid prior to the Company's acquisition of a business. The Company has no current intent to issue shares of its common stock to management in connection with a Business Acquisition. However, the Company may subsequently deem the issuance of shares to management for services rendered in connection with such an Acquisition to be fair and reasonable to the Company and its public shareholders in light of the services rendered. In the event any shares are issued for services rendered by management they shall be issued in such an amount as the Board of Directors deems fair and reasonable to the Company and its public shareholders and in compliance with management's fiduciary duties under state law. Officers and directors will be reimbursed for actual out-of-pocket expenses incurred on behalf of the Company as approved by the Board of Directors.


Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information as to the number of shares of the Company's Common Stock deemed to be owned beneficially by each person known by the Registrant to be deemed to be the beneficial owner of more than 5% of the outstanding Common Stock, each of its executive officers and directors, and all of its executive officers and directors as a group, at September 9, 1998. Except as indicated in the footnote to this table, the Company believes that the named persons have sole voting and investment power with respect to the shares indicated:


Name and Address of           Position With         Number of       Percentage
Beneficial Owner              Company               Shares          of Class
----------------              -------               ------          --------

Neil Ragin(1)                 President,             11,500              8%
180 West End Avenue           Treasurer,
New York, NY  10023           Director

Michael J. Tannenholtz(1)     Secretary,              1,000               1
250 West 54th Street          Director
Suite 703
New York, NY  11706

Dr. William Esh(1)            Director                 -0-              -0-
243 West End Avenue
New York, NY  10023

Lawrence Kaplan(1)                                   80,000             56%
17 Riverview Terrace
Smithtown, NY  11787

Executive Officers and
Directors as a Group                                 12,500              9
(3 persons)

----------

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

     In March 1998 the Company sold 40,000 shares of Common Stock to Lawrence Kaplan, who then owned approximately 40% of the Company's Common Stock, for a price of $.25 per share, which was the same price at which Mr. Kaplan purchased a like amount of shares in July 1997.

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

Item 13. Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          3(i) Certificate  of  Incorporation  -  incorporated  by  reference to
               Exhibit 3.1 of Registrant's Registration Statement on Form S-18 (SEC File No. 33-37534-NY)

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


                                                     WESTECH CAPITAL CORP.
                                                 -------------------------------
                                                         (Registrant)


                                                 By /s/ Neil Ragin
                                                 -------------------------------
                                                 Neil Ragin
                                                 Principal Executive Officer and
                                                 Principal Financial Officer

                                                 Date: September 15, 1998



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                                                      /s/ Neil Ragin
                                                      Neil Ragin
                                                      --------------------------
                                                      Director

                                                      Date:  September 15, 1998



                                                      /s/ Michael J. Tannenholtz
                                                      --------------------------
                                                      Michael J. Tannenholtz
                                                      Director

                                                      Date:  September 15, 1998



                                                      /s/ William Esh
                                                      --------------------------
                                                      William Esh
                                                      Director

                                                      Date:  September 15, 1998

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