Form 10QSB
period 1998-09-30
WESTECH CAPITAL CORP
filed 1998-11-13
CIK 869688

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________

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

The aggregate number of shares outstanding of the Issuer's Common Stock, its sole class of common equity, was 142,500 as of November 11, 1998.

Transitional Small Business Issuer Disclosure Format: Yes ___   No _X_

                    Page 1 of 11; Exhibit Index is on Page 9

                         PART 1 - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                              WESTECH CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                                        September 30    June 30
                                                           1998          1998
                                                         --------      --------
                                                        (Unaudited)
                                     ASSETS
CURRENT ASSETS
     Cash                                                $  2,103      $  6,218
                                                         ========      ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Accrued expenses                                      $  2,649      $  4,074
                                                         --------      --------

      TOTAL LIABILITIES                                     2,649         4,074
                                                         --------      --------


STOCKHOLDERS' EQUITY
   Common stock, $.001 par value
     50,000,000 shares authorized 142,500
     and 62,500 shares issued and outstanding                 143           143
   Capital in excess of par value                          56,939        56,939
   Deficit accumulated during development stage           (57,628)      (54,938)
                                                         --------      --------

   TOTAL STOCKHOLDERS' EQUITY                                (546)        2,144
                                                         --------      --------

   TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                                $  2,103      $  6,218
                                                         ========      ========

                              WESTECH CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                         Deficit
                                                                                                      Accumulated
                                                                                     Capital in          During            Total
                                                                Common Stock          Excess of        Development     Stockholders'
                                                            Shares        Amount      Par Value           Stage           Equity
                                                           --------      --------     ---------         --------         --------
Balance, July 18, 1990  (inception)                               0      $      0      $      0         $      0         $      0
Issuance of shares to Officer and Directors of the
  Company for cash July 23, 1990                             12,500            13         2,487                0            2,500
Net loss from inception to June 30, 1991                          0             0             0             (962)            (962)
Proceeds of initial public offering                          50,000            50        49,950                0           50,000
Offering costs                                                    0             0       (14,627)               0          (14,627)
Net loss for the year ended June 30, 1992                         0             0             0           (5,123)          (5,123)
Offering costs                                                    0             0          (791)               0             (791)
Net loss for the year ended June 30, 1993                         0             0             0           (5,428)          (5,428)
Net loss for the year ended June 30, 1994                         0             0             0           (5,929)          (5,929)
Net loss for the year ended June 30, 1995                         0             0             0           (7,108)          (7,108)
Net loss for the year ended June 30, 1996                                                                 (7,743)          (7,743)
                                                           --------      --------      --------         --------         --------

Balance, June 30, 1996                                       62,500            63        37,019          (32,293)           4,789

Net loss for the year ended June 30, 1997                         0             0             0          (12,949)         (12,949)
                                                           --------      --------      --------         --------         --------

Balance, June 30, 1997                                       62,500            63        37,019          (45,242)          (8,160)

Issuance of shares, private placement, July 9, 1997          40,000            40         9,960                0           10,000
Issuance of shares, private placement, March 2, 1998         40,000            40         9,960                0           10,000

Net loss for the year ended June 30, 1998                         0             0             0           (9,696)          (9,696)
                                                           --------      --------      --------         --------         --------

Balance, June 30, 1998                                      142,500           143        56,939          (54,938)           2,144

Net loss for the three months ended September 30, 1998            0             0             0           (2,690)          (2,690)
                                                           --------      --------      --------         --------         --------

Balance, September 30, 1998 (unaudited)                     142,500      $    143      $ 56,939         $(57,628)        $   (546)
                                                           ========      ========      ========         ========         ========

                              WESTECH CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                For The Three           From Inception
                                                Months Ended            July 18, 1990
                                                September 30,                 To
                                            1998          1997        September 30, 1998
                                          ---------     ---------     ------------------
REVENUE                                        NONE          NONE             NONE

EXPENSES
         Miscellaneous                    $       0     $       0        $     216
         Office                                   0             0            2,415
         Professional                         1,755         1,015           36,001
         Filing and transfer fees               255           150           12,481
                                          ---------     ---------        ---------

         TOTAL                                2,010         1,165           51,113
                                          ---------     ---------        ---------

LOSS BEFORE INCOME TAXES                     (2,010)       (1,165)         (51,113)

INCOME TAXES                                    680           680            6,515
                                          ---------     ---------        ---------

NET LOSS                                  $  (2,690)    $  (1,845)       $ (57,628)
                                          =========     =========        =========

LOSS PER SHARE:
   Net loss per share                     $    (.02)    $    (.02)       $    (.96)
                                          =========     =========        =========

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING                142,500        99,022           60,125
                                          =========     =========        =========

                              WESTECH CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                          For The Three                From  Inception
                                                                          Months Ended                  July 18, 1990
                                                                          September 30,                       To
                                                                   1998                 1997          September 30, 1998
                                                                 --------             --------        ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                $ (2,690)            $ (1,845)            $(57,628)
         Increase (decrease) in accrued expenses                   (1,425)              (6,619)               2,649
                                                                 --------             --------             --------

NET CASH USED BY OPERATING ACTIVITIES                              (4,115)              (8,464)             (54,979)
                                                                 --------             --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES
         Issuance of common stock                                       0                   40                  143
         Paid in capital                                                0                9,960               72,357
         Offering costs                                                 0                    0              (15,418)
                                                                 --------             --------             --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                               0               10,000               57,082
                                                                 --------             --------             --------

NET INCREASE (DECREASE) IN CASH                                    (4,115)               1,536                2,103

BEGINNING CASH BALANCE                                              6,218                  164                    0
                                                                 --------             --------             --------

ENDING CASH BALANCE                                              $  2,103             $  1,700             $  2,103
                                                                 ========             ========             ========

                              WESTECH CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

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

The financial data for the three and nine months ended September 30, 1998 and 1997 and for the period July 18, 1990 (commencement of development stage)
through September 30, 1998 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which are, in the ipinion of management, necessary for a fair presentation of the results of operations for such periods.

SUPPLEMENTAL CASH FLOWS INFORMATION

The following were paid during the period ended September 30, 1998:

     Income taxes                                $680

Income taxes

As of September 30, 1998, the Company had a $54,938 net operating loss carryforward available to offset future taxable income through 2007.

                              WESTECH CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

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

     The Registrant is implementing its plan of operation by seeking to locate a suitable company which desires to go public although a "reverse acquisition" with the Registrant. Although no assurance can be given, Registrant believes its cash on hand will satisfy its cash requirements until it effects such an acquisition. However, it may raise additional funds in the next 12 months to make itself more attractive as an acquisition vehicle, which capital would be used for the benefit of any company acquired by the Registrant.

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

     For the years ended June 30, 1997 and 1998, the Registrant had a net loss of $(12,949) and $(9,696), respectively, or $(.21) and $(.08) per share. From inception to September 30, 1998, the Registrant had a net loss (unaudited) of $(57,628), or $(.96) per share. For the three months ended September 30, 1998, the Registrant had a net loss (unaudited) of $(2,690), or $(.02) per share, compared to a net loss (unaudited) of $(1,845), or $(.02) per share, for the same period in the prior year. Such net losses are attributable primarily to professional and filing fees associated with the Registrant's status as a public company.

Liquidity and Capital Resources.

     As of June 30, 1998, the Registrant had assets of $6,218 (all in cash), total liabilities of $4,074 and total shareholders' equity of $(2,144). As of September 30, 1998 the Registrant had (unaudited) cash of $2,103 and no other assets, total liabilities of $2,649 and total shareholders' equity of $(546). The Company may seek to raise additional capital in order to implement its plan of operations. There can be no assurance that any such offering will be successful.

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

Dated:  November 12, 1998                        WESTECH CAPITAL CORP.



                                                 By: /s/ Neil Ragin
                                                     ---------------------------
                                                     Neil Ragin, President and
                                                     Principal Financial Officer