Form 10QSB
period 1998-12-31
WESTECH CAPITAL CORP
filed 1999-02-16
CIK 869688

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1998

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

The aggregate number of shares outstanding of the Issuer's Common Stock, its sole class of common equity, was 182,500 as of February 12, 1999.

Transitional Small Business Issuer Disclosure Format: Yes _____  No __X__

                    Page 1 of 11; Exhibit Index is on Page 9

                         PART 1 - FINANCIAL INFORMATION
                          Item 1. Financial Statements


                              WESTECH CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                                         December 31    June 30
                                                            1998         1998
                                                          --------     --------
                                                         (Unaudited)
                                     ASSETS
CURRENT ASSETS
  Cash                                                    $  9,529     $  6,218
                                                          ========     ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Accrued expenses                                        $  1,580     $  4,074
                                                          --------     --------

    TOTAL LIABILITIES                                        1,580        4,074
                                                          --------     --------


STOCKHOLDERS' EQUITY
    Common stock, $.001 par value
     50,000,000 shares authorized 182,500
     and 142,500 shares issued and outstanding                 183          143
    Capital in excess of par value                          66,899       56,939
    Deficit accumulated during development stage           (59,133)     (54,938)
                                                          --------     --------

    TOTAL STOCKHOLDERS' EQUITY                               7,949        2,144
                                                          --------     --------

    TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                                 $  9,529     $  6,218
                                                          ========     ========

                              WESTECH CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                          Deficit
                                                                                                        Accumulated
                                                                                           Capital in      During        Total
                                                                        Common Stock        Excess of   Development   Stockholders'
                                                                     Shares      Amount     Par Value      Stage        Equity
                                                                     ------      ------     ---------      -----        ------
Balance, July 18, 1990  (inception)                                       0     $      0     $      0     $      0     $      0
Issuance of shares to Officer and Directors of the
  Company for cash July 23, 1990                                     12,500           13        2,487            0        2,500
Net loss from inception to June 30, 1991                                  0            0            0         (962)        (962)
Proceeds of initial public offering                                  50,000           50       49,950            0       50,000
Offering costs                                                            0            0      (14,627)           0      (14,627)
Net loss for the year ended June 30, 1992                                 0            0            0       (5,123)      (5,123)
Offering costs                                                            0            0         (791)           0         (791)
Net loss for the year ended June 30, 1993                                 0            0            0       (5,428)      (5,428)
Net loss for the year ended June 30, 1994                                 0            0            0       (5,929)      (5,929)
Net loss for the year ended June 30, 1995                                 0            0            0       (7,108)      (7,108)
Net loss for the year ended June 30, 1996                                                                   (7,743)      (7,743)
                                                                   --------     --------     --------     --------     --------

Balance, June 30, 1996                                               62,500           63       37,019      (32,293)       4,789

Net loss for the year ended June 30, 1997                                 0            0            0      (12,949)     (12,949)
                                                                   --------     --------     --------     --------     --------

Balance, June 30, 1997                                               62,500           63       37,019      (45,242)      (8,160)

Issuance of shares, private placement, July 9, 1997                  40,000           40        9,960            0       10,000
Issuance of shares, private placement, March 2, 1998                 40,000           40        9,960            0       10,000

Net loss for the year ended June 30, 1998                                 0            0            0       (9,696)      (9,696)
                                                                   --------     --------     --------     --------     --------

Balance, June 30, 1998                                              142,500          143       56,939      (54,938)       2,144

Issuance of shares, private placement, December 11, 1998             40,000           40        9,960            0       10,000
Net loss for the six months ended December 31, 1998                       0            0            0       (4,195)      (4,195)
                                                                   --------     --------     --------     --------     --------

Balance, December 31, 1998 (unaudited)                              182,500     $    183     $ 66,899     $(59,133)    $  7,949
                                                                   ========     ========     ========     ========     ========

                              WESTECH CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                               For The Six             From Inception
                                               Months Ended             July 18, 1990
                                               December 31,                   To
                                            1998           1997       December 31, 1998
                                            ----           ----       -----------------
REVENUE                                        NONE          NONE             NONE

EXPENSES
         Miscellaneous                    $       0     $       0        $     216
         Office                                   0             0            2,415
         Professional                         2,611         1,443           36,857
         Filing and transfer fees               904           335           13,130
                                          ---------     ---------        ---------

         TOTAL                                3,515         1,778           52,618
                                          ---------     ---------        ---------

LOSS BEFORE INCOME TAXES                     (3,515)       (1,778)         (52,618)

INCOME TAXES                                    680           680            6,515
                                          ---------     ---------        ---------

NET LOSS                                  $  (4,195)    $  (2,458)       $ (59,133)
                                          =========     =========        =========

LOSS PER SHARE:
   Net loss per share                     $    (.03)       $(. 02)       $    (.94)
                                          =========     =========        =========

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING                147,062       100,761           62,851
                                          =========     =========        =========

                              WESTECH CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                           For The Three
                                                            Months Ended
                                                             December 31,
                                                       1998              1997
                                                     ---------        ---------

REVENUE                                                   NONE             NONE

EXPENSES
         Professional                                $     856        $     428
         Filing and transfer fees                          649              185
                                                     ---------        ---------

         TOTAL                                           1,505              613
                                                     ---------        ---------

LOSS BEFORE INCOME TAXES                                (1,505)            (613)

INCOME TAXES                                                 0                0
                                                     ---------        ---------

NET LOSS                                             $  (1,505)       $    (613)
                                                     =========        =========

LOSS PER SHARE:
   Net loss per share                                $    (.01)       $    (NIL)
                                                     =========        =========

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING                           151,630          102,500
                                                     =========        =========

                              WESTECH CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                      For The Six                   From Inception
                                                                      Months Ended                  July 18, 1990
                                                                      December 31,                       To
                                                               1998                 1997           December 31, 1998
                                                             --------             --------         -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                            $ (4,195)            $ (2,458)            $(59,133)
         Increase (decrease) in accrued expenses               (2,494)              (7,119)               1,580
                                                             --------             --------             --------

NET CASH USED BY OPERATING ACTIVITIES                          (6,689)              (9,577)             (57,553)
                                                             --------             --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES
         Issuance of common stock                                  40                   40                  183
         Paid in capital                                        9,960                9,960               82,317
         Offering costs                                             0                    0              (15,418)
                                                             --------             --------             --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                      10,000               10,000               67,082
                                                             --------             --------             --------

NET INCREASE (DECREASE) IN CASH                                 3,311                  423                9,529

BEGINNING CASH BALANCE                                          6,218                  164                    0
                                                             --------             --------             --------

ENDING CASH BALANCE                                          $  9,529             $    587             $  9,529
                                                             ========             ========             ========

                              WESTECH CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                   (UNAUDITED)

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

The financial data for the three and six months ended December 31, 1998 and 1997 and for the period July 18, 1990 (commencement of development stage) through December 31, 1998 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which are, in the ipinion of management, necessary for a fair presentation of the results of operations for such periods.

SUPPLEMENTAL CASH FLOWS INFORMATION

The following were paid during the period ended December 31, 1998:

         Income taxes                                $680

Income taxes

As of December 31, 1998, the Company had a $54,938 net operating loss carryforward available to offset future taxable income through 2007.

                              WESTECH CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                   (UNAUDITED)

NOTE 2:  CAPITAL STOCK

The Company, in order to satisfy cash requirements, consummated the sale of 40,000 shares of Common Stock, $.001 par value, on December 11, 1998, March 2, 1998 and July 9, 1997. Each sale was for total proceeds of $10,000.

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

     (b) Management's Discussion and Analysis of Financial Condition and Results of Operations

     Results of Operations.

     Since inception the Registrant has not had any business operations, and its activities have been limited to the sale of its securities and the search for a company to acquire through a "reverse acquisition." The Registrant will not have any business operations until, if ever, such time as it effects an acquisition. Accordingly, no revenue has been generated by the Registrant since its inception.

     For the years ended June 30, 1997 and 1998, the Registrant had a net loss of $(12,949) and $(9,696), respectively, or $(.21) and $(.08) per share. From inception to December 31, 1998, the Registrant had a net loss (unaudited) of $(59,133), or $(.94) per share. For the six months ended December 31, 1998, the Registrant had a net loss (unaudited) of $(4,195), or $(.03) per share, compared to a net loss (unaudited) of $(2,458), or $(.02) per share, for the same period in the prior year. Such net losses are attributable primarily to professional and other fees associated with the Registrant's status as a reporting public company.

Liquidity and Capital Resources.

     As of June 30, 1998, the Registrant had assets of $6,218 (all in cash), total liabilities of $4,074 and total shareholders' equity of $2,144. As of December 31, 1998 the Registrant had (unaudited) cash of $9,529 and no other assets, total liabilities of $1,580 and total shareholders' equity of $7,949, which was attributable to the December 1998 sale of 40,000 shares of Common Stock for $10,000. The Company may seek to raise additional capital in order to implement its plan of operations. There can be no assurance that any such offering will be successful.


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

Dated:  February 12, 1999                        WESTECH CAPITAL CORP.



                                                 By: /s/ Neil Ragin
                                                     ---------------------------
                                                     Neil Ragin, President and
                                                     Principal Financial Officer