Form 10QSB
period 1999-03-31
WESTECH CAPITAL CORP
filed 1999-05-14
CIK 869688

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to ________________

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No_____

The aggregate number of shares outstanding of the Issuer's Common Stock, its sole class of common equity, was 182,500 as of May 13, 1999.

Transitional Small Business Issuer Disclosure Format: Yes   No X

                    Page 1 of 12; Exhibit Index is on Page 10

                         PART 1 - FINANCIAL INFORMATION
                          Item 1. Financial Statements


                              WESTECH CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                                                        March 31              June 30
                                                                         1999                   1998
                                                                      (Unaudited)
                                     ASSETS
CURRENT ASSETS
     Cash                                                               $  8,669              $  6,218
                                                                        ========              ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Accrued expenses                                                   $  1,280              $  4,074
                                                                        --------              --------

         TOTAL LIABILITIES                                                 1,280                 4,074
                                                                        --------              --------


STOCKHOLDERS' EQUITY
         Common stock, $.001 par value
          50,000,000 shares authorized 182,500
          and 142,500 shares issued and outstanding                          183                   143
         Capital in excess of par value                                   66,899                56,939
         Deficit accumulated during development stage                    (59,693)              (54,938)
                                                                        --------              --------

         TOTAL STOCKHOLDERS' EQUITY                                        7,389                 2,144
                                                                        --------              --------

         TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                                         $  8,669              $  6,218
                                                                        ========              ========

                              WESTECH CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                         Deficit
                                                                                                       Accumulated
                                                                                         Capital in       During        Total
                                                                      Common Stock        Excess of    Development   Stockholders'
                                                                  Shares       Amount     Par Value       Stage         Equity
Balance, July 18, 1990  (inception)                                     0     $      0     $      0      $      0      $      0
Issuance of shares to Officer and Directors of the
  Company for cash July 23, 1990                                   12,500           13        2,487             0         2,500
Net loss from inception to June 30, 1991                                0            0            0          (962)         (962)
Proceeds of initial public offering                                50,000           50       49,950             0        50,000
Offering costs                                                          0            0      (14,627)            0       (14,627)
Net loss for the year ended June 30, 1992                               0            0            0        (5,123)       (5,123)
Offering costs                                                          0            0         (791)            0          (791)
Net loss for the year ended June 30, 1993                               0            0            0        (5,428)       (5,428)
Net loss for the year ended June 30, 1994                               0            0            0        (5,929)       (5,929)
Net loss for the year ended June 30, 1995                               0            0            0        (7,108)       (7,108)
Net loss for the year ended June 30, 1996                               0            0            0        (7,743)       (7,743)
                                                                 --------     --------     --------      --------      --------

Balance, June 30, 1996                                             62,500           63       37,019       (32,293)        4,789

Net loss for the year ended June 30, 1997                               0            0            0       (12,949)      (12,949)
                                                                 --------     --------     --------      --------      --------

Balance, June 30, 1997                                             62,500           63       37,019       (45,242)       (8,160)

Issuance of shares, private placement, July 9, 1997                40,000           40        9,960             0        10,000
Issuance of shares, private placement, March 2, 1998               40,000           40        9,960             0        10,000

Net loss for the year ended June 30, 1998                               0            0            0        (9,696)       (9,696)
                                                                 --------     --------     --------      --------      --------

Balance, June 30, 1998                                            142,500          143       56,939       (54,938)        2,144

Issuance of shares, private placement, December 11, 1998           40,000           40        9,960             0        10,000
Net loss for the nine months ended March 31, 1999                       0            0            0        (4,755)       (4,755)
                                                                 --------     --------     --------      --------      --------

Balance, March 31, 1999 (unaudited)                               182,500     $    183     $ 66,899      $(59,693)     $  7,389
                                                                 ========     ========     ========      ========      ========

                              WESTECH CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                              For The Nine                        From Inception
                                                              Months Ended                         July 18, 1990
                                                                March 31,                               To
                                                      1999                    1998                March 31, 1999
REVENUE                                                  NONE                    NONE                    NONE

EXPENSES
         Miscellaneous                              $       0               $       0               $     216
         Office                                             0                       0                   2,415
         Professional                                   2,736                   4,019                  36,982
         Filing and transfer fees                       1,339                   1,447                  13,565
                                                    ---------               ---------               ---------

         TOTAL                                          4,075                   5,466                  53,178
                                                    ---------               ---------               ---------

LOSS BEFORE INCOME TAXES                               (4,075)                 (5,466)                (53,178)

INCOME TAXES                                              680                     680                   6,515
                                                    ---------               ---------               ---------

NET LOSS                                            $  (4,755)              $  (6,146)              $ (59,693)
                                                    =========               =========               =========

LOSS PER SHARE:
   Net loss per share                               $    (.03)              $    (.06)              $    (.90)
                                                    =========               =========               =========

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING                          158,704                 105,712                  66,238
                                                    =========               =========               =========

                              WESTECH CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                             For The Three
                                                             Months Ended
                                                               March 31,
                                                        1999            1998

REVENUE                                                   NONE             NONE

EXPENSES
         Professional                                $     125        $   2,576
         Filing and transfer fees                          435            1,112
                                                     ---------        ---------

         TOTAL                                             560            3,688
                                                     ---------        ---------

LOSS BEFORE INCOME TAXES                                  (560)          (3,688)

INCOME TAXES                                                 0                0
                                                     ---------        ---------

NET LOSS                                             $    (560)       $  (3,688)
                                                     =========        =========

LOSS PER SHARE:
   Net loss per share                                     $NIL        $    (.03)
                                                     =========        =========

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING                           166,896          141,210
                                                     =========        =========

                              WESTECH CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                  For The Nine                  From Inception
                                                                  Months Ended                  July 18, 1990
                                                                    March 31,                         To
                                                            1999                1998            March 31, 1999
CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                        $ (4,755)            $ (5,804)            $(59,693)
         Increase (decrease) in accrued expenses           (2,794)                 195                1,280
                                                         --------             --------             --------

NET CASH USED BY OPERATING ACTIVITIES                      (7,549)              (5,609)             (58,413)
                                                         --------             --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES
         Issuance of common stock                              40                    0                  183
         Paid in capital                                    9,960                    0               82,317
         Offering costs                                         0                    0              (15,418)
                                                         --------             --------             --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                  10,000                    0               67,082
                                                         --------             --------             --------

NET INCREASE (DECREASE) IN CASH                             2,451               (5,609)               8,669

BEGINNING CASH BALANCE                                      6,218                7,060                    0
                                                         --------             --------             --------

ENDING CASH BALANCE                                      $  8,669             $  1,451             $  8,669
                                                         ========             ========             ========

                              WESTECH CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

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

The financial data for the three and nine months ended March 31, 1999 and 1998 and for the period July 18, 1990 (commencement of development stage) through March 31, 1999 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for such periods.

SUPPLEMENTAL CASH FLOWS INFORMATION

The following were paid during the period ended March 31, 1999:

         Income taxes                                $680

Income taxes

As of March 31, 1999, the Company had a $54,938 net operating loss carryforward available to offset future taxable income through 2007.

                              WESTECH CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

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

     For the years ended June 30, 1997 and 1998, the Registrant had a net loss of $(12,949) and $(9,696), respectively, or $(.21) and $(.08) per share. From inception to March 31, 1999, the Registrant had a net loss (unaudited) of $(59,593), or $(.90) per share. For the nine months ended March 31, 1999, the Registrant had a net loss (unaudited) of $(4,775), or $(.03) per share, compared to a net loss (unaudited) of $(6,146), or $(.06) per share, for the same period in the prior year. Such net losses are attributable primarily to professional and other fees associated with the Registrant's status as a reporting public company.

Liquidity and Capital Resources.

     As of June 30, 1998, the Registrant had assets of $6,218 (all in cash), total liabilities of $4,074 and total shareholders' equity of $2,144. As of March 31, 1999, the Registrant had (unaudited) cash of $8,669 and no other assets, total liabilities of $1,280 and total shareholders' equity of $7,389. The Company may seek to raise additional capital in order to implement its plan of operations. There can be no assurance that any such offering will be successful.

     Year 2000.

     Many existing software programs, computers and other types of equipment were not designed to accommodate the Year 2000 and beyond. If not corrected, these computer applications and equipment could fail or create erroneous results. For the Company, this will have no material adverse effect since its sole business is to identify a suitable acquisition candidate and effectuate a business combination, and therefore it does not maintain internal business systems software or internal non-business software/embedded systems and it has no material transactions with external vendors.


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

Dated: May 13, 1999                         WESTECH CAPITAL CORP.



                                            By: /s/ Neil Ragin
                                                --------------------------------
                                                Neil Ragin, President and
                                                Principal Financial Officer