Form 10KSB
period 1999-06-30
WESTECH CAPITAL CORP
filed 1999-08-13
CIK 869688

Page 1 of __
                                                                   Exhibit Index
                                                                   is on Page __

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the fiscal year ended June 30, 1999

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 182,500 shares of Common Stock, $.001 par value, outstanding as of August 9, 1999.


                   DOCUMENTS INCORPORATED BY REFERENCE - None

                                     PART I

Item 1. Description of Business.


General

     Westech Capital Corp. (the "Company" or the "Registrant") was organized as a New York corporation on July 18, 1990 for the purpose of investing in any and all types of assets, properties and businesses. It has not engaged in any business operations. The Company is commonly known as a "blind pool" or "blank check".

     In connection with its initial capitalization, the Registrant issued 12,500 shares of its Common Stock to its officers and directors for the aggregate sum of $2,500. In furtherance of its corporate purpose, on May 26, 1992, the Registrant closed its initial public offering of 50,000 Units at a price of $1.00 per Unit. Each Unit consisted of one share of Common Stock, one Class "A" Common Stock Purchase Warrant, and one Class "B" Common Stock Purchase Warrant. The Warrants, which entitled the holders to purchase additional Common Stock at $5.00 and $10.00, respectively, have expired. To obtain additional working capital, in each of July 1997, March 1998 and December 1998, the Company raised $10,000 from the sale of 40,000 shares of its Common Stock at a price of $.25 per share. The Company may continue to seek to raise additional funds to augment its cash on hand, which also could be used for the benefit of any business acquisition seeking an immediate cash infusion. There can be no assurance that the Company's financing efforts will be successful.

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

Acquisition Restrictions

     The Company does not intend to pursue any business opportunity or transaction which would render it an "investment company" as the term is defined in the Investment Company Act of 1940. In this regard, the Company has not engaged and does not intend to engage in the business of (1) investing, reinvesting, or trading in securities as its primary business, (2) issuing face amount certificates of the installment type or (3) investing, reinvesting, owning, holding, or trading in securities nor shall it own or propose to acquire investment securities having a value exceeding 40 percent of the value of its total assets (exclusive of government securities and cash items) on an unconsolidated basis. Being deemed an "investment company" under such Act, without registration as such, could result in certain instances in civil liability and criminal penalties to controlling persons of, as well as civil liabilities and unenforceability of contracts with regard to, the Company.

     The Company does not intend, nor does it have any authority, to pursue any course of business which would render it an "investment advisor" as that term is defined in the Investment Advisors Act of 1940. Regardless of the Company's belief that it need not register as an "investment company", the Securities and Exchange Commission might take the view that the Company is an "investment company", which, if not registered as such, might result in liability to the Company and its controlling persons.

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

Item 2. Description of Property.

     The Company has entered into an oral arrangement with Neil Ragin, President, Treasurer and Chairman of the Board of the Company, providing for him to furnish the use of a portion of his business office as a temporary office for the Company until such time as it needs additional facilities. The Company will not pay rent for the use of such temporary facilities.


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

Holders

     As of August 9, 1999, there were 33 record holders of the Company's Common Stock.

Common Stock

     The Company is authorized to issue 50,000,000 shares of Common Stock, par value $.001 each. As of August 9, 1999 there were 182,500 such shares issued and outstanding. Holders of shares of Common Stock are entitled to one vote for each share held. There are no preemptive, subscription, conversion or redemption rights pertaining to the shares. Holders of the shares of Common Stock are entitled to receive such dividends as may be declared by the Board of Directors out of assets legally available therefor and to share ratably in the assets of the Company available upon liquidation.

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


Item 6. Management's Discussion and Analysis or Plan of Operation.

     (a) Plan of Operation

     The Registrant was formed July 18, 1990 for the purpose of investing in any and all types of assets, properties and businesses. In connection with the initial capitalization of the Company a total of 12,500 shares of its common stock were issued to its officers and directors for the aggregate sum of $2,500. On November 12, 1991, the United States Securities and Exchange Commission granted effectiveness to a Registration Statement on Form S-18 for an offering of 50,000 Units of Common Stock and Warrants to purchase shares of Common Stock at a price of $1.00 per Unit. The offering was closed in May 1992. To obtain additional working capital, in each of July 1997, March 1998 and December 1998, the Company raised $10,000 from the sale of 40,000 shares of its Common Stock at a price of $.25 per share.

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

     For the years ended June 30, 1998 and 1999, the Company had a net loss of ($9,696) and ($9,028), respectively, or ($.08) and ($.05) per share, respectively. From inception to June 30, 1999, the Company had a net loss of ($63,966), or ($.92) per share. Such losses are attributable primarily to costs associated with being subject to the reporting requirements of federal securities laws and the Company's attempts to identify and acquire a business.

     Liquidity and Capital Resources.

     For the years ended June 30, 1998 and 1999, the Registrant had assets of $6,218 and $6,498 (all in cash), total liabilities of $4,074 and $3,382 and total shareholders' equity of $2,144 and $3,116, respectively. The Company may seek to raise additional capital in order to augment its cash on hand. There can be no assurance that any such offering will be successful.

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

Item 7. Financial Statements.

                          Index to Financial Statements

Independent Accountants' Report

Balance Sheets

     June 30, 1999 and 1998

Statement of Operations

     Years ended June 30, 1999, 1998 and 1997

Statement of Changes in Stockholders' Equity

     Years ended June 30, 1999, 1998, 1997 and 1996

Statement of Cash Flows

     Years ended June 30, 1999, 1998 and 1997

Notes to Financial Statements

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Westech Capital Corp.

We have audited the accompanying balance sheets of Westech Capital Corp. (a development stage company) as of June 30, 1999 and 1998, and the related statements of operations, and stockholders' equity and cash flows for the years ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements refferred to above present fairly, in all material respects, the financial position of Westech Capital Corp. (a development stage company) as of June 30, 1999 and 1998 and the results of its operations and its cash flows for the years ended June 30, 1999, 1998, 1997 and for the period July 18, 1990 (inception) to June 30, 1999 in conformity with generally accepted accounting principles.

Lake Success, New York
August 5, 1999

                              WESTECH CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                     JUNE 30

                                                               1999        1998
                                     ASSETS
CURRENT ASSETS
     Cash                                                    $  6,498    $  6,218
                                                             ========    ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Accrued expenses                                        $  3,382    $  4,074
                                                             --------    --------

         TOTAL LIABILITIES                                      3,382       4,074
                                                             --------    --------

STOCKHOLDERS' EQUITY
         Common stock, $.001 par value
             50,000,000 shares authorized, 182,500 and
             142,500 shares issued and outstanding                183         143
         Capital in excess of par value                        66,899      56,939
         Deficit accumulated during development stage         (63,966)    (54,938)
                                                             --------    --------

         TOTAL STOCKHOLDERS' EQUITY                             3,116       2,144
                                                             --------    --------

         TOTAL LIABILITIES AND
             STOCKHOLDERS' EQUITY                            $  6,498    $  6,218
                                                             ========    ========




The accompanying notes are an integral part of these financial statements.

                              WESTECH CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                        Deficit
                                                                                                      Accumulated
                                                                                         Capital in      During        Total
                                                                     Common Stock        Excess of     Development  Stockholders'
                                                                 Shares       Amount     Par Value       Stage         Equity
Balance, July 18, 1990  (inception)                                    0     $      0     $      0      $      0      $      0
Issuance of shares to Officer and Directors of the
  Company for cash July 23, 1990                                  12,500           13        2,487             0         2,500
Net loss from inception to June 30, 1991                               0            0            0          (962)         (962)
Proceeds of initial public offering                               50,000           50       49,950             0        50,000
Offering costs                                                         0            0      (14,627)            0       (14,627)
Net loss for the year ended June 30, 1992                              0            0            0        (5,123)       (5,123)
Offering costs                                                         0            0         (791)            0          (791)
Net loss for the year ended June 30, 1993                              0            0            0        (5,428)       (5,428)
Net loss for the year ended June 30, 1994                              0            0            0        (5,929)       (5,929)
Net loss for the year ended June 30, 1995                              0            0            0        (7,108)       (7,108)
Net loss for the year ended June 30, 1996                              0            0            0        (7,743)       (7,743)
                                                                --------     --------     --------      --------      --------

Balance, June 30, 1996                                            62,500           63       37,019       (32,293)        4,789

Net loss for the year ended June 30, 1997                              0            0            0       (12,949)      (12,949)
                                                                --------     --------     --------      --------      --------

Balance, June 30, 1997                                            62,500           63       37,019       (45,242)       (8,160)

Issuance of shares, private placement, July 9, 1997               40,000           40        9,960             0        10,000
Issuance of shares, private placement, March 2, 1998              40,000           40        9,960             0        10,000

Net loss for the year ended June 30, 1998                              0            0            0        (9,696)       (9,696)
                                                                --------     --------     --------      --------      --------

Balance, June 30, 1998                                           142,500          143       56,939       (54,938)        2,144

Issuance of shares, private placement, December 11, 1998          40,000           40        9,960             0        10,000
Net loss for the year ended June 30, 1999                              0            0            0        (9,028)       (9,028)
                                                                --------     --------     --------      --------      --------

Balance, June 30, 1999                                           182,500     $    183     $ 66,899      $(63,966)     $  3,116
                                                                ========     ========     ========      ========      ========


The accompanying notes are an integral part of these financial statements.

                              WESTECH CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS

                                                                         FROM INCEPTION
                                              FOR THE YEARS ENDED         JULY 18, 1990
                                                   JUNE 30                     TO
                                      1999          1998        1997      JUNE 30, 1999
REVENUE
         Interest                        NONE         NONE         NONE         NONE

EXPENSES
         Miscellaneous                      0           17            9          216
         Office                             0            0            0        2,415
         Professional                   6,649        4,119        8,364       40,895
         Filing and transfer fees       1,699        4,880        3,905       13,925
                                    ---------    ---------    ---------    ---------

         TOTAL                          8,348        9,016       12,278       57,451
                                    ---------    ---------    ---------    ---------

LOSS BEFORE INCOME TAXES               (8,348)      (9,016)     (12,278)     (57,451)

INCOME TAXES                              680          680          671        6,515
                                    ---------    ---------    ---------    ---------

NET LOSS                            $  (9,028)   $  (9,696)   $ (12,949)   $ (63,966)
                                    =========    =========    =========    =========

LOSS PER SHARE
         Net loss per share         $    (.05)   $    (.08)   $    (.21)   $    (.92)
                                    =========    =========    =========    =========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING             164,637      114,883       62,500       69,473
                                    =========    =========    =========    =========





The accompanying notes are an integral part of these financial statements.

                              WESTECH CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS

                                                                       FROM INCEPTION
                                             FOR THE YEARS ENDED        JULY 18, 1990
                                                   JUNE 30                   TO
                                        1999        1998        1997    JUNE 30, 1999
CASH FLOWS FROM OPERATING
  ACTIVITIES
         Net loss                     $ (9,028)   $ (9,696)   $(12,949)   $(63,966)
         Increase (decrease) in
          accrued expenses                (692)     (4,250)      6,053       3,382
                                      --------    --------    --------    --------

NET CASH USED BY OPERATING
  ACTIVITIES                            (9,720)    (13,946)     (6,896)    (60,584)
                                      --------    --------    --------    --------

CASH FLOWS FROM FINANCING
 ACTIVITIES
         Issuance of common stock           40          80           0         183
         Paid in capital                 9,960      19,920           0      82,317
         Offering costs                      0           0           0     (15,418)
                                      --------    --------    --------    --------

NET CASH PROVIDED BY
  FINANCING ACTIVITIES                  10,000      20,000           0      67,082
                                      --------    --------    --------    --------

NET INCREASE (DECREASE) IN CASH            280       6,054      (6,896)      6,498

BEGINNING CASH BALANCE                   6,218         164       7,060           0
                                      --------    --------    --------    --------

ENDING CASH BALANCE                   $  6,498    $  6,218    $    164    $  6,498
                                      ========    ========    ========    ========


SUPPLEMENTAL CASH FLOWS INFORMATION

         Income taxes paid            $    680    $    688    $    704





The accompanying notes are an integral part of these financial statements.

                              WESTECH CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 1999, 1998, 1997

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, cash and cash equivalents are considered to be all unrestricted highly liquid investments with maturities of three months or less at the time of acquisition.

Income taxes

As of June 30, 1999, the Company had a $63,966 net operating loss carryforward available to offset future taxable income through 2008.

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

     N/A


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The following table sets forth certain information concerning the current directors and executive officers of the Company, who have served since the inception of the Company and will serve for one year or until their respective successors are elected and have qualified:

NAME                               AGE                      POSITION
----                               ---                      --------

Neil Ragin                          58               Chairman of the Board,
                                                     President and Treasurer

Michael J. Tannenholtz              42               Secretary and Director

Dr. William Esh                     49               Director

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


Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information as to the number of shares of the Company's Common Stock deemed to be owned beneficially by each person known by the Registrant to be deemed to be the beneficial owner of more than 5% of the outstanding Common Stock, each of its executive officers and directors, and all of its executive officers and directors as a group, at August 9, 1999. Except as indicated in the footnote to this table, the Company believes that the named persons have sole voting and investment power with respect to the shares indicated:

Name and Address of                           Position With                   Number of             Percentage
Beneficial Owner                              Company                         Shares                of Class
----------------                              -------                         ------                --------
Neil Ragin(1)                                 President,                       11,500                    6%
180 West End Avenue                           Treasurer,
New York, NY  10023                           Director

Name and Address of                           Position With                   Number of             Percentage
Beneficial Owner                              Company                         Shares                of Class
----------------                              -------                         ------                --------
Michael J. Tannenholtz(1)                     Secretary,                        1,000                    *
250 West 54th Street                          Director
Suite 703
New York, NY  10019

Dr. William Esh(1)                            Director                           -0-                    -0-
243 West End Avenue
New York, NY  10023

Lawrence Kaplan(1)                                                             120,000                  66%
17 Riverview Terrace
Smithtown, NY  11787

Executive Officers and
Directors as a Group                                                           12,500                    7
(3 persons)

--------------------

*    Less than one percent.

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

     In December 1998 the Company sold 40,000 shares of Common Stock to Lawrence Kaplan, who then owned approximately 56% of the Company's Common Stock, for a price of $.25 per share, which was the same price at which Mr. Kaplan purchased a like amount of shares in March 1998 and July 1997.

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

                                        Date: August 11, 1999


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                                        /s/ Neil Ragin
                                        -------------------------------
                                        Neil Ragin
                                        Director

                                        Date: August 11, 1999



                                        /s/ Michael J. Tannenholtz
                                        -------------------------------
                                        Michael J. Tannenholtz
                                        Director

                                        Date: August 11, 1999


                                        /s/ William Esh
                                        -------------------------------
                                        William Esh
                                        Director

                                        Date: August 11, 1999

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