Form 10-Q
period 1999-09-30
WESTECH CAPITAL CORP
filed 1999-11-15
CIK 869688

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _________ to __________

--------------------------------------------------------------------------------

                              WESTECH CAPITAL CORP.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


      NEW YORK                       33-37534-NY                  13-3577716
--------------------------------------------------------------------------------
(State or other jurisdiction        (Commission                 (IRS Employer
of incorporation)                   File Number)             Identification No.)

          1250 Capital of Texas Highway, Suite 500, Austin, Texas 78746
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

        Registrant's telephone number, including area code (512) 306-8222

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of September 30, 1999, the Registrant had the following number of shares of common stock, $0.001 par value per share, outstanding: 12,537,218.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                 WESTECH CAPITAL CORP. AND SUBSIDIARIES

       Consolidated Statements of Financial Condition (Unaudited)




                                                                     SEPTEMBER 30,      DECEMBER 31,
                                          ASSETS                          1999              1998
                                                                     -------------      ------------

Cash and cash equivalents                                             $  3,784,689           210,841
Receivable from clearing brokers, partially restricted                   7,721,748         1,468,424
Securities owned, at market value                                       12,435,365         1,539,424
Furniture and equipment, net                                               340,471           209,431
Deferred tax assets                                                           --             182,320
Other assets                                                               747,575           345,136
                                                                      ------------      ------------

                   Total assets                                       $ 25,029,848         3,955,576
                                                                      ============      ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable, accrued expenses and other liabilities              $  3,121,350           579,316
Securities sold, not yet purchased                                         339,118              --
Payable to clearing organization                                        13,292,305         1,459,678
Deferred tax liability                                                   1,387,450              --
Subordinated debt                                                        1,000,000           500,000
                                                                      ------------      ------------
                   Total liabilities                                    19,140,223         2,538,994
                                                                      ------------      ------------


Minority interests in consolidated subsidiaries                          1,025,102              --


Stockholders' equity:
    Common stock, $.001 par value
       50,000,000 shares authorized; 12,537,218 issued at
       September 30, 1999 and 12,537,218 shares
       issued at December 31, 1998                                          12,537            12,537
    Capital in excess of par value                                       1,574,858         1,472,303
    Subscriptions receivable                                                  --             (96,263)
    Retained earnings                                                    3,277,128            28,005
                                                                      ------------      ------------
          Total stockholders' equity                                     4,864,523         1,416,582
                                                                      ------------      ------------




                   Total liabilities and stockholders' equity         $ 25,029,848         3,955,576
                                                                      ============      ============


See accompanying notes to consolidated financial statements.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                Consolidated Statements of Operations (Unaudited)



                                                                 FOR THE THREE MONTHS ENDED           FOR THE NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                        SEPTEMBER 30,
                                                                   1999              1998               1999              1998
                                                               ------------      ------------       ------------      ------------

Revenue:
    Commissions                                                $  4,862,593         2,076,245         20,327,944         5,358,043
    Underwriting and investment banking income                       55,000           656,141            220,766         2,309,601
    Net dealer inventory and investment income                    1,112,461          (133,916)         4,629,052          (452,356)
    Other income                                                    132,806            26,358            219,871            38,304
                                                               ------------      ------------       ------------      ------------
        Total revenue                                             6,162,860         2,624,828         25,397,633         7,253,592
                                                               ------------      ------------       ------------      ------------

Expenses:
    Commissions, employee compensation and benefits               3,064,339         1,741,811         15,492,833         4,850,291
    Clearing and floor brokerage                                    108,978           115,404            341,381           304,734
    Underwriting expenses                                              --             254,600               --             423,125
    Communications and occupancy                                    329,726           249,293            881,410           542,316
    Professional fees                                               666,430           123,527            855,775           402,177
    Interest                                                        157,673            19,966            397,656            43,730
    Other                                                           527,350           399,662          1,381,040           958,002
                                                               ------------      ------------       ------------      ------------
        Total expenses                                            4,854,496         2,904,263         19,350,095         7,524,375
                                                               ------------      ------------       ------------      ------------

Income (loss) before income tax expense (benefit)
    and minority interest                                         1,308,364          (279,435)         6,047,538          (270,783)


Income tax expense (benefit)                                        556,900           (80,799)         2,422,324           (54,961)

Minority interest in net income (loss)                              376,091              --              376,091              --
                                                               ------------      ------------       ------------      ------------

        Net income (loss)                                      $    375,373          (198,636)         3,249,123          (215,822)
                                                               ============      ============       ============      ============


    Basic earnings (loss) per share:
    Net income (loss)                                          $       0.03             (0.02)              0.29             (0.02)
                                                               ============      ============       ============      ============

    Weighted average shares outstanding                          12,527,602        10,223,851         11,350,153         9,172,622
                                                               ============      ============       ============      ============


See accompanying notes to consolidated financial statements.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Unaudited)



                                                                     FOR THE NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                      1999               1998
                                                                  ------------       ------------

Cash flows from operating activities:
     Net income (loss)                                            $  3,249,123           (215,822)
     Adjustments to reconcile net income (loss) to net cash
        provided (used) by operating activities:
        Deferred tax expense (benefit)                               1,569,770            (78,664)
        Depreciation expense                                            50,763             25,319
        Minority interest in consolidated net income (loss)            376,091               --
        Increase in receivable from clearing brokers                (6,253,324)        (2,095,953)
        Increase in securities owned                               (10,556,823)           (35,467)
        Increase in other assets                                      (402,439)          (177,959)
        Increase in accounts payable, accrued
           expenses and other liabilities                            2,542,034            774,061
        Increase in payable to clearing organization                11,832,627            919,327
                                                                  ------------       ------------
           Net cash provided (used) by operating activities          2,407,822           (885,158)
                                                                  ------------       ------------

Cash flows from investing activities:
     Purchase of furniture and equipment                              (181,803)          (146,002)
                                                                  ------------       ------------
           Net cash used by investing activities                      (181,803)          (146,002)
                                                                  ------------       ------------

Cash flows from financing activities:
     Proceeds from issuance of notes payable
        and subordinated debt                                          500,000            500,000
     Subscriptions collected                                            96,263               --
     Capital contributions                                             751,566            576,500
                                                                  ------------       ------------
           Net cash provided by financing activities                 1,347,829          1,076,500
                                                                  ------------       ------------

           Net increase in cash and cash equivalents                 3,573,848             45,340

Cash and cash equivalents at beginning of period                       210,841            170,474
                                                                  ------------       ------------

Cash and cash equivalents at end of period                        $  3,784,689            215,814
                                                                  ============       ============

Supplemental disclosures:
     Interest paid                                                $    397,656             43,730
     Taxes paid                                                   $    856,369             23,737





See accompanying notes to consolidated financial statements.

                     Westech Capital Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                               September 30, 1999
                                   (Unaudited)


(1)      General

On August 27, 1999, pursuant to an Agreement and Plan of Merger, by and among Westech Capital Corp., Tejas Securities Group Holding Company, a Texas Corporation ("Tejas Holding"), Tejas Securities Group, Inc. ("Tejas Securities"), and Westech Merger Sub, Inc., a Delaware corporation ("Merger Sub"), Tejas Securities acquired Westech Capital Corp. through a reverse merger (the "Merger") of Tejas Holding and Merger Sub. Tejas Holding and Merger Sub were established for the sole purpose of affecting this transaction. As a result of the Merger, Tejas Holding became a wholly owned subsidiary of Westech Capital Corp. Tejas Holding is the holder of approximately 83% of the outstanding common stock issued by the Tejas Securities. Westech Capital Corp. was previously a "shell public company" and had no substantial operations. Tejas Securities is the operating enterprise and is the acquiring enterprise for financial reporting purposes. The historical financial statements of Tejas Securities (accounting acquirer) are presented as the historical financial statements of the combined enterprise. The results of operations of the acquired enterprise (Westech Capital Corp.) are included in the financial statements of the combined enterprise only from the date of acquisition. Westech Capital Corp. had no significant operations from the date of acquisition through September 30, 1999. The equity of Tejas Securities is presented as the equity of the combined enterprise; however, the capital stock account of Tejas Securities has been adjusted to reflect the par value of the outstanding stock of Westech Capital Corp. after giving effect to the number of shares used in the business combination. The difference between the capital stock account of Tejas Securities and the capital stock account of Westech Capital Corp. (presented as the capital stock account of the combined enterprise) has been recorded as an adjustment to capital in excess of par value of the combined enterprise. For periods prior to August 27, 1999, the equity of the combined enterprise is the historical equity of Tejas Securities prior to the merger retroactively restated to reflect the number of shares received in the business combination. Earnings
(loss) per share for periods prior to the business combination have been restated to reflect the number of equivalent shares received by Tejas Securities.

The accompanying unaudited consolidated financial statements of Westech Capital Corp., and subsidiaries (collectively referred to as the "Company"), including its principal operating subsidiary, Tejas Securities, have been prepared in accordance with the instructions for Form 10Q and, therefore, do not include all the disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments (consisting of only normal recurring adjustments) that are necessary in the opinion of management for a fair presentation of the interim financial statements have been included.

The interim financial information should be read in conjunction with the Company's Form 8-K filed September 8, 1999 (as amended on October 22, 1999 and November 8, 1999) and Form 10 filed October 29, 1999, relating to the Company's reverse merger. The results of operations for the nine months ended September 30, 1999 are not necessary indicative of the results of the year ending December 31, 1999.

(2)      Net Capital

Tejas Securities is subject to SEC Rule 15c3-1, Net Capital Requirements For Brokers or Dealers (the "Rule"), which establishes minimum net capital requirements for broker-dealers. The Rule is designed to measure financial integrity and liquidity in order to assure the broker-dealer's financial stability within the securities market. The net capital required under the Rule depends in part upon the activities engaged in by the broker-dealer. As of September 30, 1999, Tejas Securities' net capital of $2,681,665 was $2,387,170 in excess of the minimum required.

                     Westech Capital Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                               September 30, 1999
                                   (Unaudited)


(3)     Earnings (Loss) Per Share

After the completion of the Merger, the Company had 12,537,218 shares of common stock issued and outstanding. Prior to the Merger, the Company completed a stock split in the form of a stock dividend by issuing 2.28767 new shares of the Company's common stock for each one share of the Company's common stock outstanding to stockholders of record on August 13, 1999, resulting in 599,981 shares outstanding immediately following the stock split. Under the terms of the Merger, stockholders of Tejas Holding exchanged their shares for shares of the Company at a ratio of 2.4825 to one. The effect of this exchange was to issue an additional 11,937,237 shares of the Company's stock in exchange for 100% of the outstanding stock of Tejas Holding.

The following calculations of basic earnings (loss) per share are based upon the weighted average shares outstanding for the three month and nine month periods ended September 30, 1999 and 1998, respectively, giving effect to the Merger on August 27, 1999.

                                                    Three Months Ended                   Nine Months Ended
                                                       September 30,                        September 30,
                                                  1999              1998               1999              1998
BASIC EARNINGS (LOSS) PER SHARE

Net income (loss)                             $    375,373      $   (198,636)      $  3,249,123      $   (215,822)
Weighted average shares outstanding             12,527,602        10,223,851         11,350,153         9,172,622
Basic earnings (loss) per share               $       0.03      $      (0.02)      $       0.29      $      (0.02)

There were no contingently issuable shares outstanding for the three months and nine months ended September 30, 1999 and 1998 that would be included in the computation of diluted earnings (loss) per share. Therefore, the computation of diluted earnings (loss) per share is not included in the above calculation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

All statements past and future, written or oral, made by the Company or its officers, directors, stockholders, agents, representatives or employees, including without limitation, those statements contained in this Report on Form 10-Q, that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward-looking statements may appear in this document or other documents, reports, press releases, and written or oral presentations made by officers of the Company to stockholders, analysts, news organizations or others. Readers should not place undue reliance on forward-looking statements. All forward-looking statements are based on information available to the Company and the declarant at the time the forward-looking statement is made, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those described in such forward-looking statements. In addition to any risks and uncertainties specifically identified in connection with such forward-looking statements, the reader should consult the Company's filings under the Securities Exchange Act of 1934, for factors that could cause actual results to differ materially from those presented.

Forward-looking statements are necessarily based on various assumptions and estimates and are inherently subject to various risks and uncertainties, including risks and uncertainties relating to the possible invalidity of the underlying assumptions and estimates and possible changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including customers, suppliers, business partners and competitors and legislative, judicial and other governmental authorities and officials. Assumptions relating to the foregoing involve judgements with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Any such assumptions could be inaccurate and, therefore, there can be no assurance that any forward-looking statements by the Company or its officers, directors, stockholders, agents, representatives or employees, including those forward-looking statements contained in this Report on Form 10-Q, will prove to be accurate.

Results of Operations

The revenues and operating expenses of the Company's operating subsidiary, Tejas Securities, are influenced by fluctuations in the equity markets, general economic and market conditions, as well as Tejas Securities' ability to identify investment opportunities for its trading accounts and its customer accounts. Currently, Tejas Securities revenue is derived primarily from principal debt and equity transactions, which generate both commission revenue and investment income.

The Company's total revenues increased by $18,144,041 or 250% to $25,397,633 for the nine months ended September 30, 1999. Total revenues increased $3,538,032 or 135% to $6,162,860 for the three months ended September 30, 1999. The reasons for the increases are set forth below.

Commission revenues from principal transactions increased $13,369,298 or 273% to $18,268,923 for the nine months ended September 30, 1999. Commission revenues from agency transactions increased $1,564,107 or 338% to $2,026,245 for the nine months ended September 30, 1999. For the three months ended September 30, 1999, commission revenues from principal transactions increased $2,327,278 or 127% to $4,159,086. For the three months ended September 30, 1999, commission revenue from agency transactions increased $373,561 or 151% to $621,558. Tejas Securities' realized an increase of 8,595 agency trades and 3,279 agency trades for the nine months and three months ended September 30, 1999, respectively. The increase in agency commissions and trades relates to the increase in the number of retail brokers employed by Tejas Securities during 1999, and its continued focus on expanding its products and services to individuals. Commissions from principal trades increased due to an additional 1,412 and 406 trades executed during the nine months and three months ended September 30, 1999. In addition, Tejas

Securities generated increased commissions due to the appreciation of investments in the trading accounts for both the nine months and three months ended September 30, 1999.

Investment banking revenues were $220,766 for the nine months ended September 30, 1999 versus $2,309,601 for the corresponding period in 1998. The decrease is the result of the discontinuation of underwriting activities in October 1998. For the nine months ended September 30, 1998, Tejas Securities underwrote two initial public offerings and one preferred stock placement. For the corresponding period in 1999, Tejas Securities was involved in one private placement, which generated 62% of the investment banking revenue. The remaining fees in 1999 were for advisory services and syndicate participation. For the three months ended September 30, 1999, investment banking revenues were $55,000 compared to $656,141 for the corresponding period in 1998. Fees generated for the three months ended September 30, 1999 were derived from advisory services. For the three-month period in 1998, Tejas Securities underwrote one public offering.

Net dealer inventory and investment income increased by $5,081,408 to $4,629,052 for the nine months ended September 30, 1999 compared to the same period in 1998. For the three months ended September 30, 1999, net dealer inventory and investment income increased $1,246,377 to $1,112,461 from the corresponding period in the prior year. The increase in inventory and investment income resulted from favorable investment performance of companies in the telecommunications and Internet industries during the three months and nine months ended September 30, 1999.

For the nine months ended September 30, 1999, other income increased $181,567 or 474% to $219,871. For the three months ended September 30, 1999, other income increased $106,448 or 403% to $132,806. The increase for the nine months and three months ended September 30, 1999 is due to an increase in customer margin interest revenue.

Total expenses increased by $11,825,720 or 157% to $19,350,095 for the nine months ended September 30, 1999. For the three months ended September 30, 1999, total expenses increased by $1,950,233 or 67% to $4,854,496. Net income for the nine months increased by $3,151,031 to $2,935,209. For the three-month period, net income increased by $793,175 to $594,539. The explanations for the increases are set forth below.

Commissions, employee compensation and benefits increased $10,642,542 or 219% to $15,492,833 for the nine months ended September 30, 1999. Commission expense increased $8,346,226 or 241% to $11,787,942 primarily as a result of the increase in commission revenue. General and administrative salaries and other employee benefits increased due to overall salary increases and additional hires. Incentive compensation and year-end bonus accruals increased as a result of higher profits. Commissions, employee compensation and benefits increased $1,322,528 or 76% to $3,064,339 for the three months ended September 30, 1999. Commission expense increased $602,687 or 50% to $1,803,878 primarily due to increases in commission revenue. General and administrative salaries increased as a result of year-end bonus accruals based on higher profits.

Clearing and floor brokerage costs increased $36,647 or 12% to $341,381 for the nine months ended September 30, 1999. For the three months ended September 30, 1999, clearing and floor brokerage costs decreased $6,426 or 5% to $108,978. The overall increase in clearing and floor brokerage costs for the nine months ended September 30, 1999 results from greater trading activity in the over-the-counter equity markets and on the national exchanges. Tejas Securities' percentage of revenues derived from equity securities increased during 1999 in comparison to the volume of fixed income securities being traded. For the three months ended September 30, 1999, Tejas Securities realized a slight decrease in clearing and floor brokerage costs as Tejas Securities generated a significant portion of its revenues from private equity securities not executed through its clearing broker.

No underwriting expenses were incurred during the nine months ended September 30, 1999 as Tejas Securities did not actively engage in underwriting or investment banking activities, other than the private placement during the second quarter of 1999. The only expenses associated with the private placement were legal fees and commission expense, which were not material to the overall financial results.

Communications and occupancy charges increased $339,094 or 62% to $881,410 for the nine months ended September 30, 1999. The increase is attributed to two factors. In June 1998, Tejas Securities began its expansion into the New York market. The additional cost of rent and telecommunications was incurred for a portion of the nine months ended September 30, 1998 versus the full cost during the nine months in 1999. In addition, Tejas Securities has increased the availability of quote and news services to its brokers and traders in the Austin and Atlanta offices. This increase in services provided was needed to support the increase in commission generating employees. For the three months ended September 30, 1999, communications and occupancy charges increased $80,433 or 32% to $329,726. The factors affecting the nine-month period are attributed to the overall increase during the quarter ended September 30, 1999 as well.

Professional fees for the nine months ended September 30, 1999 increased $453,598 or 112% to $855,775. The increase in costs is due primarily to the increased legal fees during the quarter ended September 30, 1999. Of the total increase for the nine-month period, $344,020 was accrued legal expenses relating to the merger of the Company and Tejas Securities; legal fees for the settlement of private equity securities transactions with its customers; and fees for general legal counsel. The remaining costs during the nine months and three months ended September 30, 1999 related to consulting and accounting fees incurred during the normal course of business.

Tejas Securities increased its leverage on its receivable from clearing broker balance during 1999, which resulted in an increase in interest expense of $353,926 or 809% to $397,656 for the nine months ended September 30, 1999. As of September 30, 1999, securities owned approximated 161% of the receivable from clearing broker balance. As of September 30, 1998, securities owned approximated 105% of the receivable from clearing broker balance. Margin interest paid on these leveraged balances accounted for $320,429 of the overall increase. For the three months ended September 30, 1999, interest expense increased $137,707 or 689% to $157,673. Margin interest on the leveraged balances accounted for $117,053 of the overall increase. The remaining increase in interest expense relates to the addition of subordinated debt in October 1998 and June 1999.

Other expenses increased $423,038 or 44% to $1,381,040 for the nine months ended September 30, 1999. For the three months ended September 30, 1999, other expenses increased $127,688 or 31% to $527,350. The overall increase in other expenses during the nine months and three months ended September 30, 1999 is the result of increases in personnel and general and administrative services needed to support those personnel.

Income tax expense increased $2,477,285 to $2,422,324 for the nine months ended September 30, 1999. For the three months ended September 30, 1999, income tax expense increased $637,699 to $556,900. The overall increase in income tax expense for the nine months and three months ended September 30, 1999 is due to the increase in gross profit during the respective periods. The Company's effective tax rate was 39% for the nine months and three months ended September 30, 1999.

Minority interest in net income results from the allocation of net income of Tejas Securities subsequent to the Merger on August 27, 1999.

Liquidity and Capital Resources

In August 1999, Tejas Securities established a wholly-owned subsidiary, Tejas Securities Group - East, L.L.C., a Georgia limited liability company ("Tejas - East"), for the purpose of increasing the accountability of its primary branch office and also for minimizing general business liability associated with contracts and employment issues. Under an agreement between Tejas - East and Tejas Securities, Tejas Securities provides a revolving line of credit in the amount of $200,000, bearing interest at the prime rate plus 2%. Operating costs for Tejas - East are funded through the excess of commission and trading revenues over commission expense and clearing costs. As these amounts are not completely known by management until the month end reporting process is complete, Tejas Securities provides temporary funding through intercompany cash transfers. Excess cash flows or deficiencies are carried forward on a monthly basis, and are eliminated through Tejas Securities' monthly financial statement consolidation process.

Tejas Securities utilizes the receivable balance from its clearing broker, Schroder & Co., to fund operating and investing activities. The receivable balance represents the residual equity due to Tejas Securities from Schroder & Co. if Tejas Securities liquidated all of its investment security holdings. The receivable balance from the clearing broker is also used to secure temporary financing from Schroder & Co. for the purchase of investments in Tejas Securities' trading accounts. The receivable balance held at Schroder & Co. may fluctuate depending on factors such as the market valuation of securities held in Tejas Securities' trading accounts, realized trading profits, commission revenue, cash withdrawals and clearing costs charged to Tejas Securities for conducting its trading activities. The overall growth in the receivable from clearing broker balance resulted from the increase in commission revenue and investment income during the nine months ended September 30, 1999.

Cash and cash equivalents increased for the quarter ended September 1999 as Tejas Securities settled private equity securities transactions with its customers, which generated approximately $3,000,000 in commission and trading revenues during the period.

Market Making Activities

In August 1999, the NASD approved Tejas Securities to make markets in NASDAQ securities. Making markets in securities facilitates the execution of security transactions for Tejas Securities' customers. Tejas Securities acts as a market maker for approximately 25 public corporations whose stocks are traded on the NASDAQ National Market System. Tejas Securities anticipates increasing the number of securities it makes markets in to approximately 50 by the end of 1999.

Generally, Tejas Securities does not maintain inventories of securities for sale to its customers. However, Tejas Securities does engage in certain principal transactions where, in response to a customer order, Tejas Securities will go at risk to the marketplace to attempt to capture the spread between the bid and offer. Most of Tejas Securities' larger competitors are engaged in similar market making activities through subsidiaries or receive order flow payments from companies engaged in such market making activities. Tejas Securities believes it can maintain better control and be assured of proper executions of customer trades by providing these market making services directly to its customers.

Year 2000 Compliance

Tejas Securities has a long-standing and continuing commitment to meeting the needs of its customers, including addressing Year 2000 compliance issues. Tejas Securities initiated its Year 2000 compliance project in early 1998. The project was initiated in response to requirements by the SEC under amended Rule 17a-5 of the Securities Exchange Act of 1934, whereby all broker-dealers file a series of Year 2000 readiness reports with the SEC and its designated examining authority.

Tejas Securities' project includes the assessment of both hardware and software systems used internally or relied upon externally. In addition, the project encompasses the Year 2000 readiness of service providers and vendors of Tejas Securities. In order to assess Tejas Securities' preparedness for Year 2000, management completed an inventory of all software and hardware systems utilized by employees on a daily basis. The products inventoried encompass the primary business units and support functions of Tejas Securities: sales/trading, research, finance, compliance and information technology. From this inventory, management identified those systems that are considered mission critical for the continuing operations of the broker-dealer.

To determine Year 2000 compliance of mission critical systems, Tejas Securities requested written documentation from all of the applicable vendors that provide products or services. All of Tejas Securities' outside vendors have responded favorably to our requests regarding compliance with Year 2000. For internal systems, Tejas Securities has conducted testing of software and hardware to ensure identification of Year 2000 dates. Management believes that the results of our inquiries and testing procedures will assure a successful transition into the Year 2000. However, ultimate success is based upon a number of factors, including the following:

o Tejas Securities' ability to identify and correct potential Year 2000 deficiencies;

o    the accuracy of representations by outside vendors;

o    the degree of readiness of outside vendors; and

o    the degree of compliance by telephone and other utility companies.

In the event of a worst case system failure, customers of Tejas Securities may not be able to execute securities transactions, thereby exposing their investments to additional market risk. Tejas Securities may also experience additional market risk associated with its investment holdings in the event trades cannot be executed.

Tejas Securities completed the majority of its Year 2000 compliance project by June 30, 1999, including an inventory of systems, assessment of compliance, and an impact analysis of non-compliant systems. A key element of the project is the development of a disaster recovery plan and contingency plan in the event of system failures. Tejas Securities has developed a contingency plan that anticipates internal or external system shortfalls that could effect short-term and long-term operations. In the event of an internal or external system failure, Tejas Securities has developed alternative processing methods believed to ensure the continuation of operations.

The cost of assessing Year 2000 compliance has been absorbed by Tejas Securities through internal payroll. No significant costs have been incurred for the replacement of equipment or services as all of Tejas Securities' mission critical systems are maintained by outside vendors that replaced non-compliant systems or equipment at no cost. The Company estimates that no significant costs will be incurred to address Year 2000 compliance issues associated with Tejas Securities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's principal business activities are, by their nature, risky and volatile and are directly affected by economic and political conditions and broad trends in business and finance in the national and international markets. Any one of these factors may cause a substantial decline in the securities markets, which could materially affect the Company's business. Managing risk is critical to the Company's profitability and to reducing the likelihood of earnings volatility. The Company's risk management policies and procedures have been established to continually identify, monitor and manage risk. The major types of risk that the Company faces include credit risk, operating risk and market risk.

Credit risk is the potential for loss due to a customer or counterparty failing to perform its contractual obligation. Tejas Securities clears its securities transactions through a clearing broker. Under the terms of the clearing agreement, the clearing broker has the right to charge Tejas Securities for its losses that result from its customers' failure to fulfill their contractual obligations. In order to mitigate risk, Tejas Securities' policy is to monitor the credit standing of its customers and maintain collateral to support customer margin balances. Further, significant portions of Tejas Securities' assets are held at its clearing broker, Schroder & Co. Therefore, Tejas Securities could incur substantial losses if its clearing broker were to become insolvent or otherwise unable to meet its financial obligations. Schroder & Co. has in excess of $250 million in capital and has historically met all of its obligations to Tejas Securities.

Operating risk arises from the daily conduct of the Company's business and relates to the potential for deficiencies in control processes and systems, mismanagement of Company activities or mismanagement of customer accounts by its employees. The Company relies heavily on computer and communication systems in order to conduct its brokerage activities. Third party vendors, such as the clearing broker and news and quote providers, provide many of the systems critical to the Company's business. The Company's business could be adversely impacted if any of these systems were disrupted. The Company mitigates the risk associated with systems by hiring experienced personnel, and providing employees with alternate means of acquiring or processing information. In order to mitigate the risk associated with mismanagement of Company activities or customer accounts, the Company utilizes compliance and operations personnel to review the activities of administrative and sales personnel. In addition, the activities of management are actively reviewed by other members of management on a regular basis and by the Board of Directors.

The Company's primary market risk exposure is to market price changes and the resulting risk of loss that may occur from the potential change in the value of a financial instrument as a result of price volatility or changes in liquidity for which the Company has no control. Securities owned by Tejas Securities are either related to daily trading activity or Tejas Securities' principal investing activities. Market price risk related to trading securities is managed primarily through the daily monitoring of funds committed to the various types of securities owned by the Company and by limiting exposure to any one investment or type of investment.

Tejas Securities trading securities were $5,592,799 in long positions and $275,250 in short positions at September 30, 1999. These trading securities may be exchange listed, Nasdaq or other over-the-counter securities on both long and short positions. The potential loss in fair value, using a hypothetical 10% decline in prices, is estimated to be $531,755 as of September 30, 1999. A 10% hypothetical decline was used to represent a significant and plausible market change.

Tejas Securities' investment securities are typically those reported on by Tejas Securities' research analysts. These positions often consist of high-yield debt securities and the related equity securities. The Company monitors this risk by maintaining current operating and financial data on the companies involved, and projecting future valuations based upon the occurrence of critical future events. Any transactions involving the investment securities are typically based upon the recommendations of Tejas Securities' research analysts versus current market performance.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In June 1999, Starlight Entertainment, Inc. (the "Claimant") submitted an arbitration claim against Tejas Securities and its former employee Robert A. Shuey, III before the National Association of Securities Dealers. The Claimant alleges that Tejas Securities and its former employee failed to act diligently in bringing to market the Claimant's planned 1998 initial public offering. The Claimant is seeking approximately $225,000 in out-of-pocket expenses incurred in preparing the offering, as well as the anticipated $6,800,000 proceeds of the offering.

Tejas Securities believes the complaint to be completely without merit and intends to defend this matter vigorously. Management believes that an arbitration panel will be selected in November 1999, with arbitration proceedings beginning in the first quarter of 2000.

There are no other liabilities arising from claims or legal actions that management believes would have a significant adverse effect on the financial condition or results of operations of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON 8-K

a)       Exhibits

         27 - Financial Data

b)       Current reports on Form 8-K

         On September 8, 1999, the Company filed a Form 8-K to reflect the change in control of the Company through a merger with Tejas Securities on August 27, 1999, a change in the Company's certifying accountant, and a change in the Company's fiscal year.

         On October 22, 1999 and November 8, 1999, the Company filed amendments to the Form 8-K filed on September 8, 1999.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, The Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Westech Capital Corp.


                                        /s/  JAY VAN ERT
Date:    November 15, 1999         ----------------------------------
                                             Jay Van Ert
                                             President

                                        /s/  JOHN GARBER
Date:    November 15, 1999         ----------------------------------
                                             John Garber
                                             Director of Finance