Form 10-K
period 1999-12-31
WESTECH CAPITAL CORP
filed 2000-03-23
CIK 869688

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _________ to __________

--------------------------------------------------------------------------------

                              WESTECH CAPITAL CORP.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


        NEW YORK                                          13-3577716
--------------------------------------------------------------------------------
(State or other jurisdiction                              (IRS Employer
of incorporation)                                         Identification No.)

                2700 Via Fortuna, Suite 400, Austin, Texas 78746
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

        Registrant's telephone number, including area code (512) 306-8222

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.001 per share
                    ----------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant was undeterminable as of December 31, 1999 as there was no known market for the securities.

Number of shares of common stock issued and outstanding as of December 31, 1999:
12,537,218.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                 Not Applicable

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Westech Capital Corp., a New York corporation, is a holding company whose primary operating subsidiary is Tejas Securities Group, Inc., a Texas corporation ("Tejas Securities"). Tejas Securities is engaged in the business of providing brokerage and related financial services to institutional and retail customers nationwide. References to the Company within the Form 10-K are to Westech Capital Corp. and its subsidiaries.

Westech Capital Corp. was incorporated as a shell corporation in New York on July 18, 1990, and made an initial public offering in November 1991. Westech Capital Corp. was acquired by Tejas Securities in a reverse merger effected on August 27, 1999. See "-Change in Control." During the second quarter of 2000, Westech Capital Corp. anticipates submitting to its shareholders a proposal to change its state of incorporation from New York to Delaware. Westech Capital Corp. does not expect the reincorporation to have any material effects on it or its subsidiaries.

Tejas Securities' business is conducted out of its primary office in Austin, Texas and a branch office in Atlanta, Georgia. Tejas Securities anticipates expanding its operations in the year 2000 with branches in Dallas, Texas and Houston, Texas. Tejas Securities moved its primary office in the first quarter of 2000 to 2700 Via Fortuna, Suite 400, Austin, Texas 78746. See "-Growth Strategy."

Tejas Securities is a registered broker-dealer and investment advisor offering:
(i) brokerage services to retail and institutional customers; (ii) high quality investment research to institutional and retail customers; (iii) market-making activities in stocks traded on the Nasdaq National Market System and other national exchanges; and (iv) investment banking services.

During 1999, Tejas Securities assumed the management of a private investment company (commonly referred to as a "hedge fund"). Tejas Securities purchased the equity of TSG Capital, LLC, a Texas limited liability company, which serves as the general partner of TSG Internet Fund I, Ltd. (the "Fund"), a Texas limited partnership. Tejas Securities will manage the Fund for a one-time placement fee of 5% of each new dollar invested in the fund, an annual management fee of 1.5% of the average monthly asset balance, and an annual performance fee of 20% of the Fund's net gain. See Item 13 - "Certain Relationships and Related Transactions." If Tejas Securities is successful in managing the Fund, it may offer additional hedge funds in the future. Based on the size of the Fund, such activities are not likely to require a significant capital infusion by Tejas Securities or Westech Capital Corp.

CHANGE IN CONTROL

On August 27, 1999, pursuant to an Agreement and Plan of Merger by and among Westech Capital Corp., Tejas Securities, Tejas Securities Group Holding Company, a Texas corporation ("Tejas Holding"), and Westech Merger Sub, Inc., a Delaware corporation ("Merger Sub"), Tejas Securities acquired Westech Capital Corp. through a reverse merger (the "Merger") of Tejas Holding and Merger Sub. Tejas Holding and Merger Sub were established for the sole purpose of effecting this transaction. As a result of the Merger, Tejas Holding became a wholly owned subsidiary of Westech Capital Corp. Tejas Holding is the holder of approximately 81% of the outstanding common stock issued by Tejas Securities. Under the terms of the Merger, the shareholders of Tejas Holding exchanged their shares for shares of Westech Capital Corp. at a ratio 2.4825 to one. The former shareholders of Tejas Holding currently own 95.21% of the issued and outstanding common stock of Westech Capital Corp., $.001 par value per share.

EARLY OPERATIONS

Tejas Securities' initial focus was to provide institutional money managers and mutual funds high quality investment research covering large U.S. based companies which were believed to be overly leveraged or which were in default on their liabilities or in bankruptcy. Historically, these companies were not followed closely by a large number of research analysts. Tejas Securities used this opportunity to establish itself as a source of high quality research products and trading support. Tejas Securities took advantage of its initial research success and expanded its research coverage to special situation equities and began underwriting initial public offerings of equity securities for a select group of companies in 1997. These underwritings coupled with a demand for Tejas Securities' research by individuals led us to expand our client base to include retail accounts.

BROKERAGE SERVICES

Tejas Securities provides brokerage services to approximately 6,000 retail customers and 500 institutional customers. Tejas Securities offers a menu of services and products to customers, which includes the ability to buy and sell securities, security options, mutual funds, index funds, fixed income products, annuities and other investment securities. Tejas Securities' marketing strategy has been to emphasize its high level of service and its unique knowledge of the companies covered by its research department.

In recent years, the general public has become more comfortable dealing with financial matters through electronic means, more specifically over the Internet. Several brokerage firms have positioned themselves to take advantage of this opportunity by offering online trading and account information. Tejas Securities intends to capitalize on this trend by expanding into online trading, while continuing to provide the high level of service and proprietary research products that its customers have come to expect.

Currently, Tejas Securities provides its customers with the ability to receive stock quotes and access research on the Internet through its website (www.Tejassec.com). Tejas Securities anticipates that its clients will have the ability to make trades over the Internet prior to the end of the year 2000. Tejas Securities believes Internet trading is in high demand by its customers and will continue to devote a substantial portion of its resources to its Internet strategy.

Tejas Securities generated $25,291,212, $7,932,780 and $4,810,520 in commission revenues for the years ended 1999, 1998 and 1997, respectively, or 83%, 77% and 75% of total revenue, respectively.

RESEARCH

The cornerstone of Tejas Securities' business model is to create proprietary products for its clients that focus on its research and trading capabilities. Tejas Securities distributes these products through traditional as well as new channels of distribution. Tejas Securities believes that brokerage companies that are able to utilize technological changes to improve methods of delivering information to their clients will accomplish significant gains in market share and profitability.

Tejas Securities anticipates that it will continue to devote a substantial portion of its resources to support its research department. Currently, the research department consists of seven analysts with proven expertise in special situation equity research and in distressed securities. The analyst group has the background to analyze many industries, but has a primary focus on telecommunications and technology. Tejas Securities believes that the rapid changes in each of these industries provide excellent investment opportunities. The additional analysts will allow Tejas Securities to expand its research coverage of Austin-based telecommunications and technology companies that have limited research coverage by the New York-based brokerage community.

Tejas Securities believes that the number of high quality technology companies being formed in the Austin area is significant and will continue to grow. Tejas Securities believes that its research department is well suited to cover these companies and will focus a large percentage of its research resources to providing research coverage of these companies. The research department will cover both public companies as well as identify private companies that are candidates for becoming publicly traded companies.

MARKET MAKING

In August 1999, the NASD approved Tejas Securities to make markets in Nasdaq securities. Making markets in securities facilitates the execution of security transactions for Tejas Securities' customers. Tejas Securities acts as a market maker for approximately 50 public corporations whose stocks are traded on the Nasdaq National Market System.

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

INVESTMENT BANKING

Tejas Securities raises capital through public and private offerings of securities for corporations that are engaged in a variety of businesses. Tejas Securities participates in underwritings of corporate securities as managing underwriter and as a syndicate member. Management of an underwriting transaction is generally more profitable than participation as a member of an underwriting syndicate.

As an underwriter, Tejas Securities is also subject to potential liability under federal and state securities laws and other laws if the registration statement or prospectus contains a material misstatement or omission. Tejas Securities' potential liability as an underwriter is uninsured.

Tejas Securities' participation in or initiation of underwritings may be limited by the financial requirements of the SEC and NASD. See "- Net Capital Requirements."

Between September 30, 1997, and December 31,1998, Tejas Securities acted as the managing underwriter or co-managing underwriter for initial public offerings of four common stock offerings and one preferred stock offering, raising approximately $40 million for corporate finance clients. Tejas Securities typically received two to three percent of the aggregate amount of money raised for these offerings to cover nonaccountable expenses and between seven and nine percent as compensation to underwriters, selling group members and registered representatives, although these percentages may be lower for larger transactions. Tejas Securities generated $925,616, $2,584,770 and $752,554 in investment banking revenues for the years ended 1999, 1998 and 1997, respectively, or 3%, 25% and 12% of total revenue, respectively.

At the end of 1998, Tejas Securities decided to reduce its focus on underwriting small public offerings and refocus on the underwriting of larger, more established companies and financial advisory assignments. To accomplish this, in the first half of 1999, Tejas began a search for a senior investment banker with a suitable business background. During the fourth quarter of 1999, Tejas Securities employed an Executive Vice President and Managing Director and to oversee all investment banking operations. See Item 10 - "Directors and Executive Officers of the Registrant."

CUSTOMERS

Historically, Tejas Securities' customer base has been comprised of predominately large nationally known institutional customers. These customers demand high quality research and sophisticated trading capabilities. Tejas Securities believes that it has served the needs of this segment of its customer base well, resulting in increased trading volume. Tejas Securities believes that the increase in the scope of its research services should increase customer satisfaction and increase its revenues from institutional customers.

Currently, the fastest growing segment of Tejas Securities' business is its retail division. Tejas Securities believes its strategy of providing institutional quality research and high customer service to retail customers has been well received. The retail division has grown from 3,000 customers in 1997 into 6,000 customers at December 31, 1999. Tejas Securities will continue to expand this division by adding additional sales personnel focused exclusively on this market and continuing the rollout of products such as market making and money management that appeal to this market.

EMPLOYEES

On December 31, 1999, Tejas Securities had approximately 80 employees. Of these employees, 50 work in sales, 6 in trading, 8 in research and investment banking and the remaining employees perform management and administrative functions. Employees will continue to be added in several areas of the firm. However, it is Tejas Securities' goal to use the sales support functions that are currently in place to support additional sales staff. Tejas Securities believes that taking advantage of the infrastructure currently in place will allow an increase in productivity in the sales area with minimal additional support cost.

COMPETITION

All aspects of Tejas Securities' business are highly competitive. In its general brokerage activities, Tejas Securities competes directly with numerous other broker-dealers, many of which are large well-known firms with substantially greater financial and personnel resources. Many of Tejas Securities' competitors employ extensive advertising and actively solicit potential clients in order to increase business. In addition, brokerage firms compete by furnishing investment research publications to existing clients, the quality and breadth of which are considered important in the development of new business and the retention of existing clients. Tejas Securities also competes with a number of smaller regional brokerage firms in Texas and the Southwest.

Some commercial banks and thrift institutions offer securities brokerage services. Many commercial banks offer a variety of investment banking services. Competition among financial services firms also exists for investment representatives and other personnel.

The securities industry has become considerably more concentrated and more competitive since Tejas Securities was founded, as numerous securities firms have either ceased operations or have been acquired by or merged into other firms. In addition, companies not engaged primarily in the securities business, but with substantial financial resources, have acquired leading securities firms. These developments have increased competition from firms with greater capital resources than those of Tejas Securities.

Various legislative and regulatory developments have also tended to increase competition within the industry or reduced profits for the industry. In particular, on November 12, 1999, President Clinton signed into law legislation that allows bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. Under the Gramm-Leach-Bliley Act (the "Act"), a bank holding company that elects to become a financial holding company may engage in any activity that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines by regulation or order is (1) financial in nature, (2) identical to any such financial activity, or (3) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depositary institutions or the financial system generally. The Act effects significant changes to United States banking law, primarily by repealing restrictive provisions of the 1933 Glass-

Steagall Act. The Act also provides for certain activities which are financial in nature, including, among others, lending, exchanging, transferring, investing for others, or safeguarding money or securities; and providing financial, investment or economic advisory services, underwriting, dealing in or making a market in, securities. The Company anticipates that these changes will result in an increase in the number, size and financial strength of potential competitors.

The securities industry has experienced substantial commission discounting by broker-dealers competing for brokerage business. In addition, an increasing number of specialized firms now offer "discount" services to individual customers. These firms generally effect transactions for their customers on an "execution only" basis without offering other services such as portfolio valuation, investment recommendations and research. A growing number of discount brokerage firms offer their services over the Internet, further decreasing offered commission rates and increasing ease of use for customers. The continuation of such discounting and an increase in the number of new and existing firms offering discounts could adversely affect Tejas Securities. In addition, rapid growth in the mutual fund industry is presenting potential customers of Tejas Securities with an increasing number of alternatives to traditional stock brokerage accounts.

In its investment banking activities, Tejas Securities competes with other brokerage firms, venture capital firms, banks and all other sources of capital for small, growing companies. Large national and regional investment banking firms routinely manage offerings of a size that is competitive with Tejas Securities. When the market for initial public offerings is active, many small regional firms that do not typically engage in investment banking activities also begin to compete with Tejas Securities.

GROWTH STRATEGY

Tejas Securities anticipates increasing its market penetration in Texas and the southwestern United States. Tejas Securities believes this growth strategy will be accomplished through acquisitions of other brokerage companies, investment banking companies, groups of brokers, or individual brokers using cash, stock or a combination of cash and stock and by opening offices in new markets and subsequently recruiting brokers. Tejas Securities believes that increased penetration in these markets will enhance revenue balance and provide greater leverage of its fixed costs. Tejas Securities anticipates it will achieve a market presence in both Houston and Dallas in the year 2000. Tejas Securities anticipates taking advantage of other strategic market opportunities as they arise.

FEES ON MARGIN LOANS

Tejas Securities derives a portion of its income from fees generated on margin loans made to Tejas Securities' customers and financed through our clearing agent, Schroder & Co. A margin account allows the customer to deposit less than the full cost of the securities purchased while Schroder & Co. lends the balance of the purchase price to the customer, secured by the purchased securities. Customers are charged interest on the amount borrowed to finance their margin transactions ranging from 0.25% below to 2.75% above the broker call rate, which is the rate at which brokers can generally obtain financing using margined and firm owned securities as collateral. Tejas Securities earns a fee equal to 50% of the interest charged on customer margin loans. As of December 31, 1999, the total of all customer securities pledges on debit balances and held in active margin accounts was approximately $20,000,000.

SECURITIES INDUSTRY PRACTICES

Tejas Securities is registered as a broker-dealer with the SEC and the NASD. Tejas Securities is registered as a securities broker-dealer in 39 states and the District of Columbia. Tejas Securities is also a member of the Securities Investors Protection Corporation, which provides Tejas Securities' customers with insurance protection for amounts of up to $500,000 each, with a limitation of $100,000 on claims for cash balances. Tejas Securities has also acquired an additional $10,000,000 in insurance coverage through Seabury & Smith, as added protection for individual customers' securities, covering all clients of Tejas Securities' institutional and retail customers.

Tejas Securities is subject to extensive regulation by federal and state laws. The SEC is the federal agency charged with administration of the federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, principally the NASD and the national securities exchanges. These self-regulatory organizations adopt rules, subject to approval by the SEC, which govern the industry and conduct periodic reviews of member broker-dealers. Securities firms are also subject to regulation by state securities commissions in the states in which they do business. The SEC, self-regulatory organizations, and state securities commissions may conduct administrative proceedings which can result in censure, fine, suspension, or expulsion of a broker-dealer, its officers or employees. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets, rather than protection of creditors and shareholders of broker-dealers. See "Forward-Looking Statements and Risk Factors" below.

NET CAPITAL REQUIREMENTS

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

In computing net capital under the Rule, various adjustments are made to exclude assets not readily convertible into cash and to reduce the value of other assets, such as a broker-dealer's position in securities. A deduction is made against the market value of the securities to reflect the possibility of a market decline prior to sale. Compliance with the Rule could require intensive use of capital and could limit Tejas Securities' ability to pay dividends to the Company, which in turn could limit the Company's ability to pay dividends to its shareholders. Failure to comply with the Rule could require the Company to infuse additional capital into Tejas Securities, could limit the ability of Tejas Securities to pay its debts and/or interest obligations, and may subject Tejas Securities to certain restrictions which may be imposed by the SEC, the NASD, and other regulatory bodies. Moreover, in the event that the Company could not or elected not to infuse the additional capital or otherwise bring Tejas Securities into compliance, Tejas Securities would ultimately be forced to cease operations. See "Forward-Looking Statements and Risk Factors" below.

At December 31, 1999 and 1998 Tejas Securities elected to use the alternative method permitted by the Rule, which requires it to maintain minimum net capital, as defined, equal to the greater of $250,000 in 1999 and $100,000 in 1998 or 2% of aggregate debit balances arising from customer transactions, as defined. At December 31, 1999, Tejas Securities had net capital of $2,813,049, which was $2,563,049 in excess of the minimum amount required. At December 31, 1998, Tejas Securities had net capital of $842,544, which was $742,544 in excess of the minimum amount required.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

We are including the following cautionary statement to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statement made by us. The factors identified in this cautionary statement are important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by us. Where any forward-looking statement includes a statement of the assumptions underlying the forward-looking statement, we caution you that while we believe the assumptions to be reasonable and make them in good faith, assumed facts almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending on the circumstances. Where, in any forward-looking statement, we express an expectation or belief as to future results, that expectation or belief is expressed in good faith and believed to have a reasonable basis, but there is no assurance that the statement of expectation or belief will result or be achieved or accomplished. Taking into account the foregoing, the following are identified as important risk factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by us, or on our behalf. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our stock could decline, and you may lose all or part of your investment.

FAILURE TO EFFECTIVELY MANAGE A CHANGING BUSINESS COULD RESULT IN OUTDATED SERVICES.

Our business and operations have changed substantially since we began offering brokerage services, and we expect the pace of change in the brokerage business to continue. This rapid change places significant demands on our administrative, operational, financial and other resources. Failure to properly manage these changes could result in our services becoming outdated, which would have a material adverse effect on our business, financial condition and operating results.

FAILURE OF THIRD-PARTY VENDORS TO PROVIDE CRITICAL SERVICES COULD HARM OUR BUSINESS.

We rely on a number of third parties to assist in the processing of our transactions, including online and Internet service providers, back office processing organizations, service providers and market makers. While we have selected these third-party vendors carefully, we do not control their actions. Any problems caused by these third parties could have a material adverse effect on our business, financial condition and operating results.

OUR BUSINESS STRATEGY INCORPORATES THE INTERNET, WHICH IS STILL IN THE EARLY STAGE OF DEVELOPMENT.

The market for electronic brokerage services, particularly over the Internet, is at an early stage of development and is rapidly evolving. Consequently, demand and market acceptance for recently introduced services and products are subject to a high level of uncertainty. Our growth will depend in part on consumers adopting the Internet as a method of doing business. Moreover, several key issues including security, reliability, cost, ease of use, accessibility and quality of service continue to be concerns and may negatively affect the growth of Internet use or commerce on the Internet. While we are not dependent upon Internet based trading, we anticipate investing substantial resources in the development of Internet based activities.

WE ARE SUBJECT TO MARKET FORCES BEYOND OUR CONTROL WHICH COULD IMPACT US MORE SEVERELY THAN OUR COMPETITORS.

We, like other securities firms, are directly affected by economic and political conditions, broad trends in business and finance and changes in volume and price levels of securities transactions. In recent years, the U.S. securities markets have fluctuated considerably and a downturn in these markets could adversely affect our operating results. In October 1987 and October 1998, the stock market suffered major declines, as a result of which many firms in the industry suffered financial losses. Additionally, the level of individual investor trading activity decreased after these events. Reduced trading volume and prices have historically resulted in reduced transaction revenues. When trading volume is low, our profitability may be adversely affected because our overhead remains relatively fixed. Severe market fluctuations in the future could have a material adverse effect on our business, financial condition and operating results. Although we have diversified our product and service revenue streams, some of our competitors with more diverse product and service offerings might withstand such a downturn in the securities industry better than we would.

OUR CUSTOMERS MAY DEFAULT ON THEIR MARGIN ACCOUNTS, EFFECTIVELY PASSING THEIR LOSSES ON TO US.

Our customers sometimes purchase securities on margin through our clearing broker, therefore we are subject to risks inherent in extending credit. This risk is especially great when the market is rapidly declining. In such a decline, the value of the collateral could fall below the amount of a customer's indebtedness. Specific regulatory guidelines mandate the amount that can be loaned against various security types. We rigorously adhere to these guidelines and in a number of instances exceed those requirements. Also, independent of our review, our corresponding clearing company independently maintains a credit review of our customer accounts. If customers fail to honor their commitments, the clearing broker would sell the securities held as collateral. If the value of the collateral is not sufficient to repay the loan, a loss would occur. Any such losses could have a material adverse effect on our business, financial condition and operating results.

IF WE DO NOT CONTINUE TO INTRODUCE NEW SERVICES AND PRODUCTS WE MAY LOSE OUR CUSTOMERS.

Our future success depends in part on our ability to develop and enhance our services and products. There are significant risks in the development of new services and products or enhanced versions of existing services and products, particularly in our electronic brokerage business. We may also experience difficulties that could delay or prevent the development, introduction or marketing of these services and products. Additionally, these new services and products may not adequately meet the requirements of the marketplace or achieve market acceptance. If we are unable to develop and introduce enhanced or new services and products quickly enough to respond to market or customer requirements, or if they do not achieve market acceptance, our business, financial condition and operating results could be materially adversely affected.

MANY OF OUR COMPETITORS ARE LARGER AND BETTER KNOWN THAN WE ARE.

The market for brokerage services is rapidly evolving and intensely competitive. We face direct competition from firms offering discount and electronic brokerage services such as Charles Schwab & Co., Inc., Fidelity Brokerage Services, Inc., Waterhouse Securities, Inc., Ameritrade, Inc. (a subsidiary of Ameritrade Holding Corporation), and E*TRADE Group, Inc. We also encounter competition from established full commission brokerage firms such as Morgan Stanley Dean Witter, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Solomon Smith Barney, Inc., among others. In addition, we compete with financial institutions, mutual fund sponsors and other organizations. Further, we have seen a substantial increase in the number of companies providing electronic brokerage services in recent years, and this trend is expected to continue.

Many of our competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do. In addition, many of our competitors have greater name recognition and larger customer bases that could be leveraged, thereby gaining market share from us. Our competitors may conduct more extensive promotional activities and offer better terms and lower prices to customers than we do. There can be no assurance that we will be able to compete effectively with current or future competitors or that such competition will not have a material adverse effect on our business, financial condition and operating results.

WE MAY NOT SUCCESSFULLY ASSIMILATE ACQUIRED COMPANIES.

We may acquire other companies in the future, and we regularly evaluate such opportunities. Acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations and products, diversion of management's attention from other business concerns, amortization of acquired intangible assets and potential loss of key employees of acquired companies. We have limited experience in assimilating acquired organizations into our operations. We may not successfully integrate any operations, personnel, services or products that might be acquired in the future. Failure to successfully assimilate acquired organizations could have a material adverse effect on our business, financial condition and operating results.

WE ARE SUBJECT TO STRICT GOVERNMENT REGULATION AND THE FAILURE TO COMPLY COULD RESULT IN DISCIPLINARY ACTIONS.

The securities industry in the U.S. is subject to extensive regulation under both federal and state laws. See "- Securities Industry Practices" above. Broker-dealers are subject to regulations covering all aspects of the securities business.

The SEC, the NASD or other self-regulatory organizations and state securities commissions can censure, fine, issue cease-and-desist orders or suspend or expel a broker-dealer or any of its officers or employees. Our ability to comply with all applicable laws and rules is largely dependent on our establishment and maintenance of a compliance system to ensure such compliance, as well as our ability to attract and retain qualified compliance personnel. We could be subject to disciplinary or other actions due to claimed noncompliance in the future, which could have a material adverse effect on our business, financial condition and operating results.

Our mode of operation and profitability may be directly affected by additional legislation, changes in rules promulgated by the SEC, the NASD, the Board of Governors of the Federal Reserve System, the various stock exchanges and other self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules.

We have initiated a marketing campaign designed to bring brand name recognition to Tejas Securities. The NASD regulates all marketing activities by Tejas Securities. The NASD can impose certain penalties for violations of its advertising regulations, including censures or fines, suspension of all advertising, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer or any of its officers or employees. Tejas Securities' compliance officer reviews all marketing materials prior to release to ensure compliance with NASD regulations.

There can be no assurance that other federal, state or foreign agencies will not attempt to regulate our business. If such regulations are enacted, our business or operations would be rendered more costly or burdensome, less efficient or even impossible or otherwise have a material adverse effect on our business, financial condition and operating results.

WE MUST MAINTAIN CERTAIN NET CAPITAL REQUIREMENTS THAT COULD SLOW OUR EXPANSION PLANS OR PREVENT PAYMENTS OF DIVIDENDS.

The SEC, the NASD and various other regulatory agencies have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers. Net capital is the net worth of a broker or dealer (assets minus liabilities), less deductions for certain types of assets. If a firm fails to maintain the required net capital it may be subject to suspension or revocation of registration by the SEC and suspension or expulsion by the NASD, and could ultimately lead to the firm's liquidation. If such net capital rules are changed or expanded, or if there is an unusually large charge against net capital, operations that require the intensive use of capital would be limited. Such operations may include trading activities and the financing of customer account balances. Also, our ability to withdraw capital from Tejas Securities could be restricted, which in turn could limit our ability to pay dividends, repay debt and redeem or purchase shares of our outstanding stock. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our present levels of business, which could have a material adverse effect on our business, financial condition and operating results.

OUR TRADING SYSTEMS MAY FAIL, RESULTING IN SERVICE INTERRUPTIONS.

We receive and process trade orders through internal trading software, the Internet, and touch-tone telephone. Thus, we depend heavily on the integrity of the electronic systems supporting this type of trading. Heavy stress placed on our systems during peak trading times could cause our systems to operate too slowly or fail. If our systems or any other systems in the trading process slow down significantly or fail even for a short time, our customers would suffer delays in trading, potentially causing substantial losses and possibly subjecting us to claims for such losses or to litigation claiming fraud or negligence. During a systems failure, we may be able to take orders by telephone; however, only associates with securities broker's licenses can accept telephone orders, and an adequate number of associates may not be available to take customer calls in the event of a systems failure. In addition, a hardware or software failure, power or telecommunications interruption or natural disaster could cause a system failure. Any systems failure that interrupts our operations could have a material adverse effect on our business, financial condition and operating results.

ADVANCES IN ENCRYPTION TECHNOLOGY MAY NOT OCCUR QUICKLY ENOUGH AND OUR CUSTOMERS MAY STOP TRADING WITH US.

A significant barrier to online commerce is the secure transmission of confidential information over public networks. We will rely on encryption and authentication technology to provide secure transmission of confidential information. Despite our best efforts, advances in computer and cryptography capabilities or other developments may result in a compromise of the algorithms we use to protect customer transaction data. If a compromise of our security were to occur, it is likely that our customers would stop trading with us.

NO ACTIVE PUBLIC MARKET FOR OUR COMMON STOCK CURRENTLY EXISTS AND NONE MAY DEVELOP.

An active public market for our common stock does not currently exist. We cannot predict the extent to which investor interest in us will lead to the development of a trading market or how liquid that market might become. The trading price of our common stock could be subject to wide fluctuations in response to factors unrelated to our operating results such as:

o announcements of technological innovations, significant acquisitions, strategic alliance relationships, joint ventures or capital commitments by us or our competitors;

o    new products or services offered by us or our competitors;

o    changes in financial estimates by securities analysts;

o    additions or departures of key personnel; and

o    sales of our common stock by our stockholders.

In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of listed companies. Some of these fluctuations may be due to speculative trading by individual investors, including investors commonly referred to as "day traders." The trading prices of many companies' stocks are at or near historical highs and these trading prices and multiples are substantially above historical levels. These trading prices and multiples may not be sustained. These broad market factors may materially adversely affect the market price of our common stock, regardless of our actual operating performance.

OUR EFFORTS TO DEVELOP WIDESPREAD BRAND RECOGNITION ARE LIKELY TO BE EXPENSIVE AND MAY FAIL.

The development of Tejas Securities brand is important to our future success. If we fail to develop sufficient brand recognition, our ability to attract customers may be impaired, and our revenue will suffer. In order to build our brand awareness we must succeed in our brand marketing efforts and deliver products and services that are in demand by our customers. These efforts have required, and will continue to require, significant expenses. If we expend additional resources to build Tejas Securities brand and do not generate a corresponding increase in revenue as a result of our branding efforts, or if we otherwise fail to promote our brand successfully our business could be harmed. We cannot assure that we will be successful in developing our brand.

OUR SUCCESS DEPENDS UPON THE SUCCESSFUL DEVELOPMENT OF NEW SERVICES AND FEATURES IN THE FACE OF RAPIDLY EVOLVING TECHNOLOGY.

Our market is characterized by rapidly changing technologies, frequent new service introductions and evolving industry standards. The recent growth of the Internet and intense competition in our industry exacerbate these market characteristics. Our future success will depend on our ability to adapt to rapidly changing technologies by continually improving the performance, features and reliability of our online trading and research distribution. We may experience difficulties that could delay or prevent the successful development, introduction or marketing of new products and services. In addition, our new enhancements must meet the requirements of our current and prospective customers and must achieve significant market acceptance. We could also incur substantial costs if we need to modify our service or infrastructures to adapt to these changes.

IF WE ARE UNABLE TO RETAIN AND HIRE ADDITIONAL QUALIFIED PERSONNEL AS NECESSARY, WE MAY NOT BE ABLE TO SUCCESSFULLY ACHIEVE OUR OBJECTIVES.

We recently hired and anticipate continuing to hire additional sales, research, and investment banking personnel. We may not be able to attract and retain the necessary personnel to accomplish our business objectives, and we may experience constraints that will adversely affect our ability to expand our customer base. We have at times experienced, and continue to experience, difficulty in recruiting qualified personnel. Recruiting qualified personnel is an intensely competitive and time-consuming process.

ITEM 2.  PROPERTIES

The Company leases space for its offices in Austin, Texas and Atlanta, Georgia. Future commitments associated with the leases are included in the footnotes to the financial statements. These leases are for terms of eight years and five years, respectively, and contain renewal options. The Company's headquarters are located at 2700 Via Fortuna, Suite 400, Austin, Texas, and consists of approximately 24,700 square feet. The Company's Atlanta office is located at 12725 Morris Road, Suite 100, Alpharetta, Georgia, and consists of approximately 2,500 square feet.

ITEM 3.  LEGAL PROCEEDINGS

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

Tejas Securities believes that the Letter of Intent did not obligate Tejas Securities to underwrite the Claimant's offering, and that an underwriting agreement was never executed by the parties. Tejas Securities believes the complaint to be completely without merit and intends to defend this matter vigorously. Management believes that arbitration proceedings will begin in July of 2000.

There are no other liabilities arising from claims or legal actions that management believes would have a significant adverse effect on the financial condition or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock was cleared for trading on the NASDAQ electronic bulletin board on March 10, 2000. There are no high and low bid quotations available on the Company for the most recent fiscal year.

The Company has not paid cash or stock dividends and has no present plan to pay any such dividends. Currently, the Company intends to reinvest its earnings in order to facilitate expansion. The likelihood of future dividends will be decided by the Board of Directors and will be based upon the Company's future earnings, financial condition and capital requirements.

ITEM 6.  SELECTED FINANCIAL DATA

The summary statement of operations data and the summary statement of financial condition data as of and for each of the years in the five-year period ended December 31, 1999 is as follows. Historical financial results may not be indicative of future performance of the Company or its affiliates.


-----------------------------------------------------------------------------------------------------------
                                                    AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                         1999          1998           1997           1996           1995
STATEMENT OF OPERATIONS DATA:
Commissions                          $25,291,212     7,932,780      4,810,520      3,648,255      3,674,261
Investment banking                       925,616     2,584,770        752,554              0              0
Trading income (loss)                  3,475,539      (272,811)       833,227        567,537         44,486
Other                                    740,342        23,530          9,248         41,720         62,500
Total revenue                         30,432,709    10,268,269      6,405,549      4,257,512      3,781,247

Employee compensation                 19,992,928     7,397,860      4,459,420      3,448,700      2,808,053
Other expenses                         4,802,555     3,431,631      1,453,086      1,015,567        398,010
Total expenses                        24,795,483    10,829,491      5,912,506      4,464,267      3,206,063

Income  (loss) before income taxes     5,637,226      (561,222)       493,043       (206,755)       575,184
and minority interest
Income tax expense (benefit)           2,201,598      (163,900)        19,008              0         25,057
Minority interest                        297,285             0              0              0              0

Net income (loss)                    $ 3,138,343      (397,322)       474,035       (206,755)       550,127

STATEMENT OF FINANCIAL CONDITION
DATA:
Cash and cash equivalents            $ 2,732,175       201,312        170,474        275,165        133,569
Receivable from clearing broker        4,640,052     1,505,648        825,707        451,357        335,181
Securities owned                       6,207,748     1,539,424        634,419        952,092              0
Other assets                           2,534,127       695,843        343,978        267,229        283,828
Total assets                         $16,114,102     3,942,227      1,974,578      1,945,843        752,578

Liabilities                          $ 2,905,020       577,736        141,330         38,480         44,863
Securities sold, not yet purchased       187,940             0              0              0              0
Payable to clearing organization       6,196,059     1,459,678        608,848      1,007,514              0
Subordinated debt                      1,000,000       500,000              0              0              0
Total liabilities                     10,289,019     2,537,414        750,178      1,045,994         44,863

Minority interest                        976,725             0              0              0              0

Common stock                              12,537        11,615          9,580          9,926          5,140
Additional paid in capital             1,669,473     1,461,456        937,298        855,085        544,620
Subscription receivable                        0       (96,263)      (100,000)             0              0
Treasury stock                                 0             0        (47,805)             0       (133,240)
Retained earnings                      3,166,348        28,005        425,327         34,838        291,195
Total stockholders' equity             4,848,358     1,404,813      1,224,400        899,849        707,715

Total liabilities and
stockholders' equity                 $16,114,102     3,942,227      1,974,578      1,945,843        752,578

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company anticipates that the availability of public resources through additional issuance of common stock or debt securities will provide funding for future expansion in the securities industry. In the event the Company issues additional equity to provide funding for expansion, current shareholders may experience dilution in ownership percentage or book value. Additionally, such equity may contain preferences and rights not available to the current equity holders. The Company cannot give any assurance that it will not need to issue additional equity or debt in the future in order to respond to industry trends, potential business opportunities or unforeseen events.

As a broker-dealer, Tejas Securities is required to maintain a certain level of liquidity or net capital in accordance with NASD regulations. Factors affecting Tejas Securities' liquidity include the value of securities held in trading accounts, the value of non-current assets, the amount of unsecured receivables, and the amount of general business liabilities, excluding amounts payable to its clearing broker and NASD approved subordinated debt.

Tejas Securities' inventory balance fluctuates daily based on the current market value and types of securities held. Tejas Securities typically invests in securities in which it provides research coverage. The types of securities may include publicly traded debt, equity, options and private security issuances. As a market maker, Tejas Securities provides bid and ask quotes on certain equity securities on the NASDAQ market. Tejas Securities' ability to generate revenues from market making activities may depend upon the level and value of securities held in inventory.

Market values for some of the securities may not be easily determinable depending upon the volume of securities traded on open markets, the operating status of the companies or the types of securities issued by companies. If the underlying securities of a company become illiquid, Tejas Securities' liquidity may be affected depending on the value of the securities involved. During times of general market declines, Tejas Securities may experience market value losses, which ultimately affects the liquidity of Tejas Securities through its broker-dealer net capital requirements. In addition, Tejas Securities may decide not to liquidate its security holdings to increase cash availability if management believes a market turnaround is likely in the near term or if management believes the securities are undervalued in the current market.

Since Tejas Securities' inception in March of 1994, management has raised capital from two primary sources: the issuance of common stock and subordinated debt. Tejas Securities generally has issued stock to either raise capital for expansion or as an incentive to members of management. In April 1999, the Company issued 2,499,815 shares of the common stock (1,006,975 shares of Tejas Securities common stock before the exchange ratio) for $704,833 in cash. The April 1999 stock issuance to the Company's employees and management members was a means of recognizing each individual's contribution to the Company and to expand the stockholder base. Proceeds from the stock issuance were partially used to finance the reverse merger and the expansion of Tejas Securities' infrastructure.

In September 1998, Tejas Securities issued subordinated debt in exchange for $500,000 from Clark Wilson, a current member of the Board of Directors. The subordinated debt was a short-term loan agreement used to increase equity capital required for Tejas Securities' underwriting activities. In November 1998, Tejas Securities extended the repayment terms of the loan agreement so that the loan became due and payable in November 2001. The loan accrues interest at 11.5% per annum and is considered equity capital for NASD purposes. As a condition of the loan agreement, Tejas Securities issued warrants to the lender to purchase 112,500 shares of common stock of Tejas Securities (279,281 shares of the Company's common stock giving effect to the Merger), exercisable at a price of $2.65 per share ($1.07 per share giving effect to the Merger).

In June 1999, Tejas Securities completed the second issuance of subordinated debt in exchange for $500,000 from Clark Wilson. The proceeds from the loan agreement were used to finance the expansion activities of Tejas Securities, as well as contribute to operating activities. The loan accrues interest at 11.5% per annum and is also considered equity capital for NASD purposes. As a condition of the loan agreement, Tejas Securities issued additional warrants to the lender to purchase 112,500 shares of common stock of Tejas Securities (279,281 shares of the Company's common stock giving effect to the Merger) exercisable at a price of $2.65 per share ($1.07 per share giving effect to the Merger) of common stock. The warrants associated with the September 1998 and June 1999 subordinated debt were cancelled in 1999 in an agreement with Clark Wilson. On January 1, 2000, the Company issued options to purchase 558,563 shares of the Company's common stock to Clark Wilson. The purchase price of the shares is $1.07 per share and expires four years from the date of the grant. The options were intended to constitute non-qualified stock options.

In addition to the sources of capital described above, Tejas Securities utilizes the receivable balance from its clearing broker, Schroder & Co., to fund operating and investing activities. The receivable balance represents the residual equity due to Tejas Securities from Schroder & Co. if Tejas Securities liquidated all of its investment security holdings. The receivable balance from the clearing broker is also used to secure temporary financing from Schroder & Co. for the purchase of investments in Tejas Securities' trading accounts. The receivable balance held at Schroder & Co. may fluctuate depending on factors such as the market valuation of securities held in Tejas Securities' trading accounts, realized trading profits, commission revenue, cash withdrawals and clearing costs charged to Tejas Securities for conducting its trading activities.

Liquidity At December 31, 1997, 1998 and 1999

The Company's cash position increased to $2,732,175 in 1999, from a balance of $201,312 in 1998 and $170,474 in 1997. The fluctuations during these periods reflect changes in the operating and financing activities of Tejas Securities from 1997 through 1999.

Cash Flows From Operating Activities

Net cash provided (used) by operating activities was $1,481,301, $(858,413) and $(18,542) in 1999, 1998 and 1997, respectively. The net cash provided (used) by operating activities is impacted primarily by the brokerage operating activities and changes in the brokerage-related assets and liabilities.

In 1999, the most significant sources of cash were from the increase in the payable to the clearing broker and the increase in accrued liabilities. The $4,736,381 increased payable to the clearing broker corresponds to the overall increase in securities owned of $4,668,324, taking into account market value adjustments. The $2,327,284 increase in accounts payable, accrued expenses and other liabilities relates to the remaining 1999 estimated income tax liability for the Company and employee compensation accruals. The primary uses of cash include the increase in securities owned and the increase in the receivable from clearing broker of $3,134,404. The increase in the receivable from clearing broker is due to the increased level of commission and trading activity during 1999, and the retention of a portion of the proceeds. Other significant uses of cash include the conversion of the $700,088 performance fee earned by the manager of the Fund into equity of the Fund, and the $500,955 increase in employee and shareholder receivables. The net cash effect of these transactions is the use of $1,940,106 in cash, with the remaining $3,421,407 addition consisting of net income plus changes in other asset and liability accounts.

In 1998, the most significant use of cash was represented by the $679,941 increase in the receivable from the clearing broker. The increased receivable was indirectly the result of Tejas Securities' use of proceeds from the $500,000 subordinated debt agreement. Proceeds from the debt were used for operations thereby allowing Tejas Securities to retain a larger receivable balance with the clearing broker. In addition, Tejas Securities' overall investment in securities increased by $905,005 from 1997 to 1998. This increase corresponds to the $850,830 increase in payable to the clearing organization, taking into account market value appreciation of the securities. The net cash effect of these transactions is the use of $734,116, with the remaining $124,297 being net income plus changes in other asset and liability accounts.

In 1997, the most significant changes in cash were represented by changes in the receivable from the clearing broker and changes in the investment balances. Tejas Securities' positive earnings were captured through increased commissions, and were retained in the receivable from clearing broker, resulting in an increase of $374,350. Investments in securities decreased by $317,673 in 1997, which corresponds to the decrease of $398,666 in the payable to the clearing organization, taking into account market value depreciation of the securities. The net cash effect of these transactions is the use of $455,343, with the remaining cash provided of $436,801 being net income plus changes in other asset and liability accounts.

The Company anticipates that a portion of the cash provided from future operating activities of Tejas Securities might be used to facilitate additional investing activities, specifically the expansion of current office space in Austin and Atlanta or the expansion of future offices. Future proceeds from cash provided from operating activities may also be used to finance acquisition activities.

Cash Flows Used In Investing Activities

Net cash provided (used) by investing activities was $(318,918), $(188,484) and $63,335 in 1999, 1998 and 1997, respectively. In 1999, Tejas Securities advanced $116,004 to TSG Capital, LLC in conjunction with the organizing of the Fund. The remaining cash uses in 1999 and 1998 are directly the result of capital expenditures for office expansion in Austin, Atlanta and New York. During 1998, Tejas Securities opened an additional office in New York as part of its expansion into the investment banking and retail brokerage segments of the industry. The New York office was subsequently closed during 1999.

In 1997, Tejas Securities entered into a sale-leaseback transaction with a related party, as discussed in Item 13. Tejas Securities sold furniture and fixtures for the book value of approximately $204,000, which generated cash of $204,268.

Cash Flows From Financing Activities

Net cash provided (used) by financing activities was $1,368,480, $1,077,735 and $(149,484) in 1999, 1998 and 1997, respectively.

During 1999, Tejas Securities issued $500,000 of subordinated debt to Clark Wilson as described above. In addition, the Company issued 2,698,415 shares of stock (1,086,975 shares of Tejas Securities common stock before the exchange ratio) with a value of $775,884 through a subscription program. In 1999, $750,164 of the current and prior year subscriptions were collected.

Financing activities provided $1,000,000 in cash during 1998 through the issuance of subordinated debt as noted above. Of the $1,000,000 of debt issued in 1998, $500,000 was repaid to the lender. In addition, Tejas Securities received $475,405 in proceeds from common stock issuance to management, as well as $98,593 on the sale of treasury stock to members of management.

In 1997, Tejas Securities received $250,000 from Joseph F. Moran for the temporary financing of operating activities. Mr. Moran elected to have the outstanding balance of the note payable converted into equity of Tejas Securities. In addition, Tejas Securities sold treasury stock and received $117,228 in proceeds from the sale. This was the final year that shareholder distributions were paid as Tejas Securities elected to be taxed as a C Corporation under the provisions of the Internal Revenue Code effective January 1, 1998. Tejas Securities paid $83,546 in stockholder distributions during 1997.

Results Of Operations

The following table presents additional information regarding the results of operations as presented in Item 6.

                                                        Year Ended December 31,
                                           1999                      1998               1997
                                           ----                      ----               ----
                                    (000's)    % Change      (000's)     % Change      (000's)
                                   ---------   ---------    ---------    ---------    ---------
Revenues:
Commissions                        $  25,291         219        7,933           65        4,810
Underwriting and
investment                               926         (64)       2,585          243          753
  banking
Net dealer inventory and
  investment income                    3,476          --         (273)        (133)         833
Other income                             740       2,983           24          166            9
                                   ---------   ---------    ---------    ---------    ---------
                                   $  30,413         196       10,269           60        6,406

Expenses:
Commissions, employee
  compensation and benefits        $  19,993         170        7,398           66        4,459
Clearing and floor                       615          40          439          199          147
brokerage
Underwriting                              --        (100)         590           23          479
Communications and
  occupancy                            1,242          52          817           85          441
Professional                             971         121          440           41          312
Other                                  1,974          72        1,145        1,445           74
                                   ---------   ---------    ---------    ---------    ---------
                                   $  24,795         129       10,829           83        5,912


The increase in commission revenues during 1999 and 1998 is due to increased activity in agency and principal transactions during the periods. Tejas Securities continued to expand its presence in Texas and Georgia through the addition of established brokers and through additional product and securities offerings.

Underwriting and investment banking revenues declined in 1999 as a result of the discontinuation of underwriting activities in October 1998. The growth in underwriting and investment banking revenue in 1998 from 1997 is attributed to the expansion of Tejas Securities into the New York City, and Atlanta markets. These new markets allowed Tejas Securities the opportunity to complete three initial public offerings and one preferred stock offering during 1998. During 1999, Tejas Securities was involved in the private placement of TSG Internet Fund I. The remaining fees in 1999 were for advisory services and syndicate participation.

Net dealer inventory and investment income increased during 1999 primarily from favorable investment performance of companies in the telecommunications and Internet industries. Much of this increase was due to merger and acquisition activity within those sectors, and consequently the appreciation in the underlying securities, both debt and equity. A byproduct to the investment banking activity in 1998 was the increase in securities owned at year-end, including positions in the companies underwritten. As the overall stock market declined during the fourth quarter, so did the value of the securities owned, thus resulting in the trading losses at year-end.

Other income increased in 1999 from the addition of the year-end performance fee received from the Fund. Tejas Securities earns 20% of the increase in market value of the Fund on an annual basis. Otherwise, other revenues were consistent between 1999, 1998 and 1997.

Commissions, employee compensation and benefits increased in 1999 primarily as a result of the increase in commission revenue. General and administrative salaries and other employee benefits increased due to overall salary increases and additional hires. Incentive compensation and year-end bonus accruals increased as a result of higher profits. The increase in employee compensation during 1998 resulted from the addition of general administrative and management personnel needed to oversee operations in the New York, Atlanta and Dallas offices. The New York office was shut down in 1999.

Clearing and floor brokerage costs increased in 1999 and 1998 as a result of greater trading activity in the over-the-counter equity markets and on the national exchanges. Tejas Securities' percentage of revenues derived from equity securities increased during 1999 in comparison to the volume of fixed income securities being traded.

No underwriting expenses were incurred during 1999 as Tejas Securities did not actively engage in underwriting or investment banking activities, other than the private placement during the second quarter of 1999 and syndicate participations. The only expenses associated with the private placement were legal fees and commission expense, which were not material to the overall financial results. The increase in underwriting expenses in 1998 corresponded to the increase in initial public offerings and the preferred stock offering.

Communications and occupancy charges increased significantly in 1999. The increase is attributed to two factors. In June 1998, Tejas Securities began its expansion into the New York market. The additional cost of rent and telecommunications was incurred for a portion of 1998 versus the full cost during 1999. In addition, Tejas Securities increased the availability of quote and news services to its brokers and traders in the Austin and Atlanta offices. This increase in services provided was needed to support the increase in commission generating employees.

Professional fees for 1999 increased significantly due primarily to the increased legal fees during the third quarter of 1999. Of the total increase for the year, $344,020 was accrued legal expenses relating to the merger of the Company; legal fees for the settlement of private equity securities transactions with its customers; and fees for general legal counsel. The remaining costs during 1999 related to consulting and accounting fees incurred during the normal course of business.

Other expenses increased in both 1999 and 1998. The overall increase in other expenses is the result of increases in personnel and general and administrative services needed to support those personnel.

Income tax expense increased during 1999 as a result of the increase in taxable income during the year. The Company's effective tax rate was 39% for 1999. Income tax expense was minimal in 1998 due to the pre-tax loss experienced by the Company, and the lack of operations for the Company prior to the Merger. Prior to 1998, Tejas Securities was an S Corporation for Federal tax purposes, and was not subject to Federal income taxes.

Minority interest in net income resulted from the minority stockholders of Tejas Securities subsequent to the Merger on August 27, 1999.

Effects Of Inflation

The effects of inflation have been minimal on the results of operations and the financial condition of Tejas Securities in recent years. However, the rising cost of labor and competitive market for brokers could effect general and administrative costs in the near term.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Tejas Securities' principal business activities are, by their nature, risky and volatile and are directly affected by economic and political conditions and broad trends in business and finance in the national and international markets. Any one of these factors may cause a substantial decline in the securities markets, which could materially affect Tejas Securities' business. Managing risk is critical to Tejas Securities' profitability and to reducing the likelihood of earnings volatility. Tejas Securities' risk management policies and procedures have been established to continually identify, monitor and manage risk. The major types of risk that Tejas Securities faces include credit risk, operating risk and market risk.

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

Operating risk arises from the daily conduct of Tejas Securities' business and relates to the potential for deficiencies in control processes and systems, mismanagement of Company activities or mismanagement of customer accounts by its employees. Tejas Securities relies heavily on computer and communication systems in order to conduct its brokerage activities. Third party vendors, such as the clearing broker and news and quote providers, provide many of the systems critical to Tejas Securities' business. Tejas Securities' business could be adversely impacted if any of these systems were disrupted. Tejas Securities mitigates the risk associated with systems by hiring experienced personnel, and providing employees with alternate means of acquiring or processing information. In order to mitigate the risk associated with mismanagement of Company activities or customer accounts, Tejas Securities utilizes compliance and operations personnel to review the activities of administrative and sales personnel and has an annual audit performed by an independent licensed CPA firm that is national in scope. In addition, the activities of management are actively reviewed by other members of management on a regular basis and by the Board of Directors.

Tejas Securities' primary market risk exposure is to market price changes and the resulting risk of loss that may occur from the potential change in the value of a financial instrument as a result of price volatility or changes in liquidity for which Tejas Securities has no control. Securities owned by Tejas Securities are either related to daily trading activity or Tejas Securities' principal investing activities. Market price risk related to trading securities is managed primarily through the daily monitoring of funds committed to the various types of securities owned by Tejas Securities and by limiting exposure to any one investment or type of investment.

Tejas Securities' trading securities were $6,207,748 in long positions and $187,940 in short positions at December 31, 1999. These trading securities may be exchange listed, Nasdaq or other over-the-counter securities on both long and short positions. The potential loss in fair value, using a hypothetical 10% decline in prices, is estimated to be $640,000 as of December 31, 1999. A 10% hypothetical decline was used to represent a significant and plausible market change.

Tejas Securities' investment securities are typically those reported on by Tejas Securities' research analysts. These positions often consist of high-yield debt securities and the related equity securities. Tejas Securities monitors this risk by maintaining current operating and financial data on the companies involved, and projecting future valuations based upon the occurrence of critical future events. Any transactions involving the investment securities are typically based upon the recommendations of Tejas Securities' research analysts versus current market performance.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is set forth in Item 14 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following information sets forth certain information with respect to our executive officers and directors. Each of the directors is elected to serve until the next election of directors at a meeting of the stockholders. Their respective backgrounds are described below.

                     NAME             AGE                   POSITION
               -------------------    ---  ----------------------------------------------
               John J. Gorman          39  Director, Chairman and Chief Executive Officer
               Jay W. Van Ert          38  Director and President
               Joseph F. Moran         39  Director, Vice Chairman, Managing Director
               Charles H. Mayer        52  Director and Chief Operating Officer
               Michael L. McAllister   45  Executive Vice President, Managing Director
               Gregory D. Woodby       38  Managing Director
               Robert E. Gillette      34  Secretary and Treasurer
               A. Reed Durant          45  Director of Compliance
               Kurt J. Rechner         39  Chief Financial officer
               John F. Garber          30  Director of Finance
               Barry A. Williamson     42  Director
               Clark N. Wilson         43  Director

JOHN J. GORMAN. Mr. Gorman became our Chairman of the Board of Directors and Chief Executive Officer in August 1999. He has been the Chairman and Chief Executive Officer of Tejas Securities since July 1997. Mr. Gorman has over 16 years of experience in the brokerage industry. Mr. Gorman became a principal of Tejas Securities on April 18, 1995. From 1988 until joining Tejas Securities, Mr. Gorman worked at APS Financial Inc., most recently as a Senior Vice President. Mr. Gorman served primarily in a broker capacity at APS Financial Inc., a broker-dealer in Austin, Texas. Mr. Gorman has held positions at APS Financial Inc., Landmark Group, Shearson Lehman and Dean Witter. In addition, Mr. Gorman serves on the Board of Directors of Lincoln Heritage Corporation, a publicly traded company. Mr. Gorman is the nephew of Charles H. Mayer through marriage. Mr. Gorman received his B.B.A. from Southern Methodist University in 1983.

JAY W. VAN ERT. Mr. Van Ert became our President and a Director in August 1999. Mr. Van Ert joined Tejas Securities in 1995 as Director of Research, was elected to the Board of Directors in 1997, and was named President in May 1998. Mr. Van Ert has spent in excess of fifteen years in the investment industry. Prior to joining Tejas Securities, Mr. Van Ert was employed from 1989 to 1995 as a Vice President with T. Rowe Price Associates Inc., where he served as an Analyst, Portfolio Manager and Director of High Yield Research. Mr. Van Ert earned a B.B.A. in Finance from the University of Texas in 1983 and an M.B.A. from Southern Methodist University in 1984.

JOSEPH F. MORAN. Mr. Moran became our Vice Chairman of the Board of Directors and Managing Director in August 1999. Mr. Moran joined Tejas Securities in January 1996 as Senior Vice President of Fixed Income Sales. He was elected to the Board of Directors of Tejas Securities in 1997 as Managing Director and recently was named Vice Chairman of the Board. From 1991 until joining Tejas Securities, Mr. Moran worked at APS Financial Inc. most recently as a Senior Vice President. Mr. Moran served primarily in a broker capacity at APS Financial Inc. Mr. Moran received his B.B.A. from Baylor University in 1984.

CHARLES H. MAYER. Mr. Mayer joined us in September 1999 as the Chief Operating Officer and a Director. From 1995 until he joined Tejas Securities, Mr. Mayer was self-employed and managed personal investments in a number of companies not related to the securities industry. From 1990 to 1995, Mr. Mayer was the Managing Director and Chief Information Officer with CS First Boston. Other experience includes 21 years in senior positions with Morgan Stanley, Tech Partners, Salomon Brothers, Lehman Brothers and the Federal Reserve Bank of New York. Mr. Mayer earned a B.B.A. and M.B.A. from Seton Hall University.

MICHAEL L. MCALLISTER. Mr. McAllister joined us in November 1999 as Executive Vice President and a Managing Director. Mr. McAllister has over 19 years experience as an investment banker. Mr. McAllister is the head of investment banking and is also responsible for building our equity capital markets business. From February 1998 until joining us, Mr. McAllister was Senior Vice President and Managing Director of Corporate Finance at Southwest Securities, Inc. From January 1995 to February 1998, Mr. McAllister was Managing Director of Corporate Finance at Southcoast Capital Corporation. Previous to this, Mr. McAllister was Managing Director of Corporate Finance from August 1992 to August 1994 at Kemper Securities, Inc. Prior to that, Mr. McAllister served in the corporate finance departments of Lehman Brothers and The First Boston Corporation.

GREGORY D. WOODBY. Mr. Woodby acted as our Secretary and Treasurer from August 1999 until December 1999. Mr. Woodby joined Tejas Securities in January 1996 as Director of Fixed Income Trading and was elected to the Board of Directors of Tejas Securities in 1997 as Secretary. From 1989 until joining Tejas Securities, Mr. Woodby worked at APS Financial Inc., most recently as a Fixed Income Trader. Mr. Woodby graduated from Baylor University earning a B.B.A. in Management in 1983.

ROBERT E. GILLETTE. Mr. Gillette became Secretary and Treasurer in January 2000. Mr. Gillette joined Tejas Securities in March 1998 as Senior Vice President and manager of the Atlanta branch office. Prior to joining Tejas Securities, Mr. Gillette was a Vice President at Marion Bass Securities from April 1996 to December 1997, a Vice President at Addison Securities from November 1994 to April 1996, a Vice President at the GMS Group from July 1994 to November 1994 and a Vice President at APS Financial Inc. from December 1993 to July 1994. Mr. Gillette graduated from the University of Georgia with a B.A. in Political Science in 1988 and received his J.D. degree with honors from the Atlanta Law School in 1993.

A. REED DURANT. Mr. Durant became our Director of Compliance in August 1999. Mr. Durant joined Tejas Securities in November 1998 as the Compliance Director. From January 1996 until joining Tejas Securities, Mr. Durant worked as Senior Compliance Examiner for the NASD in the Regulation and Enforcement area. From 1988 until joining the NASD, Mr. Durant worked at Principal Financial Securities. Mr. Durant brings over 20 years experience in the securities industry, including 8 years as Compliance Director of a 400-broker, 30-branch NYSE member firm. Mr. Durant graduated from Texas Tech University with a B.A. in economics.

KURT J. RECHNER, CPA, CFA. Mr. Rechner became our Chief Financial Officer in January 2000. Mr. Rechner has spent the past eighteen years in the financial services industry. Prior to joining Tejas Securities, Mr. Rechner was employed from 1997 through 1999 as an Executive Vice President, Finance & Operations, CFO for Xerox Federal Credit Union. From May 1995 to 1997 Mr. Rechner was the Chief Executive Officer for Prism Capital Management, LLC, which managed a global fixed income hedge fund. From 1990 through May 1995, Mr. Rechner was the Senior Vice President of Accounting and Finance for Security Service Federal Credit Union. Mr. Rechner earned a B.S. in Business Administration from the University of Illinois in 1984 and an M.B.A. from Trinity University in 1985. Mr. Rechner also holds the professional designations of Certified Public Accountant and Chartered Financial Analyst.

JOHN F. GARBER, CPA. Mr. Garber became our Director of Finance in August 1999. Mr. Garber joined Tejas Securities in October 1998 as Director of Finance. From April 1999 until joining Tejas Securities, Mr. Garber was employed as the Controller for Loewenbaum & Co. Inc., an Austin based broker-dealer. Prior to joining Loewenbaum & Co., Inc. in April 1998, he was employed by KPMG LLP from 1995 to 1998 as a supervising auditor in the financial assurance department. Mr. Garber graduated from the University of Florida in 1992 with a B.S.B.A. in Finance. Mr. Garber holds the professional designation of Certified Public Accountant.

BARRY A. WILLIAMSON. Mr. Williamson became a Director in October 1999. Mr. Williamson was elected in 1992 as the 38th Texas Railroad Commissioner and served from January 1993 to January 1999. He served as the Commission's Chairman in 1995. During the late 1980's and early 1990's, Mr. Williamson served under the Bush administration at the U.S. Department of Interior as the Director of Minerals Management Service. Under President Bush, he managed mineral leases on the nation's 1.4 billion-acre continental shelf and oversaw an annual budget of almost $200 million. During the 1980's, Mr. Williamson served under the Reagan administration as a principle advisor to the U.S. Secretary of Energy in the creation and formation of a national energy policy. Mr. Williamson began his career with the firm of Turpin, Smith, Dyer & Saxe, and in 1985 established the Law Offices of Barry Williamson and founded an independent oil and gas company. Mr. Williamson graduated from the University of Arkansas with a B.A. in Political Science in 1979, and received his J.D. degree from the University of Arkansas Law School in 1982.

CLARK N. WILSON. Mr. Wilson became a Director in October 1999. Mr. Wilson is the President and Chief Executive Officer of Clark Wilson Homes, Inc., a subsidiary of Capital Pacific Holdings. Previously, Mr. Wilson was the President of Doyle Wilson Homebuilder, Inc., serving in that position in 1992. Mr. Wilson served as Vice President of Doyle Wilson homebuilder, Inc. from 1986 to 1992. Mr. Wilson took Doyle Wilson Homebuilder, Inc. through a turbulent market and formed Clark Wilson Acceptance Corporation in 1989 as a finance corporation, personally financing over $35,000,000 of construction loans for Doyle Wilson Homebuilder, Inc. Mr. Wilson has won numerous MAX awards between 1994 and 1998, including the MAX Award for Grand Builder of the Year and best Quality Project in 1994. Mr. Wilson is a Life Member of the National Association of Homebuilders Spike Club. Mr. Wilson attended Amarillo College and the University of Texas at Austin, and has nearly twenty-five years of experience in the homebuilding industry.

BOARD COMMITTEES

The Stock Option Committee consists of Barry A. Williamson and Clark N. Wilson. The Stock Option Committee administers the Westech Capital Corp. Stock Option Plan. See "-Westech Capital Corp. 1999 Stock Option Plan."

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No executive officer of the Company served as a member of the compensation or similar committee or Board of Directors of any other entity, other than the Company's subsidiaries, of which an executive officer served on the Company's Compensation Committee or Board of Directors.

On November 1, 1999, the Company and Barry Williamson entered into a consulting agreement. The agreement calls for Mr. Williamson to provide the Company with consulting services on a month to month basis at the rate of $12,500 per month.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE OFFICER COMPENSATION

The following table sets forth information concerning compensation of our Chief Executive Officer and other highly compensated executive officers whose salary and bonuses exceeded $100,000 for the year ended December 31, 1999, the "named executive officers."

  NAME AND PRINCIPAL
       POSITION               YEAR      SALARY (1)      BONUS      FORGIVEN DEBT   COMMISSIONS (2)
---------------------       --------    ----------    ----------   -------------   ---------------
John J. Gorman (3)            1999      $        0    $        0     $        0       $5,858,050
Chairman and Chief            1998         125,000             0        135,114          709,309
Executive Officer             1997               0       261,000              0          643,688
                              ----      ----------    ----------     ----------      -----------
Jay W. Van Ert                1999         250,000       156,386              0          285,256
Director and President        1998         183,333             0              0           47,255
                              1997         120,000        75,000              0           44,000
                              ----      ----------    ----------     ----------      -----------
Gregory D. Woodby (4)         1999         130,000       100,000              0          199,150
Managing Director             1998         100,000           500              0           76,748
                              1997          85,000        40,000              0           59,481
                              ----      ----------    ----------     ----------      -----------
Robert Gillette (4)           1999          72,000             0              0          504,659
Secretary and Treasurer       1998               0         1,000              0           87,175
                              1997               0             0              0                0
                              ----      ----------    ----------     ----------      -----------
Joseph F. Moran               1999               0             0              0        1,016,538
Managing Director             1998               0             0              0        1,023,280
and Vice Chairman             1997               0             0              0          977,890
                              ----      ----------    ----------     ----------      -----------

(1) Does not include certain prerequisites and other personal benefits that are standard in the industry and have a total value of less than 10% of the total annual salary, bonus and commissions reported for the named executive officer.

(2) In association with its underwriting activities, Tejas Securities was given warrants to purchase stock as partial consideration. All of the warrants had a strike price that was greater than the initial public offering price of the underlying stock. Tejas Securities distributed these warrants to certain members of the working group on these public offerings. None of the executive officers listed received warrants that are currently exercisable for more than the current trading price of the underlying stock. Consequently, no value is included in the commissions for these warrants.

(3) Neil Ragin acted as the President, Secretary and a Director until his resignation effective August 26, 1999. Mr. Ragin did not receive a salary, bonus or any other compensation for this work.

(4) Mr. Woodby acted as the Secretary and Treasurer from August 1999 to December 31, 1999. Mr. Gillette became the Secretary and Treasurer on January 1, 2000.

OPTION GRANTS AND EXERCISES

The following table provides information concerning grants of options to purchase our common stock made during the fiscal year ended December 31, 1999 to the named executive officers. No stock appreciation rights were granted during 1999.

                                                                                      Potential Realizable Value
                                            Individual Grants                              At Assumed Annual
                                                                                        Rates of Stock Price
                                                                                      Appreciation for Option
                                                                                                 Term(3)
                        ---------------------------------------------------    ------------------------------------------
                         Number of
                         Securities     % of Total Options
                         Underlying          Granted
                         Options         To Employees for    Exercise Price       Expiration
         Name            Granted           Fiscal Year(2)       ($/share)            Date             5%           10%
  -------------------   ------------    ------------------   --------------    -----------------   ---------    ---------
  John J. Gorman           250,000             20.41%            $2.00          October 15, 2004   $ 138,141    $ 305,255
                           150,000             12.24%            $2.20          October 15, 2004   $  91,173    $ 201,468
  Jay W. Van Ert           325,000             26.53%            $2.00          October 15, 2004   $ 179,583    $ 396,832
  Joseph F. Moran          100,000              8.16%            $2.20          October 15, 2004   $  60,782    $ 134,312
  Gregory D. Woodby             --                --                --                        --          --           --
  Robert E. Gillette            --                --                --                        --          --           --



------------------------------------

(1) One-third of the options become exercisable on each of October 15, 1999, 2000 and 2001.

(2) In 1999, we granted employees options to purchase an aggregate of 1,225,000 shares of common stock.

(3) The 5% and 10% assumed annual rates of compounded stock price appreciation are based on the assumption that the exercise price was the fair market value of the shares on the date of the grant. There is no assurance provided to any executive officer or any other holder of our securities that the actual price appreciation over the 5 year option term will be at the assumed 5% and 10% levels or at any other defined level.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

The following table provides information concerning unexercised options held as of December 31, 1999 by the named executive officers. No options were exercised during this period.


                                 NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                                UNDERLYING UNEXERCISED                  IN-THE-MONEY
                             OPTIONS AT DECEMBER 31, 1999      OPTIONS AT DECEMBER 31, 1999(1)
                           --------------------------------   --------------------------------
          NAME              EXERCISABLE      UNEXERCISABLE      EXERCISABLE      UNEXERCISABLE
  ---------------------    -------------    ---------------   -------------    ---------------
  John J. Gorman                 133,333            266,667   $          --    $            --
  Jay W. Van Ert                 108,333            216,667   $          --                 --
  Joseph F. Moran                 33,333             66,667   $          --                 --
  Gregory D. Woodby                   --                 --   $          --                 --
  Robert E. Gillette                  --                 --   $          --                 --

(1) The amount set forth represents the difference between the fair market value of the underlying stock on December 31, 1999 ($2.00 per share) and the exercise price of the option. The fair market value was determined by our Board of Directors.

DIRECTOR COMPENSATION

As part of their incentive to join the Board of Directors, Mr. Wilson and Mr. Williamson were each provided with options to purchase 100,000 shares of common stock. The options are exercisable at $2.00 per share and expire on October 15, 2004. The options vest in three equal installments beginning on October 15, 1999. Currently no other directors receive any form of cash or non-cash compensation for fulfilling their roles on the Board of Directors.

WESTECH CAPITAL CORP. 1999 STOCK OPTION PLAN

In October 1999, the Company adopted a stock option plan (the Stock Option Plan) to strengthen its ability to attract, motivate, compensate and retain employees, directors, and consultants by providing a means for such persons to acquire a proprietary interest in the Company and to participate in its growth through ownership of its common stock. The Stock Option Committee of the Board of Directors administers the Stock Option Plan, provided, however, that the Board of Directors may also take all actions to administer the Stock Option Plan, including granting options.

SHARES SUBJECT TO THE PLAN

Under the Stock Option Plan, the Company can grant awards consisting of either incentive stock options or nonqualified stock options not to exceed 3,000,000 shares of the Company's common stock. That number will be adjusted automatically if the outstanding shares of common stock are increased or decreased or changed into or exchanged for a different number of shares or kind of shares or other securities of the Company or of another corporation, by reason of reorganization, split, combination of shares, or a dividend payable in common stock. Equitable adjustments to the number of shares subject to each award and to the payment required to obtain such shares will also be made so that the same proportion of shares will be subject to the award and the aggregate consideration to acquire all shares subject to the award will remain as it was prior to the recapitalization.

As of December 31, 1999, the Company had granted options under the Stock Option Plan to acquire 1,425,000 shares of common stock, none of which had been exercised or cancelled and all of which remained outstanding.

ELIGIBILITY

All of the Company's and its subsidiaries' employees, directors and consultants are eligible to receive awards under the Stock Option Plan. For tax reasons, the availability of incentive stock options is restricted to employees, with nonqualified stock options available to employees, directors and consultants. The Stock Option Committee, as administrator of the Stock Option Plan, determines the persons to whom stock option awards are to be granted; whether an option shall be an incentive stock option or nonqualified stock option or both; the number of shares of our common stock subject to each grant; and the time or times at which stock option awards will be granted and the time or times of the exercise period, which shall not exceed the maximum period described below.

TYPES OF AWARDS

Options granted under the Stock Option Plan may be either options that are intended to qualify for treatment as "incentive stock options" under Section 422 of the Internal Revenue Code or options that are not, which are "nonqualified stock options". The exercise price of incentive stock options must be at least the fair market value of a share of the common stock on the date of grant, and not less than 110% of the fair market value in the case of an incentive stock option granted to an optionee owning 10% or more of the common stock. The aggregate fair market value of common stock (calculated on the date of grant) with respect to which incentive stock options are exercisable for the first time by an optionee during any calendar year shall not exceed $100,000. The term of an option may not exceed ten years (or five years in the case of an incentive stock option granted to an optionee owning 10% or more of the Company's common stock).

TERMINATION OF AWARDS

The Stock Option Plan limits the time during which a holder of an option can exercise an option to no more than ten years. In addition, an optionee who leaves the Company's employment will generally have no more than three months to exercise an option, reduced to no days after employment is terminated for cause, and additional rules apply to cases of death and disability. Upon the occurrence of certain events which constitute a change of control, all granted options shall become exercisable during the period beginning on the date of the occurrence of the change of control and ending sixty days later. The Stock Option Committee may, however, override the Stock Option Plan's rules, other than the ten year limit. The Company cannot grant additional options under the Stock Option Plan after October 15, 2009, the tenth anniversary of its adoption.

AMENDMENTS TO OUR STOCK OPTION PLAN

The Board of Directors may amend or terminate the Stock Option Plan, as long as no amendment or termination affects options previously granted. However, the plan requires stockholder approval of any amendment that increases the number of shares available under the plan which may be issued as incentive stock options or that modify the requirements as to eligibility to receive incentive stock options under the plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information with respect to ownership of the Company's common stock at February 29, 2000 by each beneficial owner of five percent or more of the common stock; each director; each of the named executive officers; and all directors and officers as a group.

Except as indicated on the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Options exercisable on or before April 29, 2000, are included as shares beneficially owned. For purposes of calculating percent ownership as of February 29, 2000, 12,537,218 shares were issued and outstanding and for any individual who beneficially owns shares represented by options exercisable on or before April 29, 2000, these shares are treated as if outstanding for that person but not for any other person.


                                                                           PERCENT
               NAME AND ADDRESS OF                                       BENEFICIALLY
                BENEFICIAL OWNER                       NUMBER               OWNED
  ----------------------------------------------   ----------------    -----------------
  John J. Gorman (1)(2)                               5,915,269              46.69%
  Jay W. Van Ert (1)(3)                               1,253,828               9.92%
  Joseph F. Moran (1)(4)                              2,515,954              20.01%
  John R. Ohmstede (5)                                  789,435               6.30%
  Gregory D. Woodby (1)                                 248,250               1.98%
  Charles H. Mayer (1)(6)                               703,958               5.32%
  Barry A Williamson(4)                                  33,333                  *
  Clark N. Wilson(4)(7)                                 591,896               4.51%
  Neil Ragin (8)                                         37,808                  *
  All officers and directors as a
      group (12 total)                               11,262,488              79.64%

-----------------------------

* Less than 1%.

(1) The address for Messrs. Gorman, Van Ert, Moran, Woodby and Mayer is 2700 Via Fortuna, Suite 400, Austin, Texas 78746.

(2) Includes 133,333 shares of common stock issuable pursuant to an option granted under the 1999 Plan, which is immediately exercisable as of February 29, 2000.

(3) Includes 108,333 shares of common stock issuable pursuant to an option granted under the 1999 Plan, which is immediately exercisable as of February 29, 2000.

(4) Includes 33,333 shares of common stock issuable pursuant to an option granted under the 1999 Plan, which is immediately exercisable as of February 29, 2000.

(5)  The address for Mr. Ohmstede is 5905 Overlook Drive, Austin, Texas 78731.

(6) Includes 83,333 shares of common stock issuable pursuant to an option granted under the 1999 Plan, which is immediately exercisable as of February 29, 2000. Includes 620,625 shares of common stock issuable pursuant to an option granted outside the 1999 Plan, which is immediately exercisable as of February 29, 2000.

(7) Includes 558,563 shares of common stock issuable pursuant to an option granted outside the 1999 Plan, which is immediately exercisable as of February 29, 2000.

(8) The address for Mr. Ragin is 134 West 72nd Street, New York, New York, 10023. Mr. Ragin resigned as President, Treasurer and Director of the Company effective August 26, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

SALE LEASEBACK

In September 1997, Tejas Securities entered into a sale-leaseback transaction with Sandy Hook Management, a company owned by Charles H. Mayer, a member of the Board of Directors. Sandy Hook Management purchased the assets for $204,268 from Tejas Securities. Tejas Securities purchased the assets from June 1995 through September 1997 for a total cost of $272,072. The book value of the assets as of the date of the transaction was determined in accordance with generally accepted accounting principles, including depreciation calculated by the straight-line method. The previous Chief Financial Officer of Tejas Securities made the determination of the book value. Under the terms of this transaction, Tejas Securities agreed to lease the furniture and fixtures commencing in October 1998 through September 2000. Tejas Securities makes monthly lease payments of $6,373 to Sandy Hook Management and has an option to purchase the furniture and fixtures at a discounted price in September 2000.

SUBORDINATED DEBT

Tejas Securities issued subordinated debt in September 1998 in exchange for $500,000 from Clark Wilson, a current member of the Board of Directors. The transaction is described in Item 7 - "Liquidity and Capital Resources."

Tejas Securities completed the second issuance of subordinated debt in June 1999 in exchange for $500,000 from Clark Wilson. The transaction is described in Item 7 - "Liquidity and Capital Resources."

TSG INTERNET FUND I, LTD.

In April 1999, John J. Gorman, Jay W. Van Ert, Joseph F. Moran and Clark N. Wilson, along with three other owners of less than 5% of the Company, established TSG Capital, LLC (the "General Partner"), a Texas limited liability company, for the purpose of acting as general partner of the Fund. In addition to the investment in the General Partner, Messrs. Gorman, Van Ert, Moran and Wilson invested as limited partners in the Fund. Their contributions were as follows: Mr. Gorman $200,000; Mr. Van Ert $120,520; Mr. Moran $200,000; and Mr. Wilson $100,000. John Ohmstede, a beneficial owner of more than 5% of the Company, also invested $200,000 in the Fund as a limited partner through a Trust. The total capital contribution by the General Partner was less than $50,000.

TSG Capital, LLC acts as the general partner of the Fund and has no other operations. The managers and principal executive officers include Jay W. Van Ert and A. Reed Durant who are also officers of the Company. The General Partner receives a management fee equal to .375% of the average monthly net asset value of the Fund after the end of a fiscal quarter. In addition, the General Partner receives a performance fee equal to 20% of the annual net profits of the Fund after the end of each fiscal year. These fees are in turn paid to Tejas Securities through an agreement in exchange for providing services to the General Partner for investment management, compliance and accounting and reporting. In 1999, Tejas Securities purchased TSG Capital, LLC for $50,000 through the conversion of liabilities owed to Tejas Securities by TSG Capital, LLC. TSG Capital, LLC distributed the equity interests of the former owners of TSG Capital, LLC totaling $50,000. In addition, Tejas Securities received a capital contribution from the former owners of TSG Capital, LLC in the amount of $116,161 in conjunction with the purchase.

TSG Capital, LLC's ownership interest in the Fund was approximately 15% of the total equity of the Fund. Tejas Securities recognized approximately $734,000 of income during 1999 from the Fund consisting of management fees of $34,066 and a performance fee of $700,088. Tejas Securities converted the performance fee to an additional equity ownership in the Fund as of December 31, 1999.

The Fund engaged Tejas Securities to solicit subscriptions for the initial $2,500,000 private placement of limited partnership interests in the Fund. In exchange for acting as the placement agent, Tejas Securities received a placement agent fee equal to 5% of the total initial capital contributions to the Fund. The total placement agent fee equaled $136,025 and was paid in May 1999.

OFFICER AND DIRECTOR RECEIVABLES

During 1999, Tejas Securities received a $200,000 note from Charles H. Mayer in conjunction with his employment agreement. The note bears no interest and is due on demand if Mr. Mayer resigns as an employee of the Company prior to December 31, 2000.

Tejas Securities makes cash advances to certain employees from time to time, which are typically secured and repaid from commissions. During 1998, Tejas Securities forgave approximately $135,000 in advances receivable from John J. Gorman as described in Note 3 to the accompanying Financial Statements.

SALE OF STOCK TO EMPLOYEES

In April 1999, the Company issued 2,499,315 shares of its common stock (1,006,975 shares of Tejas Securities common stock before the exchange ratio) with a value of $704,833 to employees and management of the Company. Of the shares issued, 893,700 shares (360,000 shares of Tejas Securities) were issued to directors or executive officers of the Company. An additional 50,000 shares of Tejas Securities common stock were issued to executive officers of the Company, however have not yet been converted to Company shares of common stock. The transaction was recorded as a stock subscription receivable, and was collected in full by August 1999. The following reflects the April 1999 issuance of common stock to directors or executive officers of the Company:

   DIRECTOR/EXECUTIVE      TEJAS SECURITIES    COMPANY SHARES
         OFFICER          SHARES SUBSCRIBED       CONVERTED      SUBSCRIPTION PRICE
  -------------------     -----------------       ---------      ------------------
  John J. Gorman               100,000             248,250            $70,000
  Jay W. Van Ert               100,000             248,250            $70,000
  Joseph F. Moran              100,000             248,250            $70,000
  Gregory D. Woodby             60,000             148,950            $42,000
  A. Reed Durant                25,000                *               $17,500
  John F. Garber                25,000                *               $17,500

John J. Gorman was named to the Board of Directors of Lincoln Heritage Corporation in August 1999. Currently, Mr. Gorman owns common stock and stock purchase warrants with a combined value in excess of $60,000. Tejas Securities acted as managing underwriter in Lincoln Heritage's IPO and currently owns less than 5% of the common equity of Lincoln Heritage.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)      1.       Financial Statements
                  See Financial Statements attached hereto.

         2.       Exhibits
                  Incorporated by reference to the Exhibit Index at the end of this report.

(B)               Reports on Form 8-K
                  On October 22, 1999 and November 8, 1999, the Company filed amendments to the Form 8-K filed on September 8, 1999.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                        Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

                   (With Independent Auditors' Report Thereon)

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES




                                     INDEX

                                                                                                                PAGE
Independent Auditors' Report                                                                                      1

FINANCIAL STATEMENTS:

Consolidated Statements of Financial Condition as of December 31, 1999 and 1998                                   2

Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997                        3

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998
   and 1997                                                                                                       4

Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997                        5

Notes to Consolidated Financial Statements                                                                        6

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Westech Capital Corp.:

We have audited the consolidated financial statements of Westech Capital Corp. and Subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westech Capital Corp. and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.



                                                 KPMG LLP


Austin, Texas
March 22, 2000

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition

                           December 31, 1999 and 1998



                                  ASSETS                      1999          1998
                                                           -----------   -----------
Cash and cash equivalents                                  $ 2,732,175       201,312
Receivable from clearing broker, partially restricted        4,640,052     1,505,648
Receivables from employees and stockholders                    627,454       126,499
Securities owned, at market value                            6,207,748     1,539,424
Other investments                                              932,253            --
Furniture and equipment, net                                   323,281       208,883
Deferred tax asset, net                                         54,086       178,500
Prepaid expenses and other assets                              597,053       181,961
                                                           -----------   -----------

          Total assets                                     $16,114,102     3,942,227
                                                           ===========   ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable, accrued expenses and other liabilities   $ 2,905,020       577,736
Securities sold, not yet purchased                             187,940            --
Payable to clearing broker                                   6,196,059     1,459,678
Subordinated debt                                            1,000,000       500,000
                                                           -----------   -----------
          Total liabilities                                 10,289,019     2,537,414
                                                           -----------   -----------

Minority interest in subsidiary                                976,725            --

Stockholders' equity:
    Common stock, $0.001 par value
       50,000,000 shares authorized; 12,537,218 and
       11,615,994 issued at December 31, 1999 and
       1998, respectively                                       12,537        11,615
    Additional paid in capital                               1,669,473     1,461,456
    Subscriptions receivable                                        --       (96,263)
    Retained earnings                                        3,166,348        28,005
                                                           -----------   -----------
          Total stockholders' equity                         4,848,358     1,404,813
                                                           -----------   -----------

Commitments and contingencies

          Total liabilities and stockholders' equity       $16,114,102     3,942,227
                                                           ===========   ===========


See accompanying notes to consolidated financial statements.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                      Consolidated Statements of Operations

              For the Years Ended December 31, 1999, 1998 and 1997



                                                                     1999            1998            1997
                                                                  ------------   ------------    ------------
Revenue:
    Commissions                                                   $ 25,291,212      7,932,780       4,810,520
    Underwriting and investment banking income                         925,616      2,584,770         752,554
    Net dealer inventory and investment income, net of
      trading interest expense of $516,975, $39,072 and
      $91,360, respectively                                          3,475,539       (272,811)        833,227
    Other income                                                       740,342         23,530           9,248
                                                                  ------------   ------------    ------------
         Total revenue                                              30,432,709     10,268,269       6,405,549
                                                                  ------------   ------------    ------------

Expenses:
    Commissions, employee compensation and benefits                 19,992,928      7,397,860       4,459,420
    Clearing and floor brokerage                                       615,273        438,944         146,834
    Underwriting expenses                                                   --        590,202         479,025
    Communications and occupancy                                     1,242,370        817,382         440,930
    Professional fees                                                  971,250        439,835         312,175
    Interest                                                            97,029         26,355           5,859
    Other                                                            1,876,633      1,118,913          68,263
                                                                  ------------   ------------    ------------
         Total expenses                                             24,795,483     10,829,491       5,912,506
                                                                  ------------   ------------    ------------

         Income (loss) before income tax expense (benefit)
           and minority interest                                     5,637,226       (561,222)        493,043

Income tax expense (benefit)                                         2,201,598       (163,900)         19,008
                                                                  ------------   ------------    ------------

         Income (loss) before minority interest                      3,435,628       (397,322)        474,035

Minority interest                                                      297,285             --              --
                                                                  ------------   ------------    ------------

         Net income (loss)                                        $  3,138,343       (397,322)        474,035
                                                                  ============   ============    ============

Earnings (loss) per share:
    Basic                                                         $       0.25          (0.04)           0.03
                                                                  ============   ============    ============

    Diluted                                                       $       0.23          (0.04)           0.03
                                                                  ============   ============    ============

Weighted average shares outstanding:
    Basic                                                           12,501,191     10,664,369       9,432,783
                                                                  ============   ============    ============

    Diluted                                                         15,148,747     10,664,369       9,432,783
                                                                  ============   ============    ============

See accompanying notes to consolidated financial statements.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

              For the Years Ended December 31, 1999, 1998 and 1997



                                                              ADDITIONAL
                                                   COMMON       PAID IN    SUBSCRIPTIONS   RETAINED     TREASURY
                                       SHARES      STOCK        CAPITAL     RECEIVABLE     EARNINGS       STOCK        TOTAL
                                    -----------  -----------  -----------  -------------  -----------  -----------  -----------
Balance at December 31, 1996          9,930,657  $     9,930      855,081             --       34,838           --      899,849

Stockholder distributions                    --           --           --             --      (83,546)          --      (83,546)

Treasury stock purchases             (1,342,253)      (1,342)          --             --           --     (181,824)    (183,166)

Treasury stock sales                    991,940          992       82,217       (100,000)          --      134,019      117,228

Net income                                   --           --           --             --      474,035           --      474,035
                                    -----------  -----------  -----------  -------------  -----------  -----------  -----------

Balance at December 31, 1997          9,580,344        9,580      937,298       (100,000)     425,327      (47,805)   1,224,400

Stock issuances                       1,685,337        1,685      473,720             --           --           --      475,405

Treasury stock sales                    350,313          350       50,438             --           --       47,805       98,593

Subscription collected                       --           --           --          3,737           --           --        3,737

Net loss                                     --           --           --             --     (397,322)          --     (397,322)
                                    -----------  -----------  -----------  -------------  -----------  -----------  -----------

Balance at December 31, 1998         11,615,994       11,615    1,461,456        (96,263)      28,005           --    1,404,813

Stock issuances                       2,796,295        2,796      825,973       (775,884)          --           --       52,885

Contributed capital                          --           --       94,613             --           --           --       94,613

Treasury stock purchases               (708,339)        (708)          --             --           --     (173,739)    (174,447)

Treasury stock sales                    700,065          700           --             --           --      171,414      172,114

Subscription collected                       --           --           --        750,164           --           --      750,164

Subscription cancelled                   (4,138)          (4)     (31,162)        31,166           --           --           --

Effect of reverse merger (Note 1)    (1,862,659)      (1,862)    (681,407)        90,817           --        2,325     (590,127)

Net income                                   --           --           --             --    3,138,343           --    3,138,343
                                    -----------  -----------  -----------  -------------  -----------  -----------  -----------

Balance at December 31, 1999         12,537,218  $    12,537    1,669,473             --    3,166,348           --    4,848,358
                                    ===========  ===========  ===========  =============  ===========  ===========  ===========


See accompanying notes to consolidated financial statements.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

              For the Years Ended December 31, 1999, 1998 and 1997



                                                                                1999             1998            1997
                                                                             ------------    ------------    ------------
Cash flows from operating activities:
    Net income (loss)                                                        $  3,138,343        (397,322)        474,035
    Adjustments to reconcile net income (loss) to net cash
       provided (used) by operating activities:
       Deferred tax expense (benefit)                                             124,414        (178,500)             --
       Depreciation and amortization expense                                       74,506          38,110          39,834
       Loss on disposition of furniture and equipment                              14,011              --              --
       Performance fee converted to equity interest                              (700,088)             --              --
       Minority interest                                                          297,285              --              --
       Increase (decrease) in payable to clearing broker, net of
         receivable from clearing broker                                        1,601,977         208,113        (773,016)
       Decrease (increase) in receivable from employees and stockholders         (500,955)        135,949        (262,448)
       Decrease (increase) in securities owned                                 (4,668,324)       (905,005)        317,673
       Decrease (increase) in prepaid expenses other assets                      (415,092)       (196,164)         82,530
       Increase in accounts payable, accrued
         expenses and other liabilities                                         2,327,284         436,406         102,850
       Increase in securities sold, not yet purchased                             187,940              --              --
                                                                             ------------    ------------    ------------
         Net cash provided (used) by operating activities                       1,481,301        (858,413)        (18,542)
                                                                             ------------    ------------    ------------

Cash flows from investing activities:
    Advances to limited partnership                                              (116,004)             --              --
    Proceeds from sale of furniture and equipment                                      --              --         204,268
    Purchase of furniture and equipment                                          (202,914)       (188,484)       (140,933)
                                                                             ------------    ------------    ------------
         Net cash provided (used) by investing activities                        (318,918)       (188,484)         63,335
                                                                             ------------    ------------    ------------

Cash flows from financing activities:
    Proceeds from issuance of notes payable
       and subordinated debt                                                      500,000       1,000,000         250,000
    Principal payments on notes payable                                                --        (500,000)       (433,166)
    Sale of treasury stock                                                        172,114          98,593         117,228
    Purchase of treasury stock                                                   (174,447)             --              --
    Stockholder distributions paid                                                     --              --         (83,546)
    Subscription collected                                                        750,164           3,737              --
    Capital contribution from acquired enterprise                                   3,115              --              --
    Capital contribution from minority interest                                    64,649              --              --
    Proceeds from stock issuances                                                  52,885         475,405              --
                                                                             ------------    ------------    ------------
         Net cash provided (used) by financing activities                       1,368,480       1,077,735        (149,484)
                                                                             ------------    ------------    ------------

         Net increase (decrease) in cash and cash equivalents                   2,530,863          30,838        (104,691)

Cash and cash equivalents at beginning of year                                    201,312         170,474         275,165
                                                                             ------------    ------------    ------------

Cash and cash equivalents at end of year                                     $  2,732,175         201,312         170,474
                                                                             ============    ============    ============

Supplemental disclosures:
    Interest paid                                                            $    614,004          65,427          97,219
    Taxes paid                                                               $  1,110,407          23,738          22,829

Summary of non-cash transactions:

TSG Capital, LLC (General Partner), a wholly-owned subsidiary, acts as the general partner of TSG Internet Fund I, Ltd. (the Fund). The Company recognized $700,088 of income during 1999 related to a performance fee paid by the Fund. The Company converted the full amount of the performance fee to an equity ownership of the Fund as of December 31, 1999. (Note 5)

The Company also received a non-cash contribution totaling $116,161, representing their general partner interests from the former owners of the general partnership interest of TSG Capital, LLC. These individuals also have an ownership interest in the Company. Of this amount, $21,548 has been allocated to minority interest.

The Company received a non-cash capital contribution totaling $590,127 in association with the Merger (Note 1). Of this amount, $90,817 and $2,325 of subscriptions receivable and treasury stock, respectively, which existed as of the date of the Merger, have been allocated to minority interest since these rights were not converted at the time of the Merger.

See accompanying notes to consolidated financial statements.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997




(1)    ORGANIZATION AND BASIS OF PRESENTATION

       Westech Capital Corp., a New York corporation, is a holding company whose primary operating subsidiary is Tejas Securities Group, Inc., a Texas corporation ("Tejas Securities"). Westech Capital Corp. was incorporated as a shell corporation in New York on July 18, 1990, and made an initial public offering in November 1991. Westech Capital Corp. was acquired by Tejas Securities in a reverse merger effected on August 27, 1999.

       Tejas Securities is primarily engaged in securities brokerage, investment banking and trading activities. Tejas Securities is registered as a broker and dealer in securities with the National Association of Securities Dealers, Inc. and clears its transactions on a fully disclosed basis through Schroder & Co., Inc. Tejas Securities headquarters are located in Austin, Texas and have been since incorporation on March 2, 1994. Tejas Securities' wholly-owned operating subsidiary, Tejas Securities Group - East, LLC ("Tejas - East"), a Georgia limited liability company, is a branch office located in Atlanta, Georgia. TSG Capital, LLC, a wholly-owned subsidiary of Tejas Securities was acquired in 1999. It is the general partner in TSG Internet Fund I, Ltd., an investment hedge fund managed by Tejas Securities.

       On August 27, 1999, pursuant to an Agreement and Plan of Merger by and among Westech Capital Corp., Tejas Securities, newly-formed Tejas Securities Group Holding Company, a Texas corporation ("Tejas Holding"), and newly-formed Westech Merger Sub, Inc., a Delaware corporation ("Merger Sub"), Tejas Securities acquired Westech Capital Corp. through a reverse merger (the "Merger") of Tejas Holding and Merger Sub. Tejas Holding and Merger Sub were established for the sole purpose of effecting this transaction. As a result of the Merger, Tejas Holding became a wholly owned subsidiary of Westech Capital Corp. Tejas Holding is the holder of approximately 81% of the outstanding common stock of its subsidiary, Tejas Securities. Under the terms of the Merger, the stockholders of Tejas Holding exchanged their shares for shares of Westech Capital Corp. at a ratio 2.4825 to one. The former stockholders of Tejas Holding currently own 95.21% of the issued and outstanding common stock of Westech Capital Corp., $.001 par value per share.

       On August 27, 1999, the assets and liabilities of Westech Capital Corp. consisted of $4,466 in cash and $1,351 in accrued expenses. These assets and liabilities were recorded at fair value as required by the purchase method of accounting and the tangible net assets were credited to additional paid in capital.

       Prior to the effective date of the Merger, the Board of Directors of Westech Capital Corp. approved a stock split in the form of a stock dividend by issuing 2.28767 shares of common stock for each one share of common stock outstanding to stockholders of record on August 13, 1999. The stock split occurred on August 27, 1999 in conjunction with the Merger and has been reflected in the accompanying consolidated financial statements.

       Westech Capital Corp. was previously a shell corporation and had no substantial operations. Tejas Securities is the operating enterprise and is the acquiring enterprise for financial reporting purposes. The historical financial statements of Tejas Securities (accounting acquirer) are presented as the historical financial statements of the combined enterprise. The results of operations of Westech Capital Corp. (the acquired enterprise) are included in the financial statements of the combined enterprise only from the date of acquisition.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997


       The equity of Tejas Securities is presented as the equity of the combined enterprise giving effect to the minority interest in Tejas Securities at August 27, 1999, however, the common stock account of Tejas Securities has been adjusted to reflect the par value of the outstanding stock of Westech Capital Corp. after giving effect to the number of shares used in the business combination. The difference between the common stock account of Tejas Securities and the common stock account of Westech Capital Corp. (presented as the common stock account of the combined enterprise) has been recorded as an adjustment to additional paid in capital of the combined enterprise. For periods prior to August 27, 1999, the equity of the combined enterprise is the historical equity of Tejas Securities prior to the merger retroactively restated to reflect the number of shares received in the business combination. Earnings (loss) per share for periods prior to the business combination have been restated to reflect the post merger number of shares outstanding.

       References to the Company within the accompanying notes to the consolidated financial statements are to Westech Capital Corp. and subsidiaries, which are the historical amounts for Tejas Securities prior to the reverse merger.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       PRINCIPLES OF CONSOLIDATION

       The accompanying consolidated financial statements reflect the consolidated accounts of the Company and its first and second tier subsidiaries, Tejas Securities Group Holding Company, Tejas Securities Group, Inc., Tejas Securities Group - East, LLC and TSG Capital, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

       SECURITIES TRANSACTIONS

       Securities transactions and the related commission revenue and expense are recorded on a trade date basis.

       The Company does not carry or clear customer accounts, and all customer transactions are executed and cleared with other brokers on a fully disclosed basis. These brokers have agreed to maintain such records of the transaction effected and cleared in the customers' accounts as are customarily made and kept by a clearing broker pursuant to the requirements of Rules 17a-3 and 17a-4 of the Securities and Exchange Commission, and to perform all services customarily incident thereto.

       INVESTMENT BANKING

       Investment banking revenues include gains, losses, and fees, net of syndicate expenses, arising from securities offerings in which the Company acts as an underwriter or agent. Investment banking revenues also include fees earned from providing merger-and-acquisition and advisory services. Investment banking management fees are recorded on offering date, sales concessions on settlement date, and underwriting fees at the time the underwriting is completed and the income is reasonably determinable.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997


       CASH AND CASH EQUIVALENTS

       Cash and cash equivalents include cash on hand, demand deposits, certificates of deposit and money market accounts.

       As of December 31, 1999, a certificate of deposit in the amount of approximately $82,000 was pledged by the Company as security on an irrevocable letter of credit issued in conjunction with the Atlanta office lease.

       SECURITIES OWNED

       Long and short positions in securities are reported at market value. The difference between cost and market has been included in net dealer inventory and investment income. These investments are subject to the risk of failure of the issuer and the risk of changes in market value based on the ability to trade such securities on the open market.

       FURNITURE AND EQUIPMENT

       Furniture and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets. Estimated useful lives approximate those used for Federal income tax purposes and range from 3 to 7 years.

       REPURCHASE AND RESALE AGREEMENTS

       Repurchase and resale agreements are treated as financing transactions and are carried at the amounts at which the securities will be subsequently reacquired or resold as specified in the respective agreements. There were no repurchase or resale agreements outstanding at December 31, 1999 or 1998.

       FEDERAL INCOME TAXES

       Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       Prior to January 1, 1998, Tejas Securities elected to be taxed as an S Corporation under the provisions of Subchapter S of the Internal Revenue Code. As a result, all Federal income tax expense and liability was paid by the shareholders of Tejas Securities for the year ended December 31, 1997. The amounts included as income tax expense in the accompanying statements of operations for the year ended December 31, 1997 are a result of the income component of the Texas franchise tax which is computed at approximately 4.5% of income before income tax expense.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997


       ESTIMATES

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

       In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company is required to implement this standard effective with its 2001 fiscal year (after deferral by SFAS No. 137). SFAS No. 133 addresses the accounting for derivative instruments, including certain instruments embedded in other contracts, and for hedging activities. Under this Statement, the Company will be required to recognize all derivative instruments as either assets or liabilities in the statement of financial condition and measure those at fair value. If certain conditions are met a derivative may be specifically designated as a hedge, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-dominated forecasted transaction. The Company does not believe that this Statement will have a material effect on its financial position or results of operations.

       The Company may invest in derivative transactions during the normal course of business, primarily to satisfy the needs of its clients. Derivative transactions entered into are recorded at the market value with realized or unrealized gains and losses recognized in the statements of operations. Market value is generally determined by quoted market prices for exchange-traded options. The Company held a short position in 17,000 warrants with a market value of $61,265 as of December 31, 1999.

       STOCK-BASED COMPENSATION

       The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation, but applies Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock option plan.

       MARKETABLE SECURITIES

       The Company's investments in debt and equity securities are classified as trading securities. The Company accounts for trading securities at fair value with unrealized gains and losses included in earnings.

(3)    RECEIVABLES FROM EMPLOYEES AND STOCKHOLDERS

       The Company makes advances to certain employees in months when their commission payout does not meet a predetermined amount. As of December 31, 1999 and 1998, $251,000 and $126,499, respectively, had been advanced to employees under this agreement. These receivables are to be repaid through reductions of future commissions.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997


       During 1999, the Company forgave approximately $70,000 in advances receivable from employees. In 1998, the Company forgave approximately $135,000 in advances receivable from its Chairman of the Board and approximately $163,000 in advances receivable from employees. The amounts forgiven are included in commission expense in the accompanying financial statements.

       During 1999, the Company received a $200,000 note from an officer of the Company. The note bears no interest and is due on demand if the officer resigns as an employee of the Company prior to December 31, 2000. Under the terms of the note, matured unpaid principal and interest shall bear interest at the lesser of 5.55% per annum or the maximum rate allowed by law from the earlier of December 31, 2000 or the officer's voluntary termination.

       During 1999, the Company received a $50,000 note from an employee and stockholder of the Company to supplement the employee's commission payout during 1999. The note bears interest of 8% per annum, and is due and payable on August 27, 2000. The note is secured by a stock pledge agreement for the employee's shares issued by the Company.

       The Company has notes receivable, and related interest accrued, from other employees and related parties of the Company totaling $126,454 as of December 31, 1999. The notes have terms which either require settlement by pre-determined dates or which allow the notes to be forgiven based on pre-determined conditions, which are based on employee compensation arrangements.

       In April 1999, the Company issued 1,006,975 shares of Tejas Securities common stock (2,499,815 shares of the Company's common stock giving effect to the Merger) for $704,833 in cash and subscriptions receivable to employees of the Company. Subsequent to this issuance, the Company issued another 30,000 shares of Tejas Securities common stock (74,475 shares of the Company's common stock giving effect to the Merger) to an employee under the terms of the April 1999 offering for $27,000. Of the 1,036,975 shares of Tejas Securities issued under the April 1999 common stock offering, the Company collected $723,550 in cash. The Company cancelled 1,667 shares of Tejas Securities common stock (4,138 shares of the Company's common stock giving effect to the Merger) valued at $1,166 upon the termination of employment by an employee.

       In 1997, the Company received a $100,000 note from an employee in consideration for the issuance of common stock for $1 per share. The note was not interest bearing and was originally due and payable on December 31, 1999. This amount was recorded as a stock subscription receivable. During 1998, the Company collected $3,737 of the subscription receivable, resulting in a balance of $96,263 in subscription receivable as of December 31, 1998. In April 1999, the terms of the note were restructured so that the employee could purchase the original 100,000 shares of Tejas Securities common stock (248,250 shares of the Company's common stock giving effect to the Merger) at the April 1999 offering price of $0.70 per share. This restructuring resulted in the reduction of the subscription receivable and common stock balances by $30,000. The remaining balance was collected in 1999.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997


       Subsequent to the April 1999 stock offering to employees, the Company received a $50,000 and $100,000 note from two employees for 50,000 shares and 100,000 shares of Tejas Securities common stock, respectively (124,125 and 248,250 shares of the Company's common stock giving effect to the Merger). The $50,000 note bears no interest and is due and payable on June 1, 2000. The $100,000 note bears no interest and is due in two installments, beginning with a $25,000 payment on October 1, 1999 and the remaining $75,000 on August 23, 2001. The first installment of $25,000 was collected in 1999. The balance of $125,000 for the two notes is included in minority interest in the accompanying consolidated financial statements. Both notes are secured by stock pledge agreements for the shares issued by Tejas Securities. Furthermore, the Company has recognized additional subscriptions receivable on Tejas Securities common stock in the amount of $1,168 related to an additional individual, which is included in minority interest in accompanying consolidated financial statements.

 (4)   MARKETABLE TRADING SECURITIES AND SECURITIES SOLD, NOT YET PURCHASED

       At December 31, 1999 and 1998, marketable securities owned and sold, not yet purchased consisted of the following:

                                      1999                            1998
                                      ----                            ----
                                             Sold, not                      Sold, not
                                                yet                           yet
                              Owned          purchased     Owned            purchased
                            -----------      ---------   ----------         ---------
State and municipal
  obligations               $    28,761         18,475            0                 0
Corporate bonds               3,582,228         30,480    1,238,167                 0
Equity securities             2,596,759         77,720      301,257                 0
Options and warrants                  0         61,265            0                 0

                            $ 6,207,748        187,940    1,539,424                 0

(5)    OTHER INVESTMENTS

       Other investments may include marketable equity securities and non-marketable securities, including those of private companies, investment partnerships and other venture capital interests. Other investments recorded under the equity method of accounting are based on the degree of control and percentage ownership interest, whereby the carrying amount of the investment is adjusted to recognize the Company's share of the earnings or losses. Other investments at December 31, 1999 represent the Company's investment in TSG Capital, LLC (the "General Partner") in the amount of $700,088, net advances of $116,004 and contributed capital of $116,161.

       In April 1999, certain owners and directors of the Company, established TSG Capital, LLC, a Texas limited liability company, for the purpose of acting as general partner of TSG Internet Fund I, LTD. (the "Fund"), a Texas limited partnership. In addition to their investment in the General Partner, five stockholders and/or directors invested as limited partners in the Fund. Their combined contributions were $820,520.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997


       TSG Capital, LLC acts as the general partner of the Fund and has no other operations. Its managers and principal executive officers include two officers of the Company. The General Partner receives a management fee equal to .375% of the average monthly net asset value of the Fund after the end of a fiscal quarter. In addition, the General Partner receives a performance fee equal to 20% of the annual net profits of the Fund after the end of each fiscal year. These fees are in turn paid to the Company in exchange for providing services to the General Partner for investment management, compliance, accounting and reporting. On December 28, 1999, the Company purchased TSG Capital, LLC for $50,000 through the conversion of liabilities owed to the Company by TSG Capital, LLC. TSG Capital, LLC distributed the equity interests of the former owners of TSG Capital, LLC totaling $50,000. In addition, the Company received a capital contribution from the former owners of TSG Capital, LLC in the amount of $116,161 in conjunction with the purchase. Of this amount, $94,613 in included as contributed capital in the consolidated financial statements, with the remaining $21,549 included in the minority interest in the consolidated financial statements.

       TSG Capital, LLC's ownership interest in the Fund was approximately 15% of the total equity of the Fund. Due to the degree of control of the Fund exercised by the General Partner, the Company accounts for its ownership using the equity method. The Company recognized $734,154 of income during 1999 from the Fund comprised of management fees of $34,066 and a performance fee of $700,088, which is included in other income in the consolidated statements of operations. The Company converted the $700,088 performance fee to an additional general partner equity ownership in the Fund as of December 31, 1999 as disclosed in the summary of non-cash transactions in the consolidated statements of cash flows.

       The Fund engaged the Company to solicit subscriptions for the initial $2,500,000 private placement of limited partnership interests in the Fund. In exchange for acting as the placement agent, the Company received a placement agent fee equal to 5% of the total initial capital contributions to the Fund. The total placement agent fee equaled $136,025 and was paid in May 1999.

       Summary condensed financial information for the Fund as of and for the period ended December 31, 1999 follows:

       Total assets                                  $  8,819,000
                                                     ============

       Total liabilities                             $  2,465,000
                                                     ============

       Partners' capital                             $  6,354,000
                                                     ============

       Total revenue                                 $  3,697,000
                                                     ============

       Net income                                    $  2,800,000
                                                     ============

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997


(6)    PROPERTY AND EQUIPMENT

       Property and equipment consists of the following:

                                             December 31,
                                          1999           1998
                                       -----------    -----------
       Furniture and equipment         $   374,463        191,939
       Leasehold improvements               66,663         63,456
                                       -----------    -----------
                                           441,126        255,395
       Accumulated depreciation           (117,845)       (46,512)
                                       $   323,281        208,883

(7)    SUBORDINATED DEBT

       The Company had $1,000,000 and $500,000 in debt subordinated to claims of general creditors as of December 31, 1999 and 1998, respectively. The subordinated debt is due November 1, 2001 and bears interest at 11.5% and is owed to a director of the Company. Interest is paid monthly. As of December 31, 1999 and 1998, the Company paid $90,582 and $26,355, respectively, in interest. As a condition of the loan agreements, Tejas Securities issued to the lender warrants to purchase 112,500 shares of common stock of Tejas Securities (279,281 shares of the Company's common stock giving effect to the Merger) in 1998 and additional 112,500 shares (279,281 shares of the Company's common stock giving effect to the Merger) in 1999. The warrants were exercisable at a price of $2.65 per share of common stock ($1.07 giving effect to the merger) and expired on November 12, 2003. As of December 31, 1999, the Company and the lender cancelled the warrants in agreement with the lender.

(8)    FAIR VALUE OF FINANCIAL INSTRUMENTS

       Substantially all of the Company's financial assets and liabilities are carried at market value or at amounts which, because of their short-term nature or because they carry market rates of interest, approximate current fair value. The Company's short-term borrowings and subordinated debt, if recalculated based on current interest rates, would not significantly differ from the amounts recorded at December 31, 1999 and 1998.

(9)    INCOME TAXES

       The Company files a consolidated tax return. Income tax expense (benefit) consists of the following:

                                      Year Ended December 31,
                                       1999             1998
                                       ----             ----
       Federal
         Current                    $  1,941,198              0
         Deferred                        124,414      (178,500)
       State                             135,986         14,600
                                    $  2,201,598      (163,900)

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997


       A reconciliation of expected income tax expense (benefit) (computed by applying the statutory income tax rate of 34% to income (loss) before income tax expense (benefit) and minority interest) to total tax expense (benefit) in the accompanying consolidated statements of operations follows:

                                                   Year Ended December 31,
                                                   1999                 1998
                                                   ----                 ----
       Expected federal income
         expense (benefit)                      $  1,916,657          (190,815)
       Meals and entertainment                        84,634            34,325
       State income tax                              135,986            14,600
       Other, net                                     64,321           (22,010)
                                                $  2,201,598          (163,900)

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1999 and 1998 are as follows:


                                                     1999                      1998
                                                     ----                      ----
       Deferred tax assets:

         Net operating loss carryforwards         $         0                   145,700
         Accrued expenses                              15,364                         0
         Other                                         44,879                    32,800
         Gross deferred tax assets                     60,243                   178,500
         Valuation allowance                                0                         0

       Net deferred tax asset                          60,243                   178,500

       Deferred tax liabilities:
         Property and equipment                          (291)                        0
         Other                                         (5,866)                        0
       Total gross deferred tax liability              (6,157)                        0

       Net deferred tax asset                     $    54,086                   178,500

       In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997


       more likely than not the Company will realize the benefits of these deductible differences net of the existing valuation allowances at December 31, 1999 and 1998.

 (10)  PROFIT SHARING AND STOCK OPTION PLANS

       PROFIT SHARING PLAN

       In January 1997, Tejas Securities instituted a profit sharing plan under section 401(k) of the Internal Revenue Code. The plan allows all employees who are over 21 years old to defer a predetermined portion of their compensation for federal income tax purposes. Contributions by Tejas Securities are discretionary. For the years ended December 31, 1998 and 1997, Tejas Securities made approximately $84,000 and $7,000, respectively, of contributions to the plan. No contributions were made for 1999.

       STOCK OPTION PLANS

       Tejas Securities had a stock option plan for employees, which was rescinded on October 26, 1999. Under the plan, Tejas Securities had agreed to sell stock to employees at specified prices. As provided by SFAS No. 123, Tejas Securities elected to continue to apply APB Opinion No. 25 and related interpretations in accounting for its stock option plans.

       During 1995, options for up to 2 percent of total shares issued and outstanding of Tejas Securities were granted for employees who met certain requirements for two years. In addition, employees who met certain other requirements for two years could purchase up to 5 percent of the total shares issued and outstanding. One employee exercised the options in 1997, and purchased 80,000 shares of Tejas Securities common stock (198,600 shares of the Company's common stock giving effect to the Merger). No compensation cost was recognized for the options granted.

       During 1996, two employees were granted options, vesting in 1997, to purchase up to 2 percent and 1 percent of total shares issued and outstanding of Tejas Securities. The option for 1 percent was exercised in 1997 and resulted in the purchase of 40,000 shares of Tejas Securities common stock (99,300 shares of the Company's common stock giving effect to the Merger). The other option was revoked by the employee upon delivery of stock by a stockholder. No compensation cost was recognized for the options granted.

       During 1997, three employees were granted options, vesting in 1997, to purchase up to 5 percent, 2.5 percent and 1 percent, respectively, of the total shares issued and outstanding of Tejas Securities on the grant date. Two of the options were fully exercised during 1997, resulting in the purchase of 140,000 shares of Tejas Securities common stock (347,550 shares of the Company's common stock giving effect to the Merger). For the remaining option, one-half of the 5 percent option (or 2.5 percent) was exercised resulting in the purchase of 100,000 shares of Tejas Securities common stock (248,250 shares of the Company's common stock giving effect to the Merger). The remaining options totaled 100,000 shares of Tejas Securities common stock (248,250 shares of the Company's common stock giving effect to the Merger) and expired in September 1999. An additional option to purchase 119,946 shares of Tejas Securities common stock (297,766 shares of the Company's common stock giving effect to the Merger) was issued to an employee and forfeited during 1997. No compensation cost was recognized for the options granted. During 1998, no options were exercised, and no new options were granted.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997


       During 1999, options totaling 300,000 shares of Tejas Securities common stock (744,750 shares of the Company's common stock giving effect to the Merger) were granted to employees. The purchase price was an agreed upon purchase price of $1 per share ($0.40 giving effect to the Merger). The options were not exercised in 1999 and were cancelled upon termination of the stock option plan.

       The Company established the Westech Capital Corp. 1999 Stock Option Plan ("the 1999 Plan") for employees, directors and consultants of the Company and its subsidiaries on October 15, 1999. Under the 1999 Plan, the Company may grant up to 3,000,000 shares of the Company's common stock through incentive stock options or nonqualified stock options. The exercise price of each incentive stock option is determined by the Option Committee of the Company, and shall not be less than 100% of the fair market value of the stock on the grant date. Incentive stock options awarded to ten-percent owners of the Company's common stock shall not have an exercise price of less than 110% of the fair market value of the stock on the grant date. Incentive stock options may only be granted to employees of the Company or a subsidiary.

       Options become exercisable as determined at the date of the grant by the Option Committee or the Board, in the case of non-employee directors. No option under the 1999 Plan shall be exercisable after the expiration of ten years from the date of the grant. Options granted to a ten-percent owner of the Company shall not be exercisable after the expiration of five years from the date of the grant. The aggregate fair market value of stock purchased under the 1999 Plan by an employee during any calendar year shall not exceed $100,000. In the event that the purchased stock exceeds $100,000, the excess amount shall constitute a nonqualified stock option.

       During 1999, options totaling 1,425,000 shares were granted to employees. The options vest ratably over two years, and expire five years from the date of the grant. The purchase price of the common stock ranges from $2.00 to $2.20 per share. As there was no market for the Company's stock, fair value was determined by the Board of Directors. No options were exercised in 1999.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997


       The Company has adopted the disclosure-only provisions of SFAS No. 123, but applies APB Opinion No. 25, in accounting for its stock option plans. No cost from stock-based compensation awards was recognized in 1999, 1998 and 1997. If the Company had elected to recognize compensation cost of options granted based on the fair value at the grant dates, consistent with SFAS No. 123, net income (loss) and earnings (loss) per share would have changed to the pro forma amounts indicated below:

                                                Year Ended December 31,
                                            1999          1998          1997
                                         -----------   ----------    ----------
Net income (loss) as reported            $ 3,138,343     (397,322)      316,035
  (Pro forma for 1997 for
    income tax effect)

Pro forma net income (loss)                3,350,874     (397,322)      308,035

Earnings (loss) per share as reported:
    Basic                                $      0.25        (0.04)         0.03
    Diluted                              $      0.23        (0.04)         0.03

Pro forma earnings (loss) per share:
    Basic                                $      0.25        (0.04)         0.03
    Diluted                              $      0.22        (0.04)         0.03

       The fair value of the options used to compute the pro forma amounts is estimated using the Black Scholes option-pricing model with the following assumptions:

                                     1999       1998       1997
                                    -------    -------    -------
       Risk-free interest rate         5.75%      5.75%      7.25%
       Expected holding period      3 years    3 years    3 years
       Expected volatility             .001       .001       .001
       Expected dividend yield         0.00%      0.00%      8.00%

       SFAS No. 123 calls for a prospective application of compensation relating to the grant of stock options and, consequently pro-forma financial information may not be indicative of future amounts until the new rules are applied to all outstanding non-vested awards.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997


       A summary of the Company's stock option activity and warrant activity, and related information for the years ended December 31, follows. Stock option and warrant activity associated with the subordinated debt prior to August 27, 1999 has been adjusted giving effect to the Merger.

                                    Westech Capital Corp./Tejas
                                           Securities                  Tejas Securities             Tejas Securities
                                              1999                           1998                         1997
                                              ----                           ----                         ----
                                                    Weighted                       Weighted                      Weighted
                                                     Average                        Average                        Average
                                      Options     Exercise Price     Options     Exercise Price     Options     Exercise Price
                                    -----------   --------------   -----------   --------------   -----------   --------------
       Outstanding - beginning
       of year                          248,250            $0.20       248,250            $0.20       297,900            $0.04
       Granted                        2,169,750            $1.48             0            $0.00     1,141,816            $0.23
       Exercised                              0            $0.00             0            $0.00      (893,700)           $0.20
       Forfeited                       (248,250)           $0.20             0            $0.00      (297,766)           $0.15
       Cancelled                       (744,750)           $0.40             0            $0.00             0            $0.00
       Outstanding - end of year      1,425,000            $2.04       248,250            $0.20       248,250            $0.20

       Exercisable - end of year        475,000            $2.04       248,250            $0.20       248,250            $0.20


                                              1999                           1998                         1997
                                              ----                           ----                         ----
                                                    Weighted                       Weighted                      Weighted
                                                     Average                        Average                        Average
                                      Warrants    Exercise Price     Warrants    Exercise Price     Warrants    Exercise Price
                                    -----------   --------------   -----------   --------------   -----------   --------------
       Outstanding - beginning
       of year                          279,281            $1.07             0            $0.00             0            $0.00
       Granted                          279,281            $1.07       279,281            $1.07             0            $0.00
       Cancelled                       (558,562)           $1.07
       Outstanding - end of year              0            $0.00       279,281            $1.07             0            $0.00

       Exercisable - end of year              0            $0.00       279,281            $1.07             0            $0.00

       The weighted average fair value of Company stock options, calculated using the Black Scholes option pricing model, granted during the year ended December 31, 1999 is $0.28 per option.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997


       The following table summarizes the Company's options outstanding and exercisable options at December 31, 1999:

                                                    Stock Options Outstanding              Stock Options Exercisable
                                            ------------------------------------------    ----------------------------
                                                           Average         Weighted                         Weighted
                                                          Remaining         Average                          Average
                                                         Contractual       Exercise                         Exercise
                 Exercise Price               Shares         Life            Price          Shares            Price
                 --------------             -----------  -----------     -------------    ----------       -----------
       $2.00                                  1,175,000    4.8 years     $2.00               391,667       $2.00
       $2.20                                    250,000    4.8 years     $2.20                83,333       $2.20

       Total                                  1,425,000                                      475,000

 (11)  EARNINGS (LOSS) PER SHARE

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

       Earnings (loss) per share for the periods prior to the Merger have been restated to reflect the number of acquired shares received by the accounting acquirer (Note 1). Earnings per share information for 1997 is based on a pro forma calculation as if the Company had been a C Corporation for that year and includes a provision for income taxes for purposes of earnings per share.

       Basic earnings (loss) per share are based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings
       (loss) per share reflects dilution from all contingently issuable shares, including options issued during 1999. Contingently issuable shares are not included in the weighted average number of shares when the inclusion would increase net income per share or decrease the loss per share. The following calculations give effect to the Merger on August 27, 1999.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997


                                                            1999           1998            1997
                                                        ------------   ------------    ------------
BASIC EARNINGS (LOSS) PER SHARE:
Net income (loss)                                       $  3,138,343       (397,322)        316,035
Weighted average shares outstanding                       12,501,191     10,664,369       9,432,783

Basic earnings (loss) per share                         $       0.25          (0.04)           0.03

DILUTED EARNINGS (LOSS) PER SHARE:
Net income (loss)                                       $  3,138,343       (397,322)        316,035
  Income impact of assumed conversion of
   subsidiary  stock and recognition of minority
   interest income                                           297,285              0               0
  Income available to common stockholders after
   assumed conversions                                     3,435,628       (397,322)        316,035

Weighted average shares outstanding                       12,501,191     10,664,369       9,432,783
Effect of dilutive securities:
  Warrants                                                         0              0               0
  Options                                                          0              0               0
  Assumed conversion of subsidiary stock                   2,396,439              0               0
  Application of treasury stock method to
    subscriptions receivable                                 251,117              0               0
Weighted average shares outstanding                       15,148,747     10,664,369       9,432,783

Diluted earnings (loss) per share                       $       0.23          (0.04)           0.03

       Options to purchase 1,425,000, 248,250 and 248,250 shares of the Company's common stock at December 31, 1999, 1998 and 1997 were not included in the computation of diluted earnings (loss) per share because the options' exercise price was greater than the estimated market value per share during the respective period. Warrants to purchase 279,281 shares of the Company's common stock as of December 31, 1998 were not included in the computation of diluted earnings (loss) per share because the warrants' exercise price was greater than the estimated market value per share of common stock for the period. In addition, Management does not consider these to be "nominal value" contingently issuable shares and therefore has not considered the amounts in disclosing historical earnings (loss) per share amounts.

       The Company has included the dilutive effect of shares of Tejas Securities' common stock that are convertible into the Company's common stock. Tejas Securities has 965,333 shares of its common stock issued and outstanding at December 31, 1999 that are convertible into common stock of the Company at the ratio of 2.4825 to one (2,396,439 shares). In addition, the Company has included the dilutive effect of Tejas Securities' subscriptions receivable based on the treasury stock method. The Company recognizes the incremental effect on its shares outstanding assuming the subscriptions receivable are fully paid for and exchanged for the Company's common stock versus the Company repurchasing those shares at an estimated market price of $2.00 per share.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997


 (12)  OFF STATEMENT OF FINANCIAL CONDITION RISK

       The Company is responsible to its clearing broker for payment of all transactions executed both on its behalf and on behalf of its customers. Therefore, the Company is exposed to off statement of financial condition risk in the event a customer cannot fulfill its commitment and the clearing broker must purchase or sell a financial instrument at prevailing market prices. The Company and its clearing broker seek to control risk associated with customer transactions through daily monitoring to assure margin collateral is maintained under regulatory and internal guidelines.

       The Company's receivable from clearing broker represents amounts on deposit with Schroder & Co., Inc. The Company is exposed should Schroder & Co., Inc. be unable to fulfill its obligations for securities transactions. Schroder & Co., Inc. requires the Company to maintain $100,000 in its account at all times.

       The Company deposits its cash with financial institutions. Periodically such balances exceed applicable FDIC insurance limits.

(13)   INDUSTRY SEGMENT DATA

       The Company has two reportable segments: brokerage services and investment banking. The primary operating segment, brokerage services, includes sales, trading and market-making activities of the Company and encompasses both retail and institutional customer accounts. These segments require the commitment of significant human capital and financial resources, as well as industry specific skills. The investment banking segment participates in underwriting of corporate securities as managing underwriter and as a syndicate member. Income associated with other investments accounted for under the equity method is included in other segment activity in 1999.

       The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes.

       The following table presents segment revenues, profits and assets for the year ended December 31, 1999.


                                                                  Investment
                                                 Brokerage          Banking             Other             Total
                                               -------------     -------------      -------------     -------------
       Revenues from external customers        $  29,110,979           925,616            734,154        30,770,749
       Interest revenue                              178,935                 0                  0           178,935
       Interest expense                              614,004                 0                  0           614,004
       Depreciation and amortization                  74,506                 0                  0            74,506
       Segment profit                              4,156,319           765,835            715,072         5,637,226

       Segment assets                             15,237,849                 0            932,253        16,170,102
       Capital expenditures                          202,914                 0                  0           202,914

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997


       The following table presents segment revenues, profits and assets for the year ended December 31, 1998.


                                                                  Investment
                                                 Brokerage          Banking             Other             Total
                                               -------------     -------------      -------------     -------------
       Revenues from external customers        $   7,022,776         2,584,770                  0         9,607,546
       Interest revenue                              699,795                 0                  0           699,795
       Interest expense                               65,427                 0                  0            65,427
       Depreciation and amortization                  37,995               115                  0            38,110
       Segment profit (loss)                      (1,892,566)        1,331,344                  0          (561,222)

       Segment assets                              3,954,309             1,267                  0         3,955,576
       Capital expenditures                          186,554             1,382                  0           187,936

       The following table presents segment revenues, profits and assets for the year ended December 31, 1997.


                                                                  Investment
                                                 Brokerage          Banking             Other             Total
                                               -------------     -------------      -------------     -------------
       Revenues from external customers        $   5,558,810           752,554                  0         6,311,364
       Interest revenue                              185,545                 0                  0           185,545
       Interest expense                               97,219                 0                  0            97,219
       Depreciation and amortization                  39,834                 0                  0            39,834
       Segment profit                                225,381           267,662                  0           493,043

       Segment assets                              1,975,165                 0                  0         1,975,165
       Capital expenditures                          140,933                 0                  0           140,933

(14)   LEASE COMMITMENTS

       The Company leases its office facilities and certain office equipment under operating leases. The future minimum payments due under these operating leases as of December 31, 1999 are as follows:

             2000                             $    1,134,000
             2001                                  1,059,000
             2002                                    785,000
             2003                                    601,000
             2004                                    492,000
             Thereafter                            1,039,000
                                              --------------
                                              $    5,110,000
                                              ==============

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997


       Rent expense amounted to approximately $885,000, $515,000 and $265,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

(15)   CONTINGENCIES

       In June 1999, Starlight Entertainment, Inc. (Starlight), submitted a claim in an arbitration proceeding for damages in the amount of $6,800,000 for the failed underwriting of a public offering of Starlight's common stock. The amount of Starlight's claim is based upon the gross receipts that were expected from the proposed public offering less the underwriting commission plus attorney's fees. The Company's counsel has reviewed the complaint and is preparing an answer with respect to the arbitration. Management does not believe this matter will have a significant adverse effect on the financial condition or results of operations of the Company.

       The Company is involved in various claims and legal actions that have arisen in the ordinary course of business. It is management's opinion that liabilities, if any, arising from these actions would not have a significant adverse effect on the financial condition or results of operations of the Company.

(16)   NET CAPITAL REQUIREMENTS

       The Company, as a registered fully licensed broker and dealer in securities, is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1). Under this rule, the Company is required to maintain a minimum "net capital" to satisfy rule 15c3-1. At December 31, 1999, the minimum "net capital" requirement for the Company was $250,000. "Net capital" at December 31, 1999 aggregated $2,813,049.

(17)   RELATED PARTY TRANSACTIONS

       The Company engaged a director to act as a consultant for the Company on a month to month basis beginning in October 1999. Under the terms of the agreement, the Company will compensate the consultant for professional services rendered at a rate of $12,500 per month, plus out of pocket expenses. As of December 31, 1999, the total amount paid for services was $29,435.

       On September 30, 1997, the Company entered into a sale-leaseback transaction with a related party, whereby the Company sold furniture and fixtures for their book value of approximately $204,000. As part of this transaction, the Company agreed to lease the furniture and fixtures commencing on October 1, 1998 through September 30, 2000. Payments of $6,373 per month are due under the lease agreement and are included in the above schedule.

       Also see Note 7 for related party subordinated debt.

(18)   SUBSEQUENT EVENT

       On January 1, 2000, the Company issued options to purchase 558,563 shares of the Company's common stock to the holder of the subordinated debt, who is also a director of the Company. The purchase price of the shares is $1.07 per share and expires four years from the date of the grant. The options were intended to constitute non-qualified stock options, and are not included under the 1999 Plan.

                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              WESTECH CAPITAL CORP.


                                              By: /s/ JAY W. VAN ERT
                                                 -------------------------------
                                                 Jay W. Van Ert, President

Date: March 23, 2000


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated:

             SIGNATURE                                   TITLE                         DATE
             ---------                                   -----                         ----
/s/ JOHN J. GORMAN                                   Chief Executive Officer,      March 23, 2000
--------------------------------------------         Chairman of the Board
John J. Gorman

/s/ JAY W. VAN ERT                                   President and Director        March 23, 2000
--------------------------------------------
Jay W. Van Ert

/s/ KURT J. RECHNER                                  Chief Financial Officer       March 23, 2000
--------------------------------------------
Kurt J. Rechner

/s/ JOHN F. GARBER                                   Director of Finance           March 23, 2000
--------------------------------------------
John F. Garber

/s/ JOSEPH F. MORAN                                  Managing Director, Vice       March 23, 2000
--------------------------------------------         Chairman and Director
Joseph F. Moran

/s/ CHARLES H. MAYER                                 Chief Operating Officer       March 23, 2000
--------------------------------------------         and Director
Charles H. Mayer

                                                     Director
--------------------------------------------
Barry H. Williamson


                                                     Director
--------------------------------------------
Clark N. Wilson

                                    EXHIBIT INDEX

      EXHIBIT
      NUMBER           DESCRIPTION OF EXHIBITS
    -----------      ------------------------------------
        2.1          Agreement and Plan of Merger (Incorporated herein by
                     reference to Exhibit 1.1 to the registrant's Current Report on Form 8-K/A filed on October 22, 1999)
        3.1          Certificate of Incorporation (Incorporated herein by
                     reference to Exhibit 3.1 to the registrant's Registration
                     Statement on Form 10-12(g) (File No. 000-29235)
        3.2          Bylaws (Incorporated herein by reference to Exhibit 3.2 to the registrant's Registration Statement on Form 10-12(g)
                     (File No. 000-29235)
        4.1          NASD Subordinated Loan Agreement, Form SL-1, dated October
                     13, 1998, between Clark N. Wilson and the Company
                     (Incorporated herein by reference to Exhibit 4.1 to the
                     registrant's Registration Statement on Form 10-12(g) (File
                     No. 000-29235)
        4.2          NASD Subordinated Loan Agreement, Form SL-1, dated June 4,
                     1999, between Clark N. Wilson and the Company (Incorporated herein by reference to Exhibit 4.2 to the registrant's
                     Registration Statement on Form 10-12(g) (File No.
                     000-29235)
        4.3          Shareholder Agreement, dated November 23, 1999, between
                     John Ohmstede, John Glade, Michael Hidalgo, Jon McDonald,
                     Britt Rodgers, Bob Sternberg, Mike Wolf, Greg Woodby and
                     the Company (Incorporated herein by reference to Exhibit
                     4.3 to the registrant's Registration Statement on Form
                     10-12(g) (File No. 000-29235)
        4.4          Certificate of Incorporation (Incorporated herein by
                     reference to Exhibit 3.1 above)
        4.5          Bylaws (Incorporated herein by reference to Exhibit 3.2
                     above)
       10.1          Agreement, dated June 5, 1997, with Schroder Wertheim & Co.
                     Incorporated (Incorporated herein by reference to Exhibit
                     10.1 to the registrant's Registration Statement on Form
                     10-12(g) (File No. 000-29235)
       10.2          Westech Capital Corp. 1999 Stock Option Plan (Incorporated
                     herein by reference to Exhibit 10.2 to the registrant's
                     Registration Statement on Form 10-12(g) (File No.
                     000-29235)
       10.3          Form of Incentive Stock Option Agreement (Incorporated
                     herein by reference to Exhibit 10.3 to the registrant's
                     Registration Statement on Form 10-12(g) (File No.
                     000-29235)
       10.4          Form of Nonqualified Stock Option Agreement (Incorporated
                     herein by reference to Exhibit 10.4 to the registrant's
                     Registration Statement on Form 10-12(g) (File No.
                     000-29235)
       10.5          Lease Agreement, effective as of September 30, 1999, by and between Westech Capital Corp. and Desta Two Partnership,
                     Ltd. (Incorporated herein by reference to Exhibit 10.5 to
                     the registrant's Registration Statement on Form 10-12(g)
                     (File No. 000-29235)
       10.6*         Employment and Confidentiality Agreement, dated as of
                     August 30, 1999, between Tejas Securities Group, Inc. and
                     Charles Mayer
       10.7*         Employment and Confidentiality Agreement, dated as of
                     November 16, 1999, between Tejas Securities Group, Inc. and
                     Michael L. McAllister
       10.8*         Employment and Confidentiality Agreement, dated as of March
                     3, 1999, between Tejas Securities Group, Inc. and Robert
                     Gillette
       10.9*         Employment and Confidentiality Agreement, dated as of
                     October 29, 1998, between Tejas Securities Group, Inc. and
                     Reed Durant
      10.10*         Employment and Confidentiality Agreement, dated as of
                     January 10, 2000, between Tejas Securities Group, Inc. and
                     Kurt Rechner
      10.11*         Employment and Confidentiality Agreement, dated as of
                     November 1, 1998, between Tejas Securities Group, Inc. and
                     John F. Garber
      10.12*         Letter of Agreement, dated November 1, 1999, between Tejas
                     Securities Group, Inc. and Barry Williamson regarding
                     consulting services
       21.1*         Registrant's Subsidiaries
       27.1*         Financial Data Schedule
       99.1          Articles of Incorporation of Tejas Securities Group, Inc.
                     (Incorporated herein by reference to Exhibit 99.1 to the
                     registrant's Registration Statement on Form 10-12(g) (File
                     No. 000-29235)
       99.2          Bylaws of Tejas Securities Group, Inc. (Incorporated herein by reference to Exhibit 99.2 to the registrant's
                     Registration Statement on Form 10-12(g) (File No.
                     000-29235)
       99.3          Articles of Incorporation of Tejas Securities Group Holding
                     Company (Incorporated herein by reference to Exhibit 99.3
                     to the registrant's Registration Statement on Form 10-12(g)
                     (File No. 000-29235)
       99.4          Bylaws of Tejas Securities Group Holding Company
                     (Incorporated herein by reference to Exhibit 99.4 to the
                     registrant's Registration Statement on Form 10-12(g) (File
                     No. 000-29235)

* Filed herewith.