Form 10-Q
period 2000-03-31
WESTECH CAPITAL CORP
filed 2000-05-15
CIK 869688

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of April 30, 2000, the Registrant had the following number of shares of common stock, $0.001 par value per share, outstanding: 12,537,218.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition


                                                                   MARCH 31,        DECEMBER 31,
                                                                     2000              1999
                                                                 -------------     -------------
                         ASSETS                                   (UNAUDITED)
Cash and cash equivalents                                        $   1,123,413         2,732,175
Receivable from clearing broker, partially restricted                6,478,162         4,640,052
Receivables from employees and stockholders                            675,960           627,454
Securities owned, at market value                                    7,563,189         6,207,748
Other investments                                                      788,104           932,253
Furniture and equipment, net                                           333,392           323,281
Deferred tax asset, net                                                 54,086            54,086
Prepaid expenses and other assets                                      505,976           597,053
                                                                 -------------     -------------

          Total assets                                           $  17,522,282        16,114,102
                                                                 =============     =============

          LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable, accrued expenses and other liabilities         $   3,625,412         2,905,020
Securities sold, not yet purchased                                     471,407           187,940
Payable to clearing broker                                           5,759,808         6,196,059
Subordinated debt                                                    1,000,000         1,000,000
                                                                 -------------     -------------
          Total liabilities                                         10,856,627        10,289,019
                                                                 -------------     -------------

Minority interest in subsidiary                                      1,158,972           976,725

Stockholders' equity:
    Common stock, $0.001 par value
       50,000,000 shares authorized; 12,537,218
       issued at March 31, 2000 and
       December 31, 1999                                                12,537            12,537
    Additional paid in capital                                       1,669,473         1,669,473
    Retained earnings                                                3,824,673         3,166,348
                                                                 -------------     -------------
          Total stockholders' equity                                 5,506,683         4,848,358
                                                                 -------------     -------------

Commitments and contingencies

          Total liabilities and stockholders' equity             $  17,522,282        16,114,102
                                                                 =============     =============


See accompanying notes to consolidated financial statements.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                Consolidated Statements of Operations (Unaudited)



                                                            FOR THE THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              2000            1999
                                                           -----------     -----------
Revenues:
    Commissions                                            $ 8,516,778       4,981,533
    Underwriting and investment banking income               1,071,165              --
    Net dealer inventory and investment income, net of
       trading interest expense of $544,272 and
       $18,585, respectively                                    70,390       1,795,021
    Other income                                                45,270           8,771
                                                           -----------     -----------
          Total revenues                                     9,703,603       6,785,325
                                                           -----------     -----------

Expenses:
    Commissions, employee compensation and benefits          6,311,019       2,646,986
    Clearing and floor brokerage                               377,329          98,967
    Communications and occupancy                               477,611         269,800
    Professional fees                                          368,405          67,110
    Interest                                                    28,671          14,178
    Other                                                      767,196         356,503
                                                           -----------     -----------
          Total expenses                                     8,330,231       3,453,544
                                                           -----------     -----------

          Income before income tax expense
             and minority interest                           1,373,372       3,331,781

Income tax expense                                             532,800       1,309,424
                                                           -----------     -----------

          Income before minority interest                      840,572       2,022,357

Minority interest                                              182,247              --
                                                           -----------     -----------

          Net income                                       $   658,325       2,022,357
                                                           ===========     ===========

Earnings per share:
    Basic                                                  $      0.05            0.18
                                                           ===========     ===========

    Diluted                                                $      0.04            0.18
                                                           ===========     ===========

Weighted average shares outstanding:
    Basic                                                   12,537,218      11,149,284
                                                           ===========     ===========

    Diluted                                                 19,280,061      11,149,284
                                                           ===========     ===========

See accompanying notes to consolidated financial statements.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Unaudited)



                                                                               FOR THE THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                 2000             1999
                                                                              -----------      -----------
Cash flows from operating activities:
     Net income                                                               $   658,325        2,022,357
     Adjustments to reconcile net income to net cash
        provided (used )by operating activities:
        Depreciation and amortization expense                                      23,976           14,016
        Minority interest                                                         182,247               --
        Decrease in payable to clearing broker, net of
           receivable from clearing broker                                     (2,274,361)        (445,095)
        Decrease (increase) in receivable from employees and stockholders         (48,506)          29,335
        Increase in securities owned                                           (1,355,441)      (3,721,607)
        Decrease in other investments                                             144,149               --
        Decrease in prepaid expenses other assets                                  91,077          202,603
        Increase in accounts payable, accrued
           expenses and other liabilities                                         720,392        2,042,820
        Increase in securities sold, not yet purchased                            283,467           67,500
                                                                              -----------      -----------
           Net cash provided (used) by operating activities                    (1,574,675)         211,929
                                                                              -----------      -----------

Cash flows from investing activities:
     Purchase of furniture and equipment                                          (34,087)         (12,421)
                                                                              -----------      -----------
           Net cash used by investing activities                                  (34,087)         (12,421)
                                                                              -----------      -----------

Cash flows from financing activities:
     Purchase of treasury stock                                                        --         (172,114)
     Subscription collected                                                            --            1,023
                                                                              -----------      -----------
           Net cash used by financing activities                                       --         (171,091)
                                                                              -----------      -----------

           Net increase (decrease) in cash and cash equivalents                (1,608,762)          28,417

Cash and cash equivalents at beginning of period                                2,732,175          201,312
                                                                              -----------      -----------

Cash and cash equivalents at end of period                                    $ 1,123,413          229,729
                                                                              ===========      ===========

Supplemental disclosures:
     Interest paid                                                            $   450,485           32,763
     Taxes paid                                                               $   700,000               --


See accompanying notes to consolidated financial statements.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 March 31, 2000
                                   (Unaudited)

(1)      General

Westech, a New York corporation, is a holding company whose primary operating subsidiary is Tejas Securities Group, Inc., a Texas corporation ("Tejas Securities"). Tejas Securities is engaged in the business of providing brokerage and related financial services to institutional and retail customers nationwide.

Pursuant to an Agreement and Plan of Merger by and among Westech, Tejas Securities, Tejas Securities Group Holding Company, a Texas corporation ("Tejas Holding"), and Westech Merger Sub, Inc., a Delaware corporation ("Merger Sub"), Merger Sub was merged (the "Merger") with and into Tejas Holding and Tejas Holding (which owns approximately 81% of Tejas Securities) became a wholly-owned subsidiary of Westech. Under the terms of the Merger, the shareholders of Tejas Holding exchanged their shares for shares of Westech at a ratio 2.4825 to one. The former shareholders of Tejas Holding currently own 95.21% of the issued and outstanding common stock of Westech, $.001 par value per share.

Tejas Securities is the operating enterprise and the acquiring enterprise for financial reporting purposes. The historical financial statements of Tejas Securities (accounting acquirer) are presented as the historical financial statements of the combined enterprise. The results of operations of Westech (the acquired enterprise) are included only from the date of acquisition.

The accompanying unaudited consolidated financial statements of Westech, and subsidiaries (collectively referred to as the "Company") have been prepared in accordance with the instructions for Form 10Q and, therefore, do not include all the disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments (consisting of only normal recurring adjustments) that are necessary in the opinion of management for a fair presentation of the interim financial statements have been included.

The interim financial information should be read in conjunction with Westech's 1999 Form 10-K. The results of operations for the three months ended March 31, 2000 are not necessary indicative of the results of the year ending December 31, 2000.

During the second quarter of 2000, Westech anticipates submitting to its shareholders a proposal to change its state of incorporation from New York to Delaware. Westech does not expect the reincorporation to have any material effects on it or its subsidiaries.

Tejas Securities' business is conducted out of its primary office in Austin, Texas and a branch office in Atlanta, Georgia. Tejas Securities anticipates expanding its operations in the year 2000 with an additional branch in Houston, Texas. Tejas Securities moved its primary office in the first quarter of 2000 to 2700 Via Fortuna, Suite 400, Austin, Texas 78746.

Tejas Securities is a registered broker-dealer and investment advisor offering brokerage services to retail and institutional customers as well as investment banking services. Through our brokerage service, we provide market-making activities in stocks traded on the Nasdaq and other OTC securities, execution services in exchange listed securities, high quality investment research to institutional and retail customers and asset management services.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 March 31, 2000
                                   (Unaudited)


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

Tejas Securities elects to use the alternative method permitted by the Rule, which requires it to maintain minimum net capital equal to the greater of $250,000 or 2% of aggregrate indebtedness. As of March 31, 2000, Tejas Securities' net capital of $2,069,943 was $1,819,943 in excess of the minimum required.

(3)      Earnings Per Share

After the completion of the Merger, Westech had 12,537,218 shares of common stock issued and outstanding. Prior to the Merger, Westech completed a stock split in the form of a stock dividend by issuing 2.28767 new shares of Westech common stock for each one share of Westech common stock outstanding to stockholders of record on August 13, 1999, resulting in 599,981 shares outstanding immediately following the stock split. Under the terms of the Merger, stockholders of Tejas Holding exchanged their shares for shares of Westech at a ratio of 2.4825 to one. The effect of this exchange was to issue an additional 11,937,237 shares of Westech's stock in exchange for 100% of the outstanding stock of Tejas Holding.

Earnings per share for the period prior to the Merger have been restated to reflect the post merger number of shares outstanding.

Basic earnings per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflects dilution from all contingently issuable shares, including options issued during the three month periods ended March 31, 2000 and 1999. Contingently issuable shares are not included in the weighted average number of shares when the inclusion would increase net income per share or decrease the loss per share.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 March 31, 2000
                                   (Unaudited)


Earnings per share is calculated as follows.

                                                        For the Three Months
                                                           Ended March 31,
                                                        2000            1999
                                                     -----------    ------------
BASIC EARNINGS PER SHARE:
Net income                                           $   658,325       2,022,357
Weighted average shares outstanding                   12,537,218      11,149,284

Basic earnings per share                             $      0.05            0.18

DILUTED EARNINGS PER SHARE:
Net income                                           $   658,325       2,022,357
  Income impact of assumed conversion of
    subsidiary stock and recognition of minority
    interest income                                      182,247               0
  Income available to common stockholders
     after assumed conversions                           840,572       2,022,357

Weighted average shares outstanding                   12,537,218      11,149,284
Effect of dilutive securities:
  Warrants                                                     0               0
  Options                                              4,068,313               0
  Assumed conversion of subsidiary stock               2,396,439               0
  Application of treasury stock method to
    subscriptions receivable                             278,091               0
Weighted average shares outstanding                   19,280,061      11,149,284

Diluted earnings per share                           $      0.04            0.18

Warrants to purchase 279,281 shares of Westech's common stock at March 31, 1999 were not included in the computation of diluted earnings per share because the warrants' exercise price was antidilutive. The warrants were exchanged for 279,281 options to purchase shares of Westech common stock as of January 1, 2000. These options are included as dilutive securities for the three months ended March 31, 2000.

(4)      Industry Segment Data

Westech has two reportable segments: brokerage services and investment banking. The primary operating segment, brokerage services, includes sales, trading and market-making activities of Westech and encompasses both retail and institutional customer accounts. These segments require the commitment of significant human capital and financial resources, as well as industry specific skills. The investment banking segment participates in underwriting of corporate securities as managing underwriter and as a syndicate member. Income associated with other investments accounted for under the equity method is included in other segment activity for the three months ended March 31, 2000.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 March 31, 2000
                                   (Unaudited)


       The following table presents segment revenues, profits and assets for the three months ended March 31, 2000.

                                                     Investment
                                    Brokerage          Banking            Other               Total
                                  -------------     -------------     -------------     -------------
Revenues from external
    customers                     $   9,080,426         1,071,165            45,270        10,196,861
Interest revenue                         51,014                --                --            51,014
Interest expense                        572,943                --                --           572,943
Depreciation and amortization            23,976                --                --            23,976
Segment profit                          348,908           979,194            45,270         1,373,372

Segment assets                       16,734,178                --           788,104        17,522,282
Capital expenditures                     34,087                --                --            34,087

       The following table presents segment revenues, profits and assets for the three months ended March 31, 1999.

                                                     Investment
                                   Brokerage           Banking            Other             Total
                                  -------------     -------------     -------------     -------------
Revenues from external
    customers                     $   6,319,839                --             8,771         6,328,610
Interest revenue                        475,300                --                --           475,300
Interest expense                         32,763                --                --            32,763
Depreciation and amortization            14,016                --                --            14,016
Segment profit                        3,323,010                --             8,771         3,331,781

Segment assets                       11,333,271                --                --        11,333,271
Capital expenditures                     12,421                --                --            12,421

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements and Risk Factors

All statements past and future, written or oral, made by Westech or its officers, directors, stockholders, agents, representatives or employees, including without limitation, those statements contained in this Report on Form 10-Q, that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding Westech's expectations, hopes, intentions or strategies regarding the future. Forward-looking statements may appear in this document or other documents, reports, press releases, and written or oral presentations made by officers of Westech to stockholders, analysts, news organizations or others. Readers should not place undue reliance on forward-looking statements. All forward-looking statements are based on information available to Westech and the declarant at the time the forward-looking statement is made, and Westech assumes no obligation to update any such forward-looking statements. It is important to note that Westech's actual results could differ materially from those described in such forward-looking statements. In addition to any risks and uncertainties specifically identified in connection with such forward-looking statements, the reader should consult Westech's filings under the Securities Exchange Act of 1934, for factors that could cause actual results to differ materially from those presented.

Forward-looking statements are necessarily based on various assumptions and estimates and are inherently subject to various risks and uncertainties, including risks and uncertainties relating to the possible invalidity of the underlying assumptions and estimates and possible changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including customers, suppliers, business partners and competitors and legislative, judicial and other governmental authorities and officials. Assumptions relating to the foregoing involve judgements with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of Westech. Any such assumptions could be inaccurate and, therefore, there can be no assurance that any forward-looking statements by Westech or its officers, directors, stockholders, agents, representatives or employees, including those forward-looking statements contained in this Report on Form 10-Q, will prove to be accurate.

Results of Operations

The revenues and operating expenses of Westech's operating subsidiary, Tejas Securities, are influenced by fluctuations in the equity markets, general economic and market conditions, as well as Tejas Securities' ability to identify investment opportunities for its trading accounts and its customer accounts. Currently, Tejas Securities revenue is derived primarily from principal debt and equity transactions, which generate both commission revenue and investment income.

Westech's total revenues increased by $2,918,278 or 43% to $9,703,603 for the three months ended March 31, 2000 compared to the prior year quarter. The reasons for the increases are set forth below.

Commission revenues from principal transactions increased $3,535,245 or 71% to $8,516,778 for the three months ended March 31, 2000. Commission revenues from agency transactions increased $751,991 or 514% to $898,166 for the three months ended March 31, 2000. Tejas Securities' realized an increase of 676% in agency trades for the three months ended March 31, 2000. The increase in agency commissions and trades relates to the increase in the number of retail brokers employed by Tejas Securities since the first quarter of 1999, the addition of market making activities and its continued focus on expanding its products and services to customers. Commissions from principal trades increased due to a 472% increase in trades executed during the three months ended March 31, 2000. The remaining commissions were the result of portfolio advisory fees on managed accounts.

Investment banking revenues were $1,071,165 for the three months ended March 31, 2000 versus $0 for the corresponding period in 1999. The increase is the result of the re-establishment of underwriting and syndicate activities beginning in January 2000. Tejas Securities generated $469,021 in private placement fees for the three months ended March 31, 2000. Fees from syndicate activities increased to $362,144 for the three months ended March 31, 2000. Corporate advisory fees of $240,000 were also generated.

Net dealer inventory and investment income decreased by $1,724,631 or 96% to $70,390 for the three months ended March 31, 2000. The decrease in inventory and investment income resulted from trading activity in proprietary positions.

For the three months ended March 31, 2000, other income increased $36,499 or 416% to $45,270. The increase for the three months ended March 31, 2000 is due to an increase in customer margin interest revenue.

Total expenses increased by $4,876,687 or 141% to $8,330,231 for the three months ended March 31, 2000. Net income for the three months decreased by $1,364,032 or 67% to $658,325. The explanations for the changes are set forth below.

Commissions, employee compensation and benefits increased $3,664,033 or 138% to $6,311,019 for the three months ended March 31, 2000. Commission expense increased $2,350,885 or 119% to $4,326,105 primarily as a result of the increase in commission revenue. General and administrative salaries and other employee benefits increased due to overall salary increases and additional hires, including a Chief Financial Officer and other management level personnel.

Clearing and floor brokerage costs increased $278,362 or 281% to $377,329 for the three months ended March 31, 2000. The overall increase in clearing and floor brokerage costs for the three months ended March 31, 2000 results from greater trading activity in the over-the-counter equity markets and on the national exchanges. Most of the cost increase is attributed to the market making activities, and the increased activity in both the retail and institutional equity departments. Tejas Securities' percentage of revenues derived from equity securities increased during 2000 in comparison to the volume of fixed income securities being traded.

Communications and occupancy charges increased $207,811 or 77% to $477,611 for the three months ended March 31, 2000. The increases in occupancy charges are the result of the relocation of Westech's Austin headquarters in January 2000. Communications charges increased as a function of the 100% increase in employees since the first quarter of 1999, plus the addition of market making support systems.

Professional fees for the three months ended March 31, 2000 increased $301,295 or 449% to $368,405. Of the total increase for the three-month period, approximately $200,000 was accrued legal expenses relating to the registration of Westech's common stock, legal fees for the settlement of private equity securities transactions with its customers, and fees for general legal counsel. In addition, Westech incurred additional accounting costs associated with its annual reporting as well as for the registration of its common stock. The remaining costs during the three months ended March 31, 2000 related to consulting fees incurred during the normal course of business.

Interest expense for the three months ended March 31, 2000 increased $14,493 or 102% to $28,671. The increase is due to the addition of $500,000 of subordinated debt in June 1999.

Other expenses increased $410,693 or 115% to $767,196 for the three months ended March 31, 2000. The overall increase in other expenses during the three months ended March 31, 2000 is the result of increases in general and administrative services needed to support administrative infrastructure as well as increases in marketing expenditures related to growth initiatives.

Income tax expense decreased $776,624 or 59% to $532,800 for the three months ended March 31, 2000. The overall decrease in income tax expense for the three months ended March 31, 2000 is due to the decrease in taxable income during the respective period. Westech's effective tax rate was 39% for the three months ended March 31, 2000.

Minority interest in net income for the three months ended March 31, 2000 was $182,247. Minority interest in net income was created as a result of the merger of Westech and Tejas Securities.

Liquidity and Capital Resources

Tejas Securities utilizes the receivable balance from its clearing broker, Schroder & Co., to fund operating and investing activities. The receivable balance represents the residual equity due to Tejas Securities from Schroder & Co. if Tejas Securities liquidated all of its investment security holdings. The receivable balance from the clearing broker is also used to secure temporary financing from Schroder & Co. for the purchase of investments in Tejas Securities' trading accounts. The receivable balance held at Schroder & Co. may fluctuate depending on factors such as the market valuation of securities held in Tejas Securities' trading accounts, realized trading profits, commission revenue, cash withdrawals and clearing costs charged to Tejas Securities for conducting its trading activities. The overall growth in the receivable from clearing broker balance resulted from the increase in commission revenue during the three months ended March 31, 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Tejas Securities' principal business activities are, by their nature, risky and volatile and are directly affected by economic and political conditions and broad trends in business and finance in the national and international markets. Any one of these factors may cause a substantial decline in the securities markets, which could materially affect Tejas Securities' business. Managing risk is critical to Tejas Securities' profitability and to reducing the likelihood of earnings volatility. The major types of risk that Tejas Securities faces include credit risk, operating risk and market risk.

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

Operating risk arises from the daily conduct of the Tejas Securities' business and relates to the potential for deficiencies in control processes and systems, mismanagement of the Company's activities or mismanagement of customer accounts by its employees. Tejas Securities relies heavily on computer and communication systems in order to conduct its brokerage activities. Third party vendors, such as the clearing broker and news and quote providers, provide many of the systems critical to Tejas Securities' business. Tejas Securities' business could be adversely impacted if any of these systems were disrupted. Tejas Securities mitigates the risk associated with systems by hiring experienced personnel, and providing employees with alternate means of acquiring or processing information. In order to mitigate the risk associated with mismanagement of Westech's activities or customer accounts, Tejas Securities utilizes compliance and operations personnel to review the activities of administrative and sales personnel. In addition, the activities of management are actively reviewed by other members of management on a regular basis and by the Board of Directors.

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

Tejas Securities' trading securities were $7,563,189 in long positions and $471,407 in short positions at March 31, 2000. These trading securities may be exchange listed, Nasdaq or other over-the-counter securities on both long and short positions. Historically, Tejas Securities has invested a portion of its assets in high yield securities of distressed companies, which are closely monitored by Tejas Securities' research analysts. Valuation of high yield securities may be based upon factors other than those experienced by the overall equity and debt markets. The potential loss in fair value of Tejas Securities' trading securities, using a hypothetical 10% decline in prices, is estimated to be $803,460 as of March 31, 2000. A 10% hypothetical decline was used to represent a significant and plausible market change.

Tejas Securities' investment securities are typically those reported on by Tejas Securities' research analysts. These positions often consist of high-yield debt securities and the related equity securities, and other equity positions of telecommunication and technology related companies. Westech monitors this risk by maintaining current operating and financial data on the companies involved, and projecting future valuations based upon the occurrence of critical future events.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material changes to the claims or legal actions in which Westech is involved since December 31, 1999. Additionally, there are no other liabilities arising from claims or legal actions that management believes would have a significant adverse effect on the consolidated financial condition or results of operations of Westech.

ITEM 6.  EXHIBITS AND REPORTS ON 8-K

a)       Exhibits

         Exhibit list

b)       Current reports on Form 8-K

         None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, The Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Westech Capital Corp.

Date:    May 15, 2000

                                             /s/ JAY VAN ERT
                                    ------------------------------------
                                             Jay Van Ert
                                             President


                                            /s/ KURT RECHNER
                                    ------------------------------------
                                             Kurt Rechner
                                             Chief Financial Officer


                                             /s/ JOHN GARBER
                                    ------------------------------------
                                             John Garber
                                             Director of Finance (Principal
                                                      Accounting Officer)

      EXHIBIT
      NUMBER                 DESCRIPTION OF EXHIBITS
      --------               -----------------------

        2.1 Agreement and Plan of Merger (Incorporated herein by reference to Exhibit 1.1 to the registrant's Current Report on Form 8-K/A filed on October 22, 1999)

        3.1 Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.1 to the registrant's Registration Statement on Form 10-12(g) (File No. 000-29235))

        3.2 Bylaws (Incorporated herein by reference to Exhibit 3.2 to the registrant's Registration Statement on Form 10-12(g) (File No. 000-29235))

        4.1 NASD Subordinated Loan Agreement, Form SL-1, dated October 13, 1998, between Clark N. Wilson and the Company (Incorporated herein by reference to Exhibit 4.1 to the registrant's Registration Statement on Form 10-12(g) (File No. 000-29235))

        4.2 NASD Subordinated Loan Agreement, Form SL-1, dated June 4, 1999, between Clark N. Wilson and the Company (Incorporated herein by reference to Exhibit 4.2 to the registrant's Registration Statement on Form 10-12(g) (File No. 000-29235))

        4.3 Shareholder Agreement, dated November 23, 1999, between John Ohmstede, John Glade, Michael Hidalgo, Jon McDonald, Britt Rodgers, Bob Sternberg, Mike Wolf, Greg Woodby and the Company (Incorporated herein by reference to Exhibit
                      4.3 to the registrant's Registration Statement on Form 10-12(g) (File No. 000-29235))

        4.4 Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.1 above)

        4.5 Bylaws (Incorporated herein by reference to Exhibit 3.2 above)

       10.1 Agreement, dated June 5, 1997, with Schroder Wertheim & Co. Incorporated (Incorporated herein by reference to Exhibit 10.1 to the registrant's Registration Statement on Form 10-12(g) (File No. 000-29235))

       10.2 Westech Capital Corp. 1999 Stock Option Plan (Incorporated herein by reference to Exhibit 10.2 to the registrant's Registration Statement on Form 10-12(g) (File No. 000-29235))

       10.3 Form of Incentive Stock Option Agreement (Incorporated herein by reference to Exhibit 10.3 to the registrant's Registration Statement on Form 10-12(g) (File No. 000-29235))

       10.4 Form of Nonqualified Stock Option Agreement (Incorporated herein by reference to Exhibit 10.4 to the registrant's Registration Statement on Form 10-12(g) (File No. 000-29235))

       10.5 Lease Agreement, effective as of September 30, 1999, by and between Westech Capital Corp. and Desta Two Partnership, Ltd. (Incorporated herein by reference to Exhibit 10.5 to the registrant's Registration Statement on Form 10-12(g) (File No. 000-29235))

       10.6 Employment and Confidentiality Agreement, dated as of August 30, 1999, between Tejas Securities Group, Inc. and Charles Mayer (Incorporated herein by reference to Exhibit
                      10.6 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999)

       10.7 Employment and Confidentiality Agreement, dated as of November 16, 1999, between Tejas Securities Group, Inc. and Michael L. McAllister (Incorporated herein by reference to Exhibit 10.7 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
                      1999)

       10.8 Employment and Confidentiality Agreement, dated as of March 3, 1999, between Tejas Securities Group, Inc. and Robert Gillette (Incorporated herein by reference to Exhibit 10.8 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999)

       10.9 Employment and Confidentiality Agreement, dated as of October 29, 1998, between Tejas Securities Group, Inc. and Reed Durant (Incorporated herein by reference to Exhibit
                      10.9 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999)

       10.10 Employment and Confidentiality Agreement, dated as of January 10, 2000, between Tejas Securities Group, Inc. and Kurt Rechner (Incorporated herein by reference to Exhibit
                      10.10 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999)

       10.11 Employment and Confidentiality Agreement, dated as of November 1, 1998, between Tejas Securities Group, Inc. and John F. Garber (Incorporated herein by reference to Exhibit 10.11 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999)

       10.12 Letter of Agreement, dated November 1, 1999, between Tejas Securities Group, Inc. and Barry Williamson regarding consulting services (Incorporated herein by reference to Exhibit 10.12 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999)

       27.1*          Financial Data Schedule

       99.1           Articles of Incorporation of Tejas Securities Group, Inc.
                      (Incorporated herein by reference to Exhibit 99.1 to the registrant's Registration Statement on Form 10-12(g) (File No. 000-29235))

       99.2 Bylaws of Tejas Securities Group, Inc. (Incorporated herein by reference to Exhibit 99.2 to the registrant's Registration Statement on Form 10-12(g) (File No. 000-29235))

       99.3 Articles of Incorporation of Tejas Securities Group Holding Company (Incorporated herein by reference to Exhibit 99.3 to the registrant's Registration Statement on Form 10-12(g) (File No. 000-29235))

       99.4 Bylaws of Tejas Securities Group Holding Company (Incorporated herein by reference to Exhibit 99.4 to the registrant's Registration Statement on Form 10-12(g) (File No. 000-29235))


       *       Filed herewith.