Form 10-Q/A
period 1999-09-30
WESTECH CAPITAL CORP
filed 2000-07-17
CIK 869688

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                 WESTECH CAPITAL CORP. AND SUBSIDIARIES

       Consolidated Statements of Financial Condition (Unaudited)




                                                                     SEPTEMBER 30,      DECEMBER 31,
                                          ASSETS                          1999              1998
                                                                     -------------      ------------

Cash and cash equivalents                                             $  3,784,689           201,312
Receivable from clearing brokers, partially restricted                   7,721,748         1,505,648
Receivables from employees and stockholders                                380,336           126,499
Securities owned, at market value                                       12,435,365         1,539,424
Furniture and equipment, net                                               340,471           208,883
Deferred tax assets                                                           --             178,500
Other assets                                                               367,239           181,961
                                                                      ------------      ------------

                   Total assets                                       $ 25,029,848         3,942,227
                                                                      ============      ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable, accrued expenses and other liabilities              $  3,121,350           577,736
Securities sold, not yet purchased                                         339,118              --
Payable to clearing organization                                        13,292,305         1,459,678
Deferred tax liability                                                   1,387,450              --
Subordinated debt                                                        1,000,000           500,000
                                                                      ------------      ------------
                   Total liabilities                                    19,140,223         2,537,414
                                                                      ------------      ------------


Minority interests in consolidated subsidiaries                          1,025,102              --


Stockholders' equity:
    Common stock, $.001 par value
       50,000,000 shares authorized; 12,537,218 issued at
       September 30, 1999 and 11,615,994 shares
       issued at December 31, 1998                                          12,537            11,615
    Capital in excess of par value                                       1,574,858         1,461,456
    Subscriptions receivable                                                  --             (96,263)
    Retained earnings                                                    3,277,128            28,005
                                                                      ------------      ------------
          Total stockholders' equity                                     4,864,523         1,404,813
                                                                      ------------      ------------




                   Total liabilities and stockholders' equity         $ 25,029,848         3,942,227
                                                                      ============      ============


See accompanying notes to consolidated financial statements.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                Consolidated Statements of Operations (Unaudited)



                                                                 FOR THE THREE MONTHS ENDED           FOR THE NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                        SEPTEMBER 30,
                                                                   1999              1998               1999              1998
                                                               ------------      ------------       ------------      ------------

Revenue:
    Commissions                                                $  4,862,593         2,076,245         20,327,944         5,358,043
    Underwriting and investment banking income                       55,000           656,141            220,766         2,309,601
    Net dealer inventory and investment income                    1,112,461          (133,916)         4,629,052          (452,356)
    Other income                                                    132,806            26,358            219,871            38,304
                                                               ------------      ------------       ------------      ------------
        Total revenue                                             6,162,860         2,624,828         25,397,633         7,253,592
                                                               ------------      ------------       ------------      ------------

Expenses:
    Commissions, employee compensation and benefits               3,064,339         1,741,811         15,492,833         4,850,291
    Clearing and floor brokerage                                    108,978           115,404            341,381           304,734
    Underwriting expenses                                              --             254,600               --             423,125
    Communications and occupancy                                    329,726           249,293            881,410           542,316
    Professional fees                                               666,430           123,527            855,775           402,177
    Interest                                                        157,673            19,966            397,656            43,730
    Other                                                           527,350           399,662          1,381,040           958,002
                                                               ------------      ------------       ------------      ------------
        Total expenses                                            4,854,496         2,904,263         19,350,095         7,524,375
                                                               ------------      ------------       ------------      ------------

Income (loss) before income tax expense (benefit)
    and minority interest                                         1,308,364          (279,435)         6,047,538          (270,783)


Income tax expense (benefit)                                        556,900           (80,799)         2,422,324           (54,961)

Minority interest in net income (loss)                              376,091              --              376,091              --
                                                               ------------      ------------       ------------      ------------

        Net income (loss)                                      $    375,373          (198,636)         3,249,123          (215,822)
                                                               ============      ============       ============      ============


    Earnings (loss) per share:

    Basic                                                      $       0.03             (0.02)              0.26             (0.02)
                                                               ============      ============       ============      ============
    Diluted                                                    $       0.03             (0.02)              0.24             (0.02)
                                                               ============      ============       ============      ============

    Weighted average shares outstanding:

    Basic                                                        12,537,218        11,615,994         12,537,218        10,347,161
                                                               ============      ============       ============      ============
    Diluted                                                      12,816,081        11,615,994         15,038,787        10,347,161
                                                               ============      ============       ============      ============


See accompanying notes to consolidated financial statements.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Unaudited)



                                                                     FOR THE NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                      1999               1998
                                                                  ------------       ------------

Cash flows from operating activities:
     Net income (loss)                                            $  3,249,123           (215,822)
     Adjustments to reconcile net income (loss) to net cash
        provided (used) by operating activities:
        Deferred tax expense (benefit)                               1,565,950            (78,664)
        Depreciation expense                                            50,763             25,319
        Minority interest in consolidated net income (loss)            376,091               --
        Increase in receivable from clearing brokers                (6,216,100)        (2,095,953)
        Increase in receivables from employees and stockholders       (253,837)           (78,009)
        Increase in securities owned                               (10,556,823)           (35,467)
        Increase in other assets                                      (185,278)           (99,950)
        Increase in accounts payable, accrued
           expenses and other liabilities                            2,543,614            774,061
        Increase in payable to clearing organization                11,832,627            919,327
                                                                  ------------       ------------
           Net cash provided (used) by operating activities          2,406,130           (885,158)
                                                                  ------------       ------------

Cash flows from investing activities:
     Purchase of furniture and equipment                              (182,351)          (146,002)
                                                                  ------------       ------------
           Net cash used by investing activities                      (182,351)          (146,002)
                                                                  ------------       ------------

Cash flows from financing activities:
     Proceeds from issuance of notes payable
        and subordinated debt                                          500,000            500,000
     Subscriptions collected                                            96,263               --
     Capital contributions                                             763,335            576,500
                                                                  ------------       ------------
           Net cash provided by financing activities                 1,359,598          1,076,500
                                                                  ------------       ------------

           Net increase in cash and cash equivalents                 3,583,377             45,340

Cash and cash equivalents at beginning of period                       201,312            170,474
                                                                  ------------       ------------

Cash and cash equivalents at end of period                        $  3,784,689            215,814
                                                                  ============       ============

Supplemental disclosures:
     Interest paid                                                $    397,656             43,730
     Taxes paid                                                   $    856,369             23,737





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

The interim financial information should be read in conjunction with the Company's Form 8-K filed September 8, 1999 (as amended on October 22, 1999, November 8, 1999 and July 17, 2000) and Form 10 filed October 29, 1999 (as amended on July 17, 2000), relating to the Company's reverse merger. The results of operations for the nine months ended September 30, 1999 are not necessary indicative of the results of the year ending December 31, 1999.

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

                                                    Three Months Ended                   Nine Months Ended
                                                       September 30,                        September 30,
                                                  1999              1998               1999              1998
BASIC EARNINGS (LOSS) PER SHARES
Net income (loss)                             $    375,373      $   (198,636)      $  3,249,123      $   (215,822)
Weighted average shares outstanding             12,537,218        11,615,994         12,537,218        10,347,161

Basic earnings (loss) per share               $       0.03      $      (0.02)      $       0.26      $      (0.02)

DILUTED EARNINGS (LOSS) PER SHARE:
Net income (loss)                             $    375,373      $   (198,636)      $  3,249,123      $   (215,822)
   Income impact of assumed conversion of
      subsidiary stock and recognition of
      minority interest income                          --                --            376,091                --
   Income available to common stockholders
      after assumed conversions                    375,373          (198,636)         3,625,214          (215,822)

Weighted average shares outstanding             12,537,218        11,615,994         12,537,218        10,347,161
Effect of dilutive securities:
   Warrants                                             --                --                 --                --
   Options                                         278,863                --             92,954                --
   Assumed conversion of subsidiary stock               --                --          2,263,316                --
   Application of treasury stock method to
      subscriptions receivable                          --                --            145,299                --
Weighted average shares outstanding             12,816,081        11,615,994         15,038,787        10,347,161

Diluted earnings (loss) per share             $       0.03      $      (0.02)      $       0.24      $      (0.02)

Options to purchase 248,250 shares of the Company's common stock at September 30, 1998 were not included in the computation of diluted loss per share because the options' exercise price was greater than the estimated market value per share during the period. The Company has included the dilutive effect of 744,750 shares of the Company's common stock at September 30, 1999 in the computation of diluted earnings per share. Warrants to purchase 558,562 and 279,281 shares of the Company's common stock at September 30, 1999 and 1998 respectively, were not included in the computation of diluted earnings (loss) per share because the warrants' exercise price was greater than the estimated market value per share of common stock for the periods.

The Company has included the dilutive effects of shares of Tejas Securities' common stock that are convertible into the Company's common stock for the nine months ended September 30, 1999. Tejas Securities has 952,649 shares of its common stock issued and outstanding at September 30, 1999 that are convertible into common stock of the Company at a ratio of 2.4825 to one (2,364,951 shares). Of the 2,364,951 shares of Tejas Securities common stock that are convertible into common stock of the Company, 2,263,316 shares are included as dilutive securities. In addition, the Company has included the dilutive effect of Tejas Securities' subscriptions receivable based on the treasury stock method for the nine months ended September 30, 1999. The Company recognizes the incremental effect on its shares outstanding assuming the subscriptions receivable are fully paid for and exchanged for the Company's common stock versus the Company repurchasing those shares using a weighted average market price for the period.

For the three months ended September 30, 1999 amounts do not include the minority shares of Tejas Securities' common stock as if they had been converted into the Company's common stock, as they would be antidilutive. The minority stockholders of Tejas Securities have 911,708 shares of common stock at September 30, 1999 that will be convertible into common stock of the Company at a ratio of 2.4825 to one (2,263,316 shares). In addition, for the three months ended September 30, 1999 amounts do not include the dilutive effects of Tejas Securities' subscriptions receivable based on the treasury stock method. Tejas Securities' subscriptions receivable were not included in the computation of diluted earnings (loss) per share because the subscriptions receivable have an antidilutive effect.

(4) Industry Segment Data

The Company has three reportable segments: brokerage services, investment banking and market making. The primary operating segment, brokerage services, includes both sales and trading activities of the broker-dealer and encompasses both retail and institutional customer accounts. The other operating segments are strategic units that provide additional services to customers. These segments require the commitment of significant human capital and financial resources, as well as industry specific skills. The investment banking segment participates in underwriting of corporate securities as managing underwriter and as a syndicate member. The market making segment is utilized to facilitate the execution of NASDAQ security transactions for the Company's customers. In August 1999, the NASD approved the Company to make markets in NASDAQ securities. The Company commenced with market making activities subsequent to September 30, 1999. The Company does not rely on any major customers as a source of revenue.

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

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                  (UNAUDITED)


The following table presents segment revenues, profits and assets for the nine months ended September 30, 1999.

                                                    INVESTMENT            MARKET
                                BROKERAGE             BANKING             MAKING        TOTAL
Revenues from external
customers                      $23,867,411          $ 220,766             $  --     $24,088,177
Interest revenue                 1,309,456                 --                --       1,309,456
Interest expense                   397,656                 --                --         397,656
Depreciation and
amortization                        50,763                 --                --          50,763
Segment profit                   5,826,772            220,766                --       6,047,538

Segment assets                  25,029,848                 --                --      25,029,848
Expenditures for segment
assets                             182,351                 --                --         182,351

The following table presents segment revenues, profits and assets for the nine months ended September 30, 1998.

                                                    INVESTMENT            MARKET
                                BROKERAGE             BANKING             MAKING        TOTAL
Revenues from external
customers                      $ 4,672,833          $2,309,601            $  --     $6,982,434
Interest revenue                   271,158                  --               --        271,158
Interest expense                    43,730                  --               --         43,730
Depreciation and
amortization                        25,319                  --               --         25,319
Segment profit (loss)           (1,557,227)          1,286,444               --       (270,783)

Segment assets                   5,399,794               1,336               --      5,401,130
Expenditures for segment
assets                             144,620               1,382               --        146,002

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

         On October 22, 1999, November 8, 1999 and July 17, 2000, the Company filed amendments to the Form 8-K filed on September 8, 1999.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, The Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Westech Capital Corp.


                                        /s/  JAY VAN ERT
Date:    July 17, 2000             ----------------------------------
                                             Jay Van Ert
                                             President


                                        /s/  KURT RECHNER
Date:    July 17, 2000             ----------------------------------
                                             Kurt Rechner
                                             Chief Financial Officer


                                        /s/  JOHN GARBER
Date:    July 17, 2000             ----------------------------------
                                             John Garber
                                             Director of Finance

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

  27                     Financial Data Schedule