Form 10-K/A
period 1999-12-31
WESTECH CAPITAL CORP
filed 2000-07-17
CIK 869688

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

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


-----------------------------------------------------------------------------------------------------------
                                                    AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                         1999          1998           1997           1996           1995
STATEMENT OF OPERATIONS DATA:
Commissions                          $25,291,212     7,932,780      4,810,520      3,648,255      3,674,261
Investment banking                       925,616     2,584,770        752,554              0              0
Trading income (loss)                  3,475,539      (272,811)       833,227        567,537         44,486
Other                                    740,342        23,530          9,248         41,720         62,500
Total revenue                         30,432,709    10,268,269      6,405,549      4,257,512      3,781,247

Employee compensation                 19,992,928     7,397,860      4,459,420      3,448,700      2,808,053
Other expenses                         4,802,555     3,431,631      1,453,086      1,015,567        398,010
Total expenses                        24,795,483    10,829,491      5,912,506      4,464,267      3,206,063

Income  (loss) before income taxes     5,637,226      (561,222)       493,043       (206,755)       575,184
and minority interest
Income tax expense (benefit)           2,201,598      (163,900)        19,008              0         25,057
Minority interest                        297,285             0              0              0              0

Net income (loss)                    $ 3,138,343      (397,322)       474,035       (206,755)       550,127

Earnings (loss) per share:
     Basic                           $      0.25   $    (0.04)    $      0.03
     Diluted                         $      0.22   $    (0.04)    $      0.03

Weighted average shares outstanding:
     Basic                            12,501,191    10,664,369      9,432,783
     Diluted                          15,291,965    10,664,369      9,432,783

STATEMENT OF FINANCIAL CONDITION
DATA:
Cash and cash equivalents            $ 2,732,175       201,312        170,474        275,165        133,569
Receivable from clearing broker        4,640,052     1,505,648        825,707        451,357        335,181
Securities owned                       6,207,748     1,539,424        634,419        952,092              0
Other assets                           2,534,127       695,843        343,978        267,229        283,828
Total assets                         $16,114,102     3,942,227      1,974,578      1,945,843        752,578

Liabilities                          $ 2,905,020       577,736        141,330         38,480         44,863
Securities sold, not yet purchased       187,940             0              0              0              0
Payable to clearing organization       6,196,059     1,459,678        608,848      1,007,514              0
Subordinated debt                      1,000,000       500,000              0              0              0
Total liabilities                     10,289,019     2,537,414        750,178      1,045,994         44,863

Minority interest                        976,725             0              0              0              0

Common stock                              12,537        11,615          9,580          9,926          5,140
Additional paid in capital             1,669,473     1,461,456        937,298        855,085        544,620
Subscription receivable                        0       (96,263)      (100,000)             0              0
Treasury stock                                 0             0        (47,805)             0       (133,240)
Retained earnings                      3,166,348        28,005        425,327         34,838        291,195
Total stockholders' equity             4,848,358     1,404,813      1,224,400        899,849        707,715

Total liabilities and
stockholders' equity                 $16,114,102     3,942,227      1,974,578      1,945,843        752,578

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

In June 1999, Tejas Securities completed the second issuance of subordinated debt in exchange for $500,000 from Clark Wilson. The proceeds from the loan agreement were used to finance the expansion activities of Tejas Securities, as well as contribute to operating activities. The loan accrues interest at 11.5% per annum and is also considered equity capital for NASD purposes. As a condition of the loan agreement, Tejas Securities issued additional warrants to the lender to purchase 112,500 shares of common stock of Tejas Securities (279,281 shares of the Company's common stock giving effect to the Merger) exercisable at a price of $2.65 per share ($1.07 per share giving effect to the Merger) of common stock. The warrants associated with the September 1998 and June 1999 subordinated debt were cancelled in 1999 in an agreement with Clark Wilson. On January 1, 2000, the Company issued options to purchase 558,562 shares of the Company's common stock to Clark Wilson. The purchase price of the shares is $1.07 per share and expires four years from the date of the grant. The options were intended to constitute non-qualified stock options.

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

Results Of Operations

The following table presents additional information regarding the results of operations as presented in Item 6.

                                                        Year Ended December 31,
                                           1999                      1998               1997
                                           ----                      ----               ----
                                    (000's)    % Change      (000's)     % Change      (000's)
                                   ---------   ---------    ---------    ---------    ---------
Revenues:
Commissions                        $  25,291         219        7,933           65        4,810
Underwriting and
investment                               926         (64)       2,585          243          753
  banking
Net dealer inventory and
  investment income                    3,476          --         (273)        (133)         833
Other income                             740       2,983           24          166            9
                                   ---------   ---------    ---------    ---------    ---------
                                   $  30,433         196       10,269           60        6,406

Expenses:
Commissions, employee
  compensation and benefits        $  19,993         170        7,398           66        4,459
Clearing and floor                       615          40          439          199          147
brokerage
Underwriting                              --        (100)         590           23          479
Communications and
  occupancy                            1,242          52          817           85          441
Professional                             971         121          440           41          312
Other                                  1,974          72        1,145        1,445           74
                                   ---------   ---------    ---------    ---------    ---------
                                   $  24,795         129       10,829           83        5,912


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

                                                                                      Potential Realizable Value
                                            Individual Grants                              At Assumed Annual
                                                                                        Rates of Stock Price
                                                                                      Appreciation for Option
                                                                                                 Term(3)
                        ---------------------------------------------------    ------------------------------------------
                         Number of
                         Securities     % of Total Options
                         Underlying          Granted
                         Options         To Employees for    Exercise Price       Expiration
         Name            Granted           Fiscal Year(2)       ($/share)            Date             5%           10%
  -------------------   ------------    ------------------   --------------    -----------------   ---------    ---------
  John J. Gorman           250,000             12.69%            $2.00          October 15, 2004   $ 138,141    $ 305,255
                           150,000              7.62%            $2.20          October 15, 2004   $  91,173    $ 201,468
  Jay W. Van Ert           325,000             16.50%            $2.00          October 15, 2004   $ 179,583    $ 396,832
  Joseph F. Moran          100,000              5.08%            $2.20          October 15, 2004   $  60,782    $ 134,312
  Gregory D. Woodby             --                --                --                        --          --           --
  Robert E. Gillette            --                --                --                        --          --           --



------------------------------------

(1) One-third of the options become exercisable on each of October 15, 1999, 2000 and 2001.

(2) In 1999, we granted employees options to purchase an aggregate of 1,969,750 shares of common stock.

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

SHARES NOT SUBJECT TO THE PLAN

During 1999, Tejas Securities granted options to purchase 300,000 shares of Tejas Securities' common stock (744,750 shares of the Company's common stock giving effect to the Merger) at a price of $1.00 per share ($0.40 per share giving effect to the Merger). The Tejas Securities options were cancelled upon termination of Tejas Securities' option plan in 1999. Options to purchase 744,750 shares of the Company's common stock were subsequently issued on January 1, 2000 at a price of $0.40 per share. The Company's commitment to reissue the options did not expire as of December 31, 1999.

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

(7) Includes 558,562 shares of common stock issuable pursuant to an option granted outside the 1999 Plan, which is immediately exercisable as of February 29, 2000.

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

SALE OF STOCK TO EMPLOYEES

In April 1999, the Company issued 2,499,315 shares of its common stock (1,006,975 shares of Tejas Securities common stock before the exchange ratio) with a value of $704,833 to employees and management of the Company. Of the shares issued, 893,700 shares (360,000 shares of Tejas Securities) were issued to directors or executive officers of the Company. An additional 50,000 shares of Tejas Securities common stock were issued to executive officers of the Company, however these have not yet been converted to Company shares of common stock. The transaction was recorded as a stock subscription receivable, and was collected in full by August 1999. The following reflects the April 1999 issuance of common stock to directors or executive officers of the Company:

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

(B)               Reports on Form 8-K
                  On October 22, 1999, November 8, 1999 and July 17, 2000, the Company filed amendments to the Form 8-K filed on September 8, 1999.

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

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                      Consolidated Statements of Operations

              For the Years Ended December 31, 1999, 1998 and 1997



                                                                     1999            1998            1997
                                                                  ------------   ------------    ------------
Revenue:
    Commissions                                                   $ 25,291,212      7,932,780       4,810,520
    Underwriting and investment banking income                         925,616      2,584,770         752,554
    Net dealer inventory and investment income, net of
      trading interest expense of $516,975, $39,072 and
      $91,360, respectively                                          3,475,539       (272,811)        833,227
    Other income                                                       740,342         23,530           9,248
                                                                  ------------   ------------    ------------
         Total revenue                                              30,432,709     10,268,269       6,405,549
                                                                  ------------   ------------    ------------

Expenses:
    Commissions, employee compensation and benefits                 19,992,928      7,397,860       4,459,420
    Clearing and floor brokerage                                       615,273        438,944         146,834
    Underwriting expenses                                                   --        590,202         479,025
    Communications and occupancy                                     1,242,370        817,382         440,930
    Professional fees                                                  971,250        439,835         312,175
    Interest                                                            97,029         26,355           5,859
    Other                                                            1,876,633      1,118,913          68,263
                                                                  ------------   ------------    ------------
         Total expenses                                             24,795,483     10,829,491       5,912,506
                                                                  ------------   ------------    ------------

         Income (loss) before income tax expense (benefit)
           and minority interest                                     5,637,226       (561,222)        493,043

Income tax expense (benefit)                                         2,201,598       (163,900)         19,008
                                                                  ------------   ------------    ------------

         Income (loss) before minority interest                      3,435,628       (397,322)        474,035

Minority interest                                                      297,285             --              --
                                                                  ------------   ------------    ------------

         Net income (loss)                                        $  3,138,343       (397,322)        474,035
                                                                  ============   ============    ============

Earnings (loss) per share:
    Basic                                                         $       0.25          (0.04)           0.03
                                                                  ============   ============    ============

    Diluted                                                       $       0.22          (0.04)           0.03
                                                                  ============   ============    ============

Weighted average shares outstanding:
    Basic                                                           12,501,191     10,664,369       9,432,783
                                                                  ============   ============    ============

    Diluted                                                         15,291,965     10,664,369       9,432,783
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

(7)    SUBORDINATED DEBT

       The Company had $1,000,000 and $500,000 in debt subordinated to claims of general creditors as of December 31, 1999 and 1998, respectively. The subordinated debt is due November 1, 2001 and bears interest at 11.5% and is owed to a director of the Company. Interest is paid monthly. As of December 31, 1999 and 1998, the Company paid $90,582 and $26,355, respectively, in interest. As a condition of the loan agreements, Tejas Securities issued to the lender warrants to purchase 112,500 shares of common stock of Tejas Securities (279,281 shares of the Company's common stock giving effect to the Merger) in 1998 and additional 112,500 shares (279,281 shares of the Company's common stock giving effect to the Merger) in 1999. The warrants were exercisable at a price of $2.65 per share of common stock ($1.07 giving effect to the merger) and expired on November 12, 2003. As of December 31, 1999, the warrants were cancelled by Tejas Securities' board of directors prior to December 31, 1999 and subsequently replaced with the Company's options with an effective date of January 1, 2000. The options were granted outside of the Company's stock option plan adopted in 1999 as the warrants were originally granted in conjunction with the subordinated debt. This transaction is being accounted for as a non-substantive exchange and the options are reflected as outstanding for computing diluted earnings per share for the year ended December 31, 1999.

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

(9)    INCOME TAXES

       The Company files a consolidated tax return. Income tax expense (benefit) consists of the following:

                                      Year Ended December 31,
                                       1999             1998
                                       ----             ----
       Federal
         Current                    $  1,941,198              0
         Deferred                        124,414      (178,500)
       State                             135,986         14,600
                                    ------------      ---------
                                    $  2,201,598      (163,900)
                                    ------------      ---------

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997


       A reconciliation of expected income tax expense (benefit) (computed by applying the statutory income tax rate of 34% to income (loss) before income tax expense (benefit) and minority interest) to total tax expense (benefit) in the accompanying consolidated statements of operations follows:

                                                   Year Ended December 31,
                                                   1999                 1998
                                                   ----                 ----
       Expected federal income
         expense (benefit)                      $  1,916,657          (190,815)
       Meals and entertainment                        84,634            34,325
       State income tax                              135,986            14,600
       Other, net                                     64,321           (22,010)
                                                ------------       -----------
                                                $  2,201,598          (163,900)
                                                ------------       -----------

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1999 and 1998 are as follows:


                                                     1999                      1998
                                                     ----                      ----
       Deferred tax assets:

         Net operating loss carryforwards         $         0                   145,700
         Accrued expenses                              15,364                         0
         Other                                         44,879                    32,800
                                                  -----------                ----------
         Gross deferred tax assets                     60,243                   178,500
         Valuation allowance                                0                         0
                                                  -----------                ----------
       Net deferred tax asset                          60,243                   178,500
                                                  -----------                ----------
       Deferred tax liabilities:
         Property and equipment                          (291)                        0
         Other                                         (5,866)                        0
       Total gross deferred tax liability              (6,157)                        0
                                                  -----------                ----------
       Net deferred tax asset                     $    54,086                   178,500
                                                  -----------                ----------

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

       During 1997, three employees were granted options, vesting in 1997, to purchase up to 5 percent, 2.5 percent and 1 percent, respectively, of the total shares issued and outstanding of Tejas Securities on the grant date. Two of the options were fully exercised during 1997, resulting in the purchase of 140,000 shares of Tejas Securities common stock (347,550 shares of the Company's common stock giving effect to the Merger). For the remaining option, one-half of the 5 percent option (or 2.5 percent) was exercised resulting in the purchase of 100,000 shares of Tejas Securities common stock (248,250 shares of the Company's common stock giving effect to the Merger). The remaining options totaled 100,000 shares of Tejas Securities common stock (248,250 shares of the Company's common stock giving effect to the Merger) and were forfeited in January 1999. An additional option to purchase 119,946 shares of Tejas Securities common stock (297,766 shares of the Company's common stock giving effect to the Merger) was issued to an employee and forfeited during 1997. No compensation cost was recognized for the options granted. During 1998, no options were exercised, and no new options were granted.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997


       During 1999, options totaling 300,000 shares of Tejas Securities common stock (744,750 shares of the Company's common stock giving effect to the Merger) were granted to employees. The purchase price was an agreed upon purchase price of $1 per share ($0.40 giving effect to the Merger). The options were not exercised in 1999 and were cancelled by Tejas Securities' board of directors prior to December 31, 1999 and subsequently replaced with the Company's options with substantially the same terms and an effective date of January 1, 2000. The options were granted outside of the Company's stock option plan adopted in 1999 as they were originally granted under Tejas Securities' option plan. This transaction is being accounted for as a non-substantive exchange and the options were reflected as outstanding for computing diluted earnings per share for the year ended December 31, 1999.

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

                                                Year Ended December 31,
                                            1999          1998          1997
                                         -----------   ----------    ----------
Net income (loss) as reported            $ 3,138,343     (397,322)      316,035
  (Pro forma for 1997 for
    income tax effect) for basic

Net income (loss) as reported
  (Pro forma for 1997 for
    income tax effect) for diluted         3,435,628     (397,322)      316,035

Pro forma net income (loss) for basic      3,053,589     (397,322)      308,035

Pro forma net income (loss) for diluted    3,350,874     (397,322)      308,035

Earnings (loss) per share as reported:
    Basic                                $      0.25        (0.04)         0.03
    Diluted                              $      0.22        (0.04)         0.03

Pro forma earnings (loss) per share:
    Basic                                $      0.24        (0.04)         0.03
    Diluted                              $      0.22        (0.04)         0.03

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

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997


       A summary of the Company's stock option activity and warrant activity, and related information for the years ended December 31, follows. As of December 31, 1999, Tejas Securities' board of directors cancelled options to purchase 300,000 shares of Tejas Securities' common stock (744,750 shares of the Company's common stock giving effect to the merger) and warrants to purchase 225,00 shares of Tejas Securities' common stock (558,562 shares of the Company's common stock giving effect to the merger). Options to purchase 1,303,312 shares of the Company's common stock were subsequently reissued by the Company on January 1, 2000 as described in Note 18. Stock option and warrant activity associated with the subordinated debt prior to August 27, 1999 has been adjusted giving effect to the Merger.

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

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997


                                                            1999           1998            1997
                                                        ------------   ------------    ------------
BASIC EARNINGS (LOSS) PER SHARE:
Net income (loss)                                       $  3,138,343       (397,322)        316,035
Weighted average shares outstanding                       12,501,191     10,664,369       9,432,783

Basic earnings (loss) per share                         $       0.25          (0.04)           0.03

DILUTED EARNINGS (LOSS) PER SHARE:
Net income (loss)                                       $  3,138,343       (397,322)        316,035
  Income impact of assumed conversion of
   subsidiary  stock and recognition of minority
   interest income                                           297,285              0               0
  Income available to common stockholders after
   assumed conversions                                     3,435,628       (397,322)        316,035

Weighted average shares outstanding                       12,501,191     10,664,369       9,432,783
Effect of dilutive securities:
  Warrants                                                         0              0               0
  Options                                                    212,840              0               0
  Assumed conversion of subsidiary stock                   2,352,036              0               0
  Application of treasury stock method to
    subscriptions receivable                                 225,898              0               0
Weighted average shares outstanding                       15,291,965     10,664,369       9,432,783

Diluted earnings (loss) per share                       $       0.22          (0.04)           0.03

       Options to purchase 1,425,000, 248,250 and 248,250 shares of the Company's common stock at December 31, 1999, 1998 and 1997 were not included in the computation of diluted earnings (loss) per share because the options' exercise price was greater than the market value per share during the respective period. Warrants to purchase 279,281 shares of the Company's common stock as of December 31, 1998 were not included in the computation of diluted earnings (loss) per share because the warrants' exercise price was greater than the market value per share of common stock for the period.

       The Company has included the dilutive effect of 1,303,312 options issued by the Company on January 1, 2000 as a non-substantive exchange of Tejas Securities' options and warrants, which were cancelled by the board of directors as of December 31, 1999. Of the 1,303,312 options issued by the Company, 212,840 options are included as dilutive securities on a weighted average basis. Tejas Securities' board of directors cancelled 744,750 options and 558,562 warrants. For purposes of computing diluted earnings per share, this transaction is being accounted for as a non-substantive exchange at December 31, 1999.

       The Company has included the dilutive effect of shares of Tejas Securities' common stock that are convertible into the Company's common stock. Tejas Securities has 965,333 shares of its common stock issued and outstanding at December 31, 1999 that are convertible into common stock of the Company at the ratio of 2.4825 to one (2,396,439 shares). Of the 2,396,439 shares of Tejas Securities common stock that are convertible into common stock of the Company, 2,352,036 shares are included as dilutive securities on a weighted average basis. In addition, the Company has included the dilutive effect of Tejas Securities' subscriptions receivable based on the treasury stock method. The Company recognizes the incremental effect on its shares outstanding assuming the subscriptions receivable are fully paid for and exchanged for the Company's common stock versus the Company repurchasing those shares using a weighted average market price for the year.

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

(15)   CONTINGENCIES

       In June 1999, Starlight Entertainment, Inc. (Starlight), submitted a claim in an arbitration proceeding for damages in the amount of $6,800,000 for the failed underwriting of a public offering of Starlight's common stock. The amount of Starlight's claim is based upon the gross receipts that were expected from the proposed public offering less the underwriting commission plus attorney's fees. The Company's counsel has reviewed the complaint and is preparing an answer with respect to the arbitration. Management does not believe this matter will have a significant adverse effect on the consolidated financial condition or results of operations of the Company.

       The Company is involved in various claims and legal actions that have arisen in the ordinary course of business. It is management's opinion that liabilities, if any, arising from these actions would not have a significant adverse effect on the consolidated financial condition or results of operations of the Company.

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

(18)   SUBSEQUENT EVENT

       On January 1, 2000, the Company issued options to purchase 558,562 shares of the Company's common stock to the holder of the subordinated debt, who is also a director of the Company. The purchase price of the shares is $1.07 per share and expires four years from the date of the grant. In addition, the Company issued options to purchase 744,750 shares of the Company's common stock to a director and employees of the Company at $0.40 per share. Of the options granted, 620,625 options vest immediately and expire five years from the date of the grant. The remaining 124,125 options vest immediately and expire June 1, 2000. All of the options were intended to constitute non-qualified stock options, and are not included under the 1999 Plan. These transactions are being accounted for as a non-substantive exchange of the Tejas Securities' warrants and options outstanding at the Merger date as disclosed in Notes 7, 10 and 11.

                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              WESTECH CAPITAL CORP.


                                              By: /s/ JAY W. VAN ERT
                                                 -------------------------------
                                                 Jay W. Van Ert, President

Date: July 17, 2000


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated:

             SIGNATURE                                   TITLE                         DATE
             ---------                                   -----                         ----
/s/ JOHN J. GORMAN                                   Chief Executive Officer,      July 17, 2000
--------------------------------------------         Chairman of the Board
John J. Gorman

/s/ JAY W. VAN ERT                                   President and Director        July 17, 2000
--------------------------------------------
Jay W. Van Ert

/s/ KURT J. RECHNER                                  Chief Financial Officer       July 17, 2000
--------------------------------------------
Kurt J. Rechner

/s/ JOHN F. GARBER                                   Director of Finance           July 17, 2000
--------------------------------------------
John F. Garber

/s/ JOSEPH F. MORAN                                  Managing Director, Vice       July 17, 2000
--------------------------------------------         Chairman and Director
Joseph F. Moran

/s/ CHARLES H. MAYER                                 Chief Operating Officer       July 17, 2000
--------------------------------------------         and Director
Charles H. Mayer

                                                     Director
--------------------------------------------
Barry H. Williamson


                                                     Director
--------------------------------------------
Clark N. Wilson

                                    EXHIBIT INDEX

      EXHIBIT
      NUMBER           DESCRIPTION OF EXHIBITS
    -----------      ------------------------------------
        2.1          Agreement and Plan of Merger (Incorporated herein by
                     reference to Exhibit 1.1 to the registrant's Current Report on Form 8-K/A filed on October 22, 1999)
        3.1          Certificate of Incorporation (Incorporated herein by
                     reference to Exhibit 3.1 to the registrant's Registration
                     Statement on Form 10-12(g) (File No. 000-29235)
        3.2          Bylaws (Incorporated herein by reference to Exhibit 3.2 to the registrant's Registration Statement on Form 10-12(g)
                     (File No. 000-29235)
        4.1          NASD Subordinated Loan Agreement, Form SL-1, dated October
                     13, 1998, between Clark N. Wilson and the Company
                     (Incorporated herein by reference to Exhibit 4.1 to the
                     registrant's Registration Statement on Form 10-12(g) (File
                     No. 000-29235)
        4.2          NASD Subordinated Loan Agreement, Form SL-1, dated June 4,
                     1999, between Clark N. Wilson and the Company (Incorporated herein by reference to Exhibit 4.2 to the registrant's
                     Registration Statement on Form 10-12(g) (File No.
                     000-29235)
        4.3          Shareholder Agreement, dated November 23, 1999, between
                     John Ohmstede, John Glade, Michael Hidalgo, Jon McDonald,
                     Britt Rodgers, Bob Sternberg, Mike Wolf, Greg Woodby and
                     the Company (Incorporated herein by reference to Exhibit
                     4.3 to the registrant's Registration Statement on Form
                     10-12(g) (File No. 000-29235)
        4.4          Certificate of Incorporation (Incorporated herein by
                     reference to Exhibit 3.1 above)
        4.5          Bylaws (Incorporated herein by reference to Exhibit 3.2
                     above)
       10.1          Agreement, dated June 5, 1997, with Schroder Wertheim & Co.
                     Incorporated (Incorporated herein by reference to Exhibit
                     10.1 to the registrant's Registration Statement on Form
                     10-12(g) (File No. 000-29235)
       10.2          Westech Capital Corp. 1999 Stock Option Plan (Incorporated
                     herein by reference to Exhibit 10.2 to the registrant's
                     Registration Statement on Form 10-12(g) (File No.
                     000-29235)
       10.3          Form of Incentive Stock Option Agreement (Incorporated
                     herein by reference to Exhibit 10.3 to the registrant's
                     Registration Statement on Form 10-12(g) (File No.
                     000-29235)
       10.4          Form of Nonqualified Stock Option Agreement (Incorporated
                     herein by reference to Exhibit 10.4 to the registrant's
                     Registration Statement on Form 10-12(g) (File No.
                     000-29235)
       10.5          Lease Agreement, effective as of September 30, 1999, by and between Westech Capital Corp. and Desta Two Partnership,
                     Ltd. (Incorporated herein by reference to Exhibit 10.5 to
                     the registrant's Registration Statement on Form 10-12(g)
                     (File No. 000-29235)
       10.6          Employment and Confidentiality Agreement, dated as of
                     August 30, 1999, between Tejas Securities Group, Inc. and
                     Charles Mayer
       10.7          Employment and Confidentiality Agreement, dated as of
                     November 16, 1999, between Tejas Securities Group, Inc. and
                     Michael L. McAllister
       10.8          Employment and Confidentiality Agreement, dated as of March
                     3, 1999, between Tejas Securities Group, Inc. and Robert
                     Gillette
       10.9          Employment and Confidentiality Agreement, dated as of
                     October 29, 1998, between Tejas Securities Group, Inc. and
                     Reed Durant
      10.10          Employment and Confidentiality Agreement, dated as of
                     January 10, 2000, between Tejas Securities Group, Inc. and
                     Kurt Rechner
      10.11          Employment and Confidentiality Agreement, dated as of
                     November 1, 1998, between Tejas Securities Group, Inc. and
                     John F. Garber
      10.12          Letter of Agreement, dated November 1, 1999, between Tejas
                     Securities Group, Inc. and Barry Williamson regarding
                     consulting services
       21.1          Registrant's Subsidiaries
       27.1*         Financial Data Schedule
       99.1          Articles of Incorporation of Tejas Securities Group, Inc.
                     (Incorporated herein by reference to Exhibit 99.1 to the
                     registrant's Registration Statement on Form 10-12(g) (File
                     No. 000-29235)
       99.2          Bylaws of Tejas Securities Group, Inc. (Incorporated herein by reference to Exhibit 99.2 to the registrant's
                     Registration Statement on Form 10-12(g) (File No.
                     000-29235)
       99.3          Articles of Incorporation of Tejas Securities Group Holding
                     Company (Incorporated herein by reference to Exhibit 99.3
                     to the registrant's Registration Statement on Form 10-12(g)
                     (File No. 000-29235)
       99.4          Bylaws of Tejas Securities Group Holding Company
                     (Incorporated herein by reference to Exhibit 99.4 to the
                     registrant's Registration Statement on Form 10-12(g) (File
                     No. 000-29235)

* Filed herewith.