Form 10-Q/A
period 2000-03-31
WESTECH CAPITAL CORP
filed 2000-07-17
CIK 869688

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

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                Consolidated Statements of Operations (Unaudited)



                                                            FOR THE THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              2000            1999
                                                           -----------     -----------
Revenues:
    Commissions                                            $ 8,516,778       4,981,533
    Underwriting and investment banking income               1,071,165              --
    Net dealer inventory and investment income, net of
       trading interest expense of $544,272 and
       $18,585, respectively                                    70,390       1,795,021
    Other income                                                45,270           8,771
                                                           -----------     -----------
          Total revenues                                     9,703,603       6,785,325
                                                           -----------     -----------

Expenses:
    Commissions, employee compensation and benefits          6,311,019       2,646,986
    Clearing and floor brokerage                               377,329          98,967
    Communications and occupancy                               477,611         269,800
    Professional fees                                          368,405          67,110
    Interest                                                    28,671          14,178
    Other                                                      767,196         356,503
                                                           -----------     -----------
          Total expenses                                     8,330,231       3,453,544
                                                           -----------     -----------

          Income before income tax expense
             and minority interest                           1,373,372       3,331,781

Income tax expense                                             532,800       1,309,424
                                                           -----------     -----------

          Income before minority interest                      840,572       2,022,357

Minority interest                                              182,247              --
                                                           -----------     -----------

          Net income                                       $   658,325       2,022,357
                                                           ===========     ===========

Earnings per share:
    Basic                                                  $      0.05            0.18
                                                           ===========     ===========

    Diluted                                                $      0.05            0.18
                                                           ===========     ===========

Weighted average shares outstanding:
    Basic                                                   12,537,218      11,149,284
                                                           ===========     ===========

    Diluted                                                 15,731,351      11,149,284
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

The interim financial information should be read in conjunction with Westech's 1999 Form 10-K filed on March 23, 2000 (as amended on July 17, 2000). The results of operations for the three months ended March 31, 2000 are not necessary indicative of the results of the year ending December 31, 2000.

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

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 March 31, 2000
                                   (Unaudited)


Earnings per share is calculated as follows.

                                                        For the Three Months
                                                           Ended March 31,
                                                        2000            1999
                                                     -----------    ------------
BASIC EARNINGS PER SHARE:
Net income                                           $   658,325       2,022,357
Weighted average shares outstanding                   12,537,218      11,149,284

Basic earnings per share                             $      0.05            0.18

DILUTED EARNINGS PER SHARE:
Net income                                           $   658,325       2,022,357
  Income impact of assumed conversion of
    subsidiary stock and recognition of minority
    interest income                                      182,247               0
  Income available to common stockholders
     after assumed conversions                           840,572       2,022,357

Weighted average shares outstanding                   12,537,218      11,149,284
Effect of dilutive securities:
  Warrants                                                     0               0
  Options                                                555,274               0
  Assumed conversion of subsidiary stock               2,396,439               0
  Application of treasury stock method to
    subscriptions receivable                             242,420               0
Weighted average shares outstanding                   15,731,351      11,149,284

Diluted earnings per share                           $      0.05            0.18

Warrants to purchase 279,281 shares of the Company's common stock at March 31, 1999 were not included in the computation of diluted earnings per share because the warrants' exercise price was greater than the estimated market value per share of common stock for the period. The Company has included the dilutive effect of 1,303,312 shares of the Company's common stock at March 31, 2000 in the computation of diluted earnings per share. Of the 1,303,312 options issued by the Company, 555,274 options are included as dilutive securities on a weighted average basis. Options to purchase 2,765,000 shares of the Company's common stock at March 31, 2000 were not included in the computation of diluted earnings per share because the options' exercise price was greater than the estimated market value per share of common stock for the period.

The Company has included the dilutive effects of shares of Tejas Securities' common stock that are convertible into the Company's common stock. Tejas Securities has 965,333 shares of its common stock issued and outstanding at March 31, 2000 that are convertible into common stock of the Company at a ratio of 2.4825 to one (2,396,439 shares). In addition, the Company has included the dilutive effect of Tejas Securities' subscriptions receivable based on the treasury stock method. The Company recognizes the incremental effect on its shares outstanding assuming the subscriptions receivable are fully paid for and exchanged for the Company's common stock versus the Company repurchasing those shares using a weighted average market price for the period.

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

ITEM 6.  EXHIBITS AND REPORTS ON 8-K

a)       Exhibits

         Exhibit list

b)       Current reports on Form 8-K

         On July 17, 2000, the Company filed amendments to the Form 8-K filed on September 8, 1999

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, The Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Westech Capital Corp.

Date:    July 17, 2000

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