Form 10-Q
period 2000-06-30
WESTECH CAPITAL CORP
filed 2000-08-14
CIK 869688

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 31, 2000, the Registrant had the following number of shares of common stock, $0.001 par value per share, outstanding: 12,661,343.


================================================================================

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition


                                                             JUNE 30,
                                                              2000       DECEMBER 31,
                                     ASSETS                (UNAUDITED)      1999
                                                           -----------   -----------
Cash and cash equivalents                                  $   541,956     2,732,175
Receivable from clearing broker, partially restricted        7,141,316     4,640,052
Receivables from employees and stockholders                    436,208       627,454
Securities owned, at market value                            3,289,970     6,207,748
Other investments                                              124,776       932,253
Furniture and equipment, net                                   638,592       323,281
Deferred tax asset, net                                         97,372        54,086
Prepaid expenses and other assets                            1,101,176       597,053
                                                           -----------   -----------
          Total assets                                     $13,371,366    16,114,102
                                                           ===========   ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable, accrued expenses and other liabilities   $ 1,736,332     2,905,020
Securities sold, not yet purchased                           2,263,436       187,940
Payable to clearing broker                                   3,653,715     6,196,059
Subordinated debt                                            1,000,000     1,000,000
                                                           -----------   -----------
          Total liabilities                                  8,653,483    10,289,019
                                                           -----------   -----------

Minority interest in subsidiary                                864,851       976,725

Stockholders' equity:
    Common stock, $0.001 par value
       50,000,000 shares authorized; 12,661,343 and
       12,537,218 issued at June 30, 2000 and
       December 31, 1999, respectively                          12,661        12,537
    Additional paid in capital                               1,925,328     1,669,473
    Retained earnings                                        1,915,043     3,166,348
                                                           -----------   -----------
          Total stockholders' equity                         3,853,032     4,848,358
                                                           -----------   -----------

Commitments and contingencies

          Total liabilities and stockholders' equity       $13,371,366    16,114,102
                                                           ===========   ===========


See accompanying notes to consolidated financial statements.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                Consolidated Statements of Operations (Unaudited)


                                                              FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                                        JUNE 30,                        JUNE 30,
                                                                  2000            1999            2000            1999
                                                              ------------    ------------   ------------    ------------
Revenues:
    Commissions                                               $  3,850,318      10,483,819     12,367,096      15,465,352
    Underwriting and investment banking income                     358,035         165,766      1,429,200         165,766
    Net dealer inventory and investment income (loss), net
      of trading interest expense of $(16,305) and $188,787
      for the three months ended June 30, 2000 and 1999
      $527,967 and $207,373 for the six months ended
      June 30, 2000 and 1999, respectively                      (2,744,407)      1,558,070     (2,674,017)      3,353,091
    Other income                                                   109,207          34,417        154,477          43,193
                                                              ------------    ------------   ------------    ------------
        Total revenues                                           1,573,153      12,242,072     11,276,756      19,027,402
                                                              ------------    ------------   ------------    ------------
Expenses:
    Commissions, employee compensation and benefits              2,713,496       9,841,579      9,024,515      12,488,565
    Clearing and floor brokerage                                   296,207         133,436        673,536         232,403
    Communications and occupancy                                   515,206         281,884        992,817         551,683
    Professional fees                                              758,759         122,235      1,127,164         189,345
    Interest                                                        36,747          18,432         65,418          32,610
    Other                                                          722,191         437,113      1,489,387         793,622
                                                              ------------    ------------   ------------    ------------
        Total expenses                                           5,042,606      10,834,679     13,372,837      14,288,228
                                                              ------------    ------------   ------------    ------------
        Income (loss) before income tax expense (benefit)
          and minority interest                                 (3,469,453)      1,407,393     (2,096,081)      4,739,174

Income tax expense (benefit)                                    (1,217,003)        556,000       (684,203)      1,865,424
                                                              ------------    ------------   ------------    ------------
        Income (loss) before minority interest                  (2,252,450)        851,393     (1,411,878)      2,873,750
Minority interest                                                 (342,820)             --       (160,573)             --
                                                              ------------    ------------   ------------    ------------
        Net income (loss)                                     $ (1,909,630)        851,393     (1,251,305)      2,873,750
                                                              ============    ============   ============    ============
Earnings (loss) per share:
    Basic                                                     $      (0.15)           0.07          (0.10)           0.23
                                                              ============    ============   ============    ============
    Diluted                                                   $      (0.15)           0.07          (0.10)           0.23
                                                              ============    ============   ============    ============
Weighted average shares outstanding:
    Basic                                                       12,608,935      12,537,218     12,573,076      12,264,850
                                                              ============    ============   ============    ============
    Diluted                                                     15,257,686      12,537,218     12,573,076      12,264,850
                                                              ============    ============   ============    ============

See accompanying notes to consolidated financial statements.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Unaudited)



                                                                            FOR THE SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                              2000            1999
                                                                           -----------    -----------
Cash flows from operating activities:
    Net income (loss)                                                      $(1,251,305)     2,873,750
    Adjustments to reconcile net income (loss) to net cash
       used by operating activities:
       Deferred tax expense (benefit)                                          (43,286)       178,500
       Depreciation and amortization expense                                    68,233         28,596
       Minority interest                                                      (110,573)            --
       Increase in receivable from clearing broker                          (2,501,264)    (9,933,894)
       Decrease (increase) in receivable from employees and stockholders       191,246         (4,092)
       Decrease (increase) in securities owned                               2,917,778    (10,006,324)
       Decrease in other investments                                           807,477             --
       Increase in prepaid expenses and other assets                          (299,443)       (93,600)
       (Decrease) increase in accounts payable, accrued
          expenses and other liabilities                                    (1,168,688)     3,403,684
       (Decrease) increase in payable to clearing broker                    (2,542,344)    11,640,268
       Increase in securities sold, not yet purchased                        2,075,496      1,050,135
                                                                           -----------    -----------
          Net cash used by operating activities                             (1,856,673)      (862,977)
                                                                           -----------    -----------
Cash flows from investing activities:
    Purchase of furniture and equipment                                       (383,546)       (46,646)
                                                                           -----------    -----------
          Net cash used by investing activities                               (383,546)       (46,646)
                                                                           -----------    -----------
Cash flows from financing activities:
    Purchase of treasury stock                                                      --       (172,114)
    Sale of treasury stock                                                          --        172,114
    Proceeds from issuance of subordinated debt                                     --        500,000
    Proceeds from stock issuances                                               50,000         22,887
    Subscription collected                                                          --        519,471
                                                                           -----------    -----------
          Net cash provided by financing activities                             50,000      1,042,358
                                                                           -----------    -----------
          Net (decrease) increase in cash and cash equivalents              (2,190,219)       132,735
Cash and cash equivalents at beginning of period                             2,732,175        201,312
                                                                           -----------    -----------
Cash and cash equivalents at end of period                                 $   541,956        334,047
                                                                           ===========    ===========
Supplemental disclosures:
    Interest paid                                                          $   557,163        239,983
    Taxes paid                                                             $   833,547        502,987

In May 2000, Tejas Securities forgave a $50,000 subscription receivable from an employee for common stock of Tejas Securities. The forgiveness of the $50,000 is recorded as non-cash compensation expense and as a capital contribution to the minority interest.

In May 2000, an employee of the Company exercised non-qualified stock options to purchase 124,125 shares of the Company's common stock at $0.40 per share ($50,000 in stock proceeds). As a result of this transaction, the Company recognized a non-cash increase in additional paid in capital of $204,680.

See accompanying notes to consolidated financial statements.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                  June 30, 2000
                                   (Unaudited)

(1)      General

Westech Capital Corp. ("Westech"), a New York corporation, is a holding company whose primary operating subsidiary is Tejas Securities Group, Inc., a Texas corporation ("Tejas Securities"). Tejas Securities is engaged in the business of providing brokerage and related financial services to institutional and retail customers nationwide.

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

The interim financial information should be read in conjunction with Westech's 1999 Form 10-K. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results of the year ending December 31, 2000.

By the fourth quarter of 2000, Westech anticipates submitting to its shareholders a proposal to change its state of incorporation from New York to Delaware. Westech does not expect the reincorporation to have any material effects on it or its subsidiaries.

Tejas Securities' business is conducted out of its primary office in Austin, Texas and a branch office in Atlanta, Georgia. Subsequent to the second quarter of 2000 and prior to the filing of this second quarter Report on Form 10-Q, Tejas Securities expanded its operations by opening an additional branch in Houston, Texas.

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

                                  June 30, 2000
                                   (Unaudited)


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

Tejas Securities elects to use the basic method of the Rule, which requires it to maintain minimum net capital equal to the greater of $250,000 or 6-2/3% of aggregate indebtedness. As of June 30, 2000, Tejas Securities' net capital of $2,243,591 was $1,993,591 in excess of the minimum required.

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

Basic earnings (loss) per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings (loss) per share reflects dilution from all contingently issuable shares, including options issued during the three month and six month periods ended June 30, 2000 and 1999. Contingently issuable shares are not included in the weighted average number of shares when the inclusion would increase net income per share or decrease the loss per share.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 June 30, 2000
                                  (Unaudited)


Earnings (loss) per share is calculated as follows.


                                                       For the Three Months            For the Six Months
                                                           Ended June 30,                 Ended June 30,
                                                       2000            1999           2000             1999
                                                   ------------    ------------   ------------    ------------
BASIC EARNINGS (LOSS) PER SHARE:
Net income (loss)                                  $ (1,909,630)        851,393     (1,251,305)      2,873,750
Weighted average shares outstanding                  12,608,935      12,537,218     12,573,076      12,264,850

Basic earnings (loss) per share                    $      (0.15)           0.07          (0.10)           0.23

DILUTED EARNINGS (LOSS) PER SHARE:
Net income (loss)                                  $ (1,909,630)        851,393     (1,251,305)      2,873,750
  Income impact of assumed conversion of
    subsidiary stock and recognition of minority       (342,820)             --             --              --
     interest income
  Income (loss) available to common
    stockholders after assumed conversions           (2,252,450)        851,393     (1,251,305)      2,873,750

Weighted average shares outstanding                  12,608,935      12,537,218     12,573,076      12,264,850
Effect of dilutive securities:
  Warrants                                                   --              --             --              --
  Options                                                    --              --             --              --
  Assumed conversion of subsidiary stock              2,448,158              --             --              --
  Application of treasury stock method to
    subscriptions receivable                            200,593              --             --              --

Weighted average shares outstanding                  15,257,686      12,537,218     12,573,076      12,264,850

Diluted earnings (loss) per share                  $      (0.15)           0.07          (0.10)           0.23


Warrants to purchase 558,562 shares Westech's common stock at June 30, 1999 were not included in the computation of diluted earnings (loss) per share because the warrants' exercise price was greater than the estimated market value per share of common stock for the period. Westech has not included the dilutive effects of options to purchase 4,019,187 shares of its common stock at June 30, 2000 in the computation of diluted earnings (loss) per share because the options were antidilutive.

Westech has included the dilutive effects of shares of Tejas Securities' common stock that are convertible into its common stock. Tejas Securities has 1,015,333 shares of its common stock issued and outstanding at June 30, 2000 that are convertible into common stock of Westech at a ratio of 2.4825 to one (2,448,158 shares on a weighted average basis for the three month period ended June 30,
2000). In addition, Westech has included the dilutive effects of Tejas Securities' subscriptions receivable based on the treasury stock method. Westech recognizes the incremental effect on its shares outstanding assuming the subscriptions receivable are fully paid for and exchanged for its common stock versus Westech repurchasing those shares using a weighted average market price for the period. Westech has not included the dilutive effects of shares of Tejas Securities common stock that are convertible into its common stock and Tejas Securities' subscriptions receivable for the six months ended June 30, 2000 as they are antidilutive.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                  June 30, 2000
                                   (Unaudited)


(4)      Industry Segment Data

Westech has two reportable segments: brokerage services and investment banking. The primary operating segment, brokerage services, includes sales, trading and market-making activities and encompasses both retail and institutional customer accounts. These segments require the commitment of significant human capital and financial resources, as well as industry specific skills. The investment banking segment participates in underwriting of corporate securities as managing underwriter and as a syndicate member. The investment banking segment also generates corporate advisory fees associated with merger and acquisition activity. Income associated with other investments accounted for under the equity method is included in other segment activity for the six months ended June 30, 2000 and 1999.

The following table presents segment revenues, profits (losses) and assets for the six months ended June 30, 2000.

                                                Investment
                                 Brokerage        Banking          Other          Total
                                ------------    ------------   ------------   ------------
Revenues from external
    customers                   $ 10,122,977       1,429,200        154,477     11,706,654
Interest revenue                      98,069              --             --         98,069
Interest expense                     593,385              --             --        593,385
Depreciation                          68,233              --             --         68,233
Segment profit (loss)             (2,587,737)      1,181,955        154,477     (1,251,305)

Segment assets                    12,825,076              --        546,290     13,371,366
Capital expenditures                 383,546              --             --        383,546


The following table presents segment revenues, profits and assets for the six months ended June 30, 1999.


                                                Investment
                                 Brokerage        Banking          Other          Total
                                ------------    ------------   ------------   ------------
Revenues from external
    customers                   $ 18,981,943         165,766         43,193     19,190,902
Interest revenue                      43,873              --             --         43,873
Interest expense                     239,983              --             --        239,983
Depreciation and amortization         28,596              --             --         28,596
Segment profit                     2,664,791         165,766         43,193      2,873,750

Segment assets                    23,952,422              --             --     23,952,422
Capital expenditures                  46,646              --             --         46,646

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

Results of Operations

The revenues and operating expenses of Westech's operating subsidiary, Tejas Securities, are influenced by fluctuations in the equity markets, general economic and market conditions, as well as Tejas Securities' ability to identify investment opportunities for its trading accounts and its customer accounts. Currently, Tejas Securities revenue is derived primarily from principal debt and equity transactions, which generate both commission revenue and investment income, as well as from investing excess liquid capital in proprietary positions. During the second quarter of 2000, Tejas Securities realized significant trading losses in principal transactions related to its proprietary accounts. These losses were the result of a severe downturn in the securities markets which impacted the results of operations for the second quarter and the six month period ended June 30, 2000.

Westech's total revenues decreased by $7,750,646 or 41% to $11,276,756 for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. Total revenues decreased by $10,668,919 or 87% to $1,573,153 for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. The reasons for the decreases are set forth below.

Commission revenues from principal transactions decreased $3,014,582 or 21% to $11,046,082 and $5,791,841 or 63% to $3,433,466 for the six months and three months ended June 30, 2000, respectively, compared to the corresponding prior periods. For the six month and three month periods ended June 30, 2000 and 1999, commission revenues from agency transactions decreased $188,772 or 13% to $1,215,915 and $940,763 or 75% to $317,749, respectively. The decrease in agency commissions and principal commissions relates to the overall downturn in the capital markets during the second quarter of 2000. Overall, Tejas Securities realized an increase in agency trades and principal trades due to the increase in retail brokers employed by Tejas Securities since the first quarter of 1999, the addition of market making activities and its continued focus on expanding its products and services. The remaining commissions were the result of portfolio advisory fees on managed accounts and commissions on insurance contracts.

Underwriting and investment banking revenues increased $1,263,434 or 762% to $1,429,200 and $192,269 or 116% to $358,035 for the six and three month periods ended June 30, 2000, respectively, versus $165,766 for the both of the corresponding periods in 1999. The increase is the result of the re-establishment of underwriting and syndicate activities beginning in January 2000. Tejas Securities generated $504,021 in private placement fees for the six months ended June 30, 2000. Fees from syndicate activities increased to $410,177 for the six months ended June 30, 2000. Corporate advisory fees of $515,000 were also generated during this period.

Net dealer inventory and investment income decreased by $6,027,108 or 180% to $(2,674,017) for the six months ended June 30, 2000 compared to the same period in 1999. For the three months ended June 30, 2000, net dealer inventory and investment income decreased $4,302,477 or 276% to $(2,744,407) from the corresponding period in the prior year. The decrease in inventory and investment income resulted from trading activity in proprietary positions which was adversely affected by a severe decline in market conditions during the second quarter of 2000.

For the six and three month periods ended June 30, 2000, other income increased $111,284 or 258% to $154,477 and $74,790 or 217% to $109,207, respectively. The increase for the six and three month periods ended June 30, 2000 is due to an increase in asset management income and various miscellaneous receipts.

Total expenses decreased by $915,391 or 6% to $13,372,837 for the six months ended June 30, 2000. For the three months ended June 30, 2000, total expenses decreased $5,792,073 or 53% to $5,042,606. Net income (loss) for the six months decreased by $4,152,055 or 144% to $(1,251,305). Net income (loss) for the three months ended June 30, 2000 decreased $2,761,023 or 324% to $(1,909,630). The explanations for the changes are set forth below.

Commissions, employee compensation and benefits decreased $3,464,050 or 28% to $9,024,515 for the six months ended June 30, 2000. Commissions, employee compensation and benefits decreased $7,128,083 or 72% to $2,713,496 for the three months ended June 30, 2000. Commission expense decreased $4,615,628 or 46% to $5,332,436 for the six months ended June 30, 2000 and decreased $6,966,513 or 87% to $1,006,332 for the three months ended June 30, 2000. These decreases in commission expense for the two stated periods are primarily attributable to the market downturn, which occurred in the second quarter. As a result of the downturn, commission revenues decreased which in turn has a corresponding effect on commission expense. Another factor contributing to the decreases in commission expense is the voluntary reduction of commission payout percentages for John Gorman, CEO and Joseph Moran, Managing Director. General and administrative salaries and other employee benefits increased due to overall salary increases and additional hires in the first quarter, including a Chief Financial Officer and other management level personnel. During the second quarter, Tejas Securities undertook a thorough review of inefficiencies in operational support personnel and services. Tejas Securities reduced its total payroll cost by approximately 25% as a result of this review.

Clearing and floor brokerage costs increased $441,133 or 190% to $673,536 and $162,771 or 122% to $296,207 for the six and three months ended June 30, 2000, respectively. The overall increase in clearing and floor brokerage costs for these periods resulted from greater trading activity in the over-the-counter equity markets and on the national exchanges. Most of the cost increase is attributed to the market making activities, and the increased activity in both the retail and institutional equity departments. Tejas Securities' percentage of revenues derived from equity securities increased during 2000 in comparison to the volume of fixed income securities being traded.

Communications and occupancy charges increased $441,134 or 80% to $992,817 and $233,322 or 83% to $515,206 for the six months and three months ended June 30, 2000, respectively. The increases in occupancy charges are the result of the relocation of Westech's Austin headquarters in January 2000. Communications charges increased as a function of the 100% net increase in employees since the first quarter of 1999, plus the addition of market making support systems.

Professional fees increased $937,819 or 495% to $1,127,164 and $636,524 or 521% to $758,739 for the six months and three months ended June 30, 2000. Of the total increases for the periods, approximately $600,000 was accrued legal expenses relating to the registration of Westech's common stock, legal fees for the settlement of private equity securities transactions with its customers, and fees for general legal counsel. Tejas Securities also incurred approximately $300,000 in marketing costs associated with developing its internet site and brand awareness. In addition, Westech incurred additional accounting costs associated with its annual reporting as well as for the registration of its common stock. The remaining costs during the periods related to consulting fees incurred during the normal course of business.

Interest expense for the six month and three month periods ended June 30, 2000 increased $32,808 or 101% to $65,418 and $18,315 or 99% to $36,747,
respectively. The increase is due to the addition of $500,000 of subordinated debt in June 1999 and the $1,500,000 line of credit in May 2000.

Other expenses increased $695,765 or 88% to $1,489,387 and $285,078 or 65% to $722,191 for the six months and three months ended June 30, 2000. The overall increase in other expenses during the periods is the result of first quarter increases in general and administrative services needed to support administrative infrastructure and the addition of equipment leases for the new Austin headquarters.

Income tax expense (benefit) decreased $2,549,627 or 137% to $(684,203) and $1,773,003 or 319% to $(1,217,003) for the six months and three months ended June 30, 2000. Westech's effective tax rate was 33% and 35% for the six months and three months ended June 30, 2000, respectively.

Minority interest in net loss for the six months and three months ended June 30, 2000 was $(160,573) and $(342,820), respectively. Minority interest in net loss was created as a result of the Merger.

Liquidity and Capital Resources

Tejas Securities utilizes the receivable balance from its clearing broker, Schroder & Co., to fund operating and investing activities. The receivable balance represents the residual equity due to Tejas Securities from Schroder & Co. if Tejas Securities liquidated all of its investment security holdings. The receivable balance is also used to secure temporary financing from Schroder & Co. for the purchase of investments in Tejas Securities' trading accounts. The receivable balance held at Schroder & Co. may fluctuate depending on factors such as the market valuation of securities held in Tejas Securities' trading accounts, realized trading profits, commission revenue, cash withdrawals and clearing costs charged to Tejas Securities for conducting its trading activities. The overall growth in the receivable from clearing broker balance resulted from the proceeds received on the securities sold, not yet purchased during the three months ended June 30, 2000.

On May 19, 2000, Tejas Securities signed a clearing agreement with First Clearing Corporation to provide clearing services in the future. Tejas Securities anticipates completing the transition from Schroder & Co. to First Clearing Corporation in the third quarter of 2000. The Company does not believe that this change will have an adverse effect on our financial condition or results of operations.

In June 2000, the Company obtained a $1,500,000 line of credit to facilitate our working capital needs. The loan accrues interest at a rate of prime plus one, with interest due on a quarterly basis. The loan was secured by our ownership of 4,808,555 shares of Tejas Securities common stock and a personal guarantee by John Gorman, our Chief Executive Officer.

On July 27, 2000, the Company filed a Form S-4 registration statement with the SEC. The Form S-4 will be used by the Company to acquire 100% of the issued and outstanding common stock of Tejas Securities, through Tejas Holding, at an exchange ratio of 2.4825 to one.

On June 30, 2000, Tejas Securities entered into an agreement to liquidate the net assets of Tejas Securities - East, LLC, a wholly-owned subsidiary. The value of the net liabilities assumed by Tejas Securities was $(3,617) as of June 30, 2000.

In July 2000, Tejas Securities opened a Houston, Texas branch office to support its focus on government securities. The expansion into Houston will provide customers with additional product selection and will allow the Company to further diversify its proprietary trading positions. The Company anticipates that the capital outlay associated with this expansion will be minimal.

On June 30, 2000, the Company elected to withdraw $544,615 of its assets from TSG Internet Fund I, Ltd.

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

Operating risk arises from the daily conduct of the Tejas Securities' business and relates to the potential for deficiencies in control processes and systems, mismanagement of the Company's activities or mismanagement of customer accounts by its employees. Tejas Securities relies heavily on computer and communication systems in order to conduct its brokerage activities. Third party vendors, such as the clearing broker and news and quote providers, provide many of the systems critical to Tejas Securities' business. Tejas Securities' business could be adversely impacted if any of these systems were disrupted. Tejas Securities mitigates the risk associated with systems by hiring experienced personnel, and providing employees with alternate means of acquiring or processing information. In order to mitigate the risk associated with mismanagement or customer accounts, Tejas Securities utilizes compliance and operations personnel to review the activities of administrative and sales personnel. In addition, the activities of management are actively reviewed by other members of management on a regular basis and by the Board of Directors.

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

Tejas Securities' trading securities were $3,829,970 in long positions and $2,263,436 in short positions at June 30, 2000. These trading securities may be debt securities, private company securities, exchange listed, Nasdaq or other over-the-counter securities on both long and short positions. Historically, Tejas Securities has invested a portion of its assets in high yield securities of distressed companies, which are closely monitored by Tejas Securities' research analysts. Valuation of high yield securities may be based upon factors other than those experienced by the overall equity and debt markets. The potential loss in fair value of Tejas Securities' trading securities, using a hypothetical 10% decline in prices, is estimated to be

$555,000 as of June 30, 2000. A 10% hypothetical decline was used to represent a significant and plausible market change.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In June 1999, Starlight Entertainment, Inc. submitted an arbitration claim against us and a former employee before the NASD. Starlight alleged that we and our former employee failed to act diligently in bringing to market Starlight's planned 1998 initial public offering. Starlight was seeking approximately $225,000 in out-of-pocket expenses incurred in the offering, as well as the anticipated $6,800,000 proceeds of the offering. The amount of Starlight's claim was based upon the gross receipts that were expected from the proposed offering less the underwriting commission plus attorney's fees. On July 21, 2000, we reached an oral agreement with Starlight Entertainment, Inc. to settle this matter for $50,000. The final settlement was accrued for as of June 30, 2000 and was paid on July 28, 2000.

On June 12, 2000, J. Michael Sargeant, a former employee, filed suit in the Texas State District Court alleging that we breached his employment contract by terminating him without good cause. Mr. Sargeant has alleged damages of less than $500,000. We believe this complaint to be without merit and intend to defend this matter vigorously. We do not believe this matter will produce any material adverse consequences to us.

There are no other liabilities arising from claims or legal actions that we believe would have a significant adverse effect on our financial condition or results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON 8-K

a)       Exhibits

         Exhibit list

b)       Current reports on Form 8-K

         On July 17, 2000, the Company filed an amendment to the Form 8-K filed on September 8, 1999.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Westech Capital Corp.

Date:    August 14, 2000
                                  /s/ JAY VAN ERT
                              --------------------------------------
                                      Jay Van Ert
                                      President

                                  /s/ KURT RECHNER
                              --------------------------------------
                                      Kurt Rechner
                                      Chief Financial Officer

                                  /s/ JOHN GARBER
                              --------------------------------------
                                      John Garber
                                      Director of Finance (Principal
                                                 Accounting Officer)

                                 EXHIBIT INDEX

      EXHIBIT
      NUMBER                 DESCRIPTION OF EXHIBITS
      -------                -----------------------
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

         4.4 Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.1 above)

         4.5      Bylaws (Incorporated herein by reference to Exhibit 3.2 above)

         10.13*   Clearing Agreement, dated May 19, 2000, between First Clearing
                  Corporation and Tejas Securities Group, Inc.

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