Form 10-Q
period 2000-09-30
WESTECH CAPITAL CORP
filed 2000-11-14
CIK 869688

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from           to
                                            ---------    ----------

--------------------------------------------------------------------------------

                              WESTECH CAPITAL CORP.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         NEW YORK                   33-37534-NY            13-3577716
----------------------------        -----------            -------------------
(State or other jurisdiction        (Commission            (IRS Employer
of incorporation)                   File Number)           Identification No.)

                2700 Via Fortuna, Suite 400, Austin, Texas 78746
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

        Registrant's telephone number, including area code (512) 306-8222

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X    No
                                         ----       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 31, 2000, the Registrant had the following number of shares of common stock, $0.001 par value per share, outstanding: 12,661,343.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition



                                                                  SEPTEMBER 30,
                                                                     2000          DECEMBER 31,
                                ASSETS                           (UNAUDITED)          1999
                                                               ---------------   ---------------
Cash and cash equivalents                                      $       738,151         2,732,175
Receivable from clearing broker, partially restricted                3,385,397         4,640,052
Receivables from employees and stockholders                            429,015           627,454
Securities owned, at market value                                    4,479,346         6,207,748
Other investments                                                           --           932,253
Furniture and equipment, net                                           569,299           323,281
Deferred tax asset, net                                                 22,016            54,086
Prepaid expenses and other assets                                    1,829,358           597,053
                                                               ---------------   ---------------

          Total assets                                         $    11,452,582        16,114,102
                                                               ===============   ===============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable, accrued expenses and other liabilities       $     1,421,672         2,905,020
Securities sold, not yet purchased                                      60,000           187,940
Payable to clearing broker                                           4,373,026         6,196,059
Notes payable                                                        1,500,000                --
Subordinated debt                                                    1,000,000         1,000,000
                                                               ---------------   ---------------
          Total liabilities                                          8,354,698        10,289,019
                                                               ---------------   ---------------

Minority interest in subsidiary                                        609,331           976,725

Stockholders' equity:
    Common stock, $0.001 par value
       50,000,000 shares authorized; 12,661,343 and
       12,537,218 issued at September 30, 2000 and
       December 31, 1999, respectively                                  12,661            12,537
    Additional paid in capital                                       1,924,027         1,669,473
    Retained earnings                                                  551,865         3,166,348
                                                               ---------------   ---------------
          Total stockholders' equity                                 2,488,553         4,848,358
                                                               ---------------   ---------------

Commitments and contingencies

          Total liabilities and stockholders' equity           $    11,452,582        16,114,102
                                                               ===============   ===============


See accompanying notes to consolidated financial statements.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                Consolidated Statements of Operations (Unaudited)


                                                                    FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                SEPTEMBER 30,
                                                                         2000            1999          2000            1999
                                                                    ------------    ------------   ------------    ------------
Revenues:
    Commissions                                                     $  1,882,890       4,862,593     14,249,986      20,327,944
    Underwriting and investment banking income                           318,609          55,000      1,747,809         220,766
    Net dealer inventory and investment income (loss), net
      of trading interest expense of $88,039 and $92,262
      for the three months ended September 30, 2000 and 1999,
      $612,963 and $332,341 for the nine months ended
      September 30, 2000 and 1999, respectively                         (675,384)        987,494     (3,038,675)      4,296,711
    Equity loss of unconsolidated affiliate                                   --              --       (310,726)             --
    Other income                                                          17,877         132,806        172,351         219,871
                                                                    ------------    ------------   ------------    ------------
        Total revenues                                                 1,543,992       6,037,893     12,820,745      25,065,292
                                                                    ------------    ------------   ------------    ------------

Expenses:
    Commissions, employee compensation and benefits                    2,398,033       3,064,339     11,422,548      15,492,833
    Clearing and floor brokerage                                         196,529         108,978        870,065         341,381
    Communications and occupancy                                         504,728         329,726      1,497,545         881,410
    Professional fees                                                    165,025         666,430      1,292,189         855,775
    Interest                                                              65,576          32,706        130,994          65,315
    Other                                                                570,884         527,350      2,060,268       1,381,040
                                                                    ------------    ------------   ------------    ------------
        Total expenses                                                 3,900,775       4,729,529     17,273,609      19,017,754
                                                                    ------------    ------------   ------------    ------------

        Income (loss) before income tax expense (benefit)
          and minority interest                                       (2,356,783)      1,308,364     (4,452,864)      6,047,538
Income tax expense (benefit)                                            (735,617)        556,900     (1,419,820)      2,422,324
                                                                    ------------    ------------   ------------    ------------
        Income (loss) before minority interest                        (1,621,166)        751,464     (3,033,044)      3,625,214
Minority interest                                                       (257,988)        376,091       (418,561)        376,091
                                                                    ------------    ------------   ------------    ------------
        Net income (loss)                                           $ (1,363,178)        375,373     (2,614,483)      3,249,123
                                                                    ============    ============   ============    ============
Earnings (loss) per share:
    Basic                                                           $      (0.11)           0.03          (0.21)           0.26
                                                                    ============    ============   ============    ============
    Diluted                                                         $      (0.11)           0.03          (0.21)           0.24
                                                                    ============    ============   ============    ============
Weighted average shares outstanding:
    Basic                                                             12,661,343      12,537,218     12,602,499      12,537,218
                                                                    ============    ============   ============    ============
    Diluted                                                           15,306,402      12,816,081     12,602,499      15,038,787
                                                                    ============    ============   ============    ============

See accompanying notes to consolidated financial statements.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Unaudited)



                                                                                   FOR THE NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                    2000               1999
                                                                               ---------------    ---------------
Cash flows from operating activities:
    Net income (loss)                                                          $    (2,614,483)         3,249,123
    Adjustments to reconcile net income (loss) to net cash provided
       (used) by operating activities:
       Equity loss of unconsolidated affiliate                                         310,726                 --
       Deferred tax expense                                                             32,070          1,565,950
       Depreciation and amortization expense                                            94,249             50,763
       Minority interest                                                              (367,394)           376,091
       Decrease (increase) in receivable from clearing broker                        1,254,655         (6,216,100)
       Decrease (increase) in receivable from employees and stockholders               198,439           (253,837)
       Decrease (increase) in securities owned                                       1,728,402        (10,556,823)
       Decrease in other investments                                                   621,527                 --
       Increase in prepaid expenses other assets                                    (1,027,627)          (185,278)
       (Decrease) increase in accounts payable, accrued
          expenses and other liabilities                                            (1,483,348)         2,543,614
       (Decrease) increase in payable to clearing broker                            (1,823,033)        11,832,627
       (Decrease) increase in securities sold, not yet purchased                      (127,940)                --
                                                                               ---------------    ---------------
          Net cash provided (used) by operating activities                          (3,203,757)         2,406,130
                                                                               ---------------    ---------------

Cash flows from investing activities:
    Purchase of furniture and equipment                                               (340,267)          (182,351)
                                                                               ---------------    ---------------
          Net cash used by investing activities                                       (340,267)          (182,351)
                                                                               ---------------    ---------------

Cash flows from financing activities:
    Proceeds from issuance of subordinated debt                                             --            500,000
    Proceeds from notes payable                                                      1,500,000                 --
    Proceeds from stock issuances                                                       50,000                 --
    Capital contributions                                                                   --            763,335
    Subscription collected                                                                  --             96,263
                                                                               ---------------    ---------------
          Net cash provided by financing activities                                  1,550,000          1,359,598
                                                                               ---------------    ---------------

          Net (decrease) increase in cash and cash equivalents                      (1,994,024)         3,583,377

Cash and cash equivalents at beginning of period                                     2,732,175            201,312
                                                                               ---------------    ---------------

Cash and cash equivalents at end of period                                     $       738,151          3,784,689
                                                                               ===============    ===============

Supplemental disclosures:
    Interest paid                                                              $       730,832            397,656
    Taxes paid                                                                 $       934,440            856,369


In May 2000, Tejas Securities forgave a $50,000 subscription receivable from an employee for common stock of Tejas Securities. The forgiveness of the $50,000 is recorded as non-cash compensation expense and as a capital contribution to the minority interest.

In May 2000, an employee of the Company exercised non-qualified stock options to purchase 124,125 shares of the Company's common stock at $0.40 per share ($50,000 in stock proceeds). As a result of this transaction, the Company recognized a non-cash increase in additional paid in capital of $204,678.


See accompanying notes to consolidated financial statements.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                               September 30, 2000
                                   (Unaudited)

(1)      General

Westech Capital Corp. ("Westech"), a New York corporation, is a holding company whose primary operating subsidiary is Tejas Securities Group, Inc., a Texas corporation ("Tejas Securities"). Tejas Securities is engaged in the business of providing brokerage and related financial services to institutional and retail customers nationwide.

Pursuant to an Agreement and Plan of Merger by and among Westech, Tejas Securities, Tejas Securities Group Holding Company, a Texas corporation ("Tejas Holding"), and Westech Merger Sub, Inc., a Delaware corporation ("Merger Sub"), Merger Sub was merged (the "Merger") with and into Tejas Holding and Tejas Holding (which owns approximately 81% of Tejas Securities) became a wholly-owned subsidiary of Westech. Under the terms of the Merger, the shareholders of Tejas Holding exchanged their shares for shares of Westech at a ratio of 2.4825 to one. The former shareholders of Tejas Holding currently own 94.20% of the issued and outstanding common stock of Westech, $.001 par value per share.

Tejas Securities is the operating enterprise and the acquiring enterprise for financial reporting purposes. The historical financial statements of Tejas Securities (accounting acquirer) are presented as the historical financial statements of the combined enterprise. The results of operations of Westech (the acquired enterprise) are included only from the date of acquisition.

The accompanying unaudited consolidated financial statements of Westech, and subsidiaries (collectively referred to as the "Company") have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments (consisting of only normal recurring adjustments) that are necessary in the opinion of management for a fair presentation of the interim financial statements have been included.

The interim financial information should be read in conjunction with Westech's 1999 Form 10-K. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results of the year ending December 31, 2000.

In October 2000, Westech's shareholders approved a proposal to change its state of incorporation from New York to Delaware. Westech does not expect the reincorporation to have any material effects on it or its subsidiaries.

Tejas Securities' business is conducted out of its primary office in Austin, Texas, with branch offices in Houston, Texas and Atlanta, Georgia.

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

                               September 30, 2000
                                   (Unaudited)


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

Tejas Securities elects to use the basic method of the Rule, which requires it to maintain minimum net capital equal to the greater of $250,000 or 6-2/3% of aggregate indebtedness. As of September 30, 2000, Tejas Securities' net capital of $1,351,896 was $1,101,896 in excess of the minimum required.

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

Basic earnings (loss) per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings (loss) per share reflects dilution from all contingently issuable shares, including options issued during the three month and nine month periods ended September 30, 2000 and 1999. Contingently issuable shares are not included in the weighted average number of shares when the inclusion would increase net income per share or decrease the loss per share.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                               September 30, 2000
                                   (Unaudited)



Earnings (loss) per share is calculated as follows.

                                                        For the Three Months                 For the Nine Months
                                                         Ended September 30,                  Ended September 30,
                                                      2000                1999             2000                1999
                                                 ---------------    ---------------   ---------------    ---------------
BASIC EARNINGS (LOSS) PER SHARE:
Net income (loss)                                $    (1,363,178)           375,373        (2,614,483)         3,249,123
Weighted average shares outstanding                   12,661,343         12,537,218        12,602,499         12,537,218

Basic earnings (loss) per share                  $         (0.11)              0.03             (0.21)              0.26

DILUTED EARNINGS (LOSS) PER SHARE:
Net income (loss)                                $    (1,363,178)           375,373        (2,614,483)         3,249,123
  Income  impact of  assumed  conversion
  of subsidiary  stock and recognition of
  minority interest income                              (257,988)                --                --            376,091
  Income (loss) available to common
    stockholders after assumed conversions            (1,621,166)           375,373        (2,614,483)         3,625,214

Weighted average shares outstanding                   12,661,343         12,537,218        12,602,499         12,537,218
Effect of dilutive securities:
  Warrants                                                    --                 --                --                 --
  Options                                                     --            278,863                --             92,954
  Assumed conversion of subsidiary stock               2,524,703                 --                --          2,263,316
  Application of treasury stock method to                120,356                 --                --            145,299
    subscriptions receivable
Weighted average shares outstanding                   15,306,402         12,816,081        12,602,499         15,038,787

Diluted earnings (loss) per share                $         (0.11)              0.03             (0.21)              0.24

Warrants to purchase 558,562 shares Westech's common stock at September 30, 1999 were not included in the computation of diluted earnings (loss) per share because the warrants' exercise price was greater than the estimated market value per share of common stock for the period. Westech has not included the dilutive effects of options to purchase 3,759,187 shares of its common stock at September 30, 2000 in the computation of diluted earnings (loss) per share because the options were antidilutive.

Westech has included the dilutive effects of shares of Tejas Securities' common stock which may be exchanged for shares of Westech common stock for the three months ended September 30, 2000. Tejas Securities has 1,017,000 shares of its common stock issued and outstanding at September 30, 2000 which may be exchanged into common stock of Westech at a ratio of 2.4825 to one (2,524,703 shares on a weighted average basis for the three month period ended September 30, 2000). Westech has not included the dilutive effects of shares of Tejas Securities' common stock which may be exchanged into the Company's common stock for the nine months ended September 30, 2000 as they are antidilutive. In addition, Westech has included the dilutive effects of Tejas Securities' subscriptions receivable based on the treasury stock method for the three months ended September 30, 2000. Westech recognizes the incremental effect on its shares outstanding assuming the subscriptions receivable are fully paid for and exchanged for its common stock versus Westech repurchasing those shares using a weighted average market price for the period. In addition, Westech has not included the dilutive effects of Tejas Securities' subscriptions receivable based on the treasury stock method for the nine months ended September 30, 2000 as they are antidilutive.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                               September 30, 2000
                                   (Unaudited)


(4)      Industry Segment Data

Westech has two reportable segments: brokerage services and investment banking. The primary operating segment, brokerage services, includes sales, trading and market-making activities and encompasses both retail and institutional customer accounts. These segments require the commitment of significant human capital and financial resources, as well as industry specific skills. The investment banking segment participates in underwriting of corporate securities as managing underwriter and as a syndicate member. The investment banking segment also generates corporate advisory fees associated with merger and acquisition activity. Income associated with other investments accounted for under the equity method is included in other segment activity for the nine months ended September 30, 2000 and 1999.

The following table presents segment revenues, profits (losses) from operations before income taxes and minority interest, and assets for the nine months ended September 30, 2000.

                                                                 Investment
                                                Brokerage          Banking         Other          Total
                                                ------------    ------------   ------------    ------------
       Revenues from external
           customers                            $ 11,683,386       1,747,809       (138,375)     13,292,820
       Interest revenue                              140,888              --             --         140,888
       Interest expense                              743,957              --             --         743,957
       Depreciation and amortization                  94,249              --             --          94,249
       Segment profit (loss)                      (5,653,415)      1,338,926       (138,375)     (4,452,864)

       Segment assets                             11,452,582              --             --      11,452,582
       Capital expenditures                          340,267              --             --         340,267

The following table presents segment revenues, profits and assets for the nine months ended September 30, 1999

                                                                 Investment
                                                Brokerage          Banking         Other          Total
                                                ------------    ------------   ------------    ------------
       Revenues from external
           customers                            $ 23,867,411         220,766             --      24,088,177
       Interest revenue                            1,309,456              --             --       1,309,456
       Interest expense                              397,656              --             --         397,656
       Depreciation and amortization                  50,763              --             --          50,763
       Segment profit                              5,826,772         220,766             --       6,047,538

       Segment assets                             25,029,848              --             --      25,029,848
       Capital expenditures                          182,351              --             --         182,351

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

Results of Operations

The revenues and operating expenses of Westech's operating subsidiary, Tejas Securities, are influenced by fluctuations in the equity markets, general economic and market conditions, as well as Tejas Securities' ability to identify investment opportunities for its trading accounts and its customer accounts. Currently, Tejas Securities revenue is derived primarily from principal debt and equity transactions, which generate both commission revenue and investment income, as well as from investing excess liquid capital in proprietary positions. During the second and third quarters of 2000, Tejas Securities realized significant trading losses in principal transactions related to its proprietary accounts. These losses were the result of a severe downturn in the securities markets which impacted the results of operations for the third quarter and the nine month period ended September 30, 2000.

Westech's total revenues decreased by $12,244,547 or 49% to $12,820,745 for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. Total revenues decreased by $4,493,901 or 74% to $1,543,992 for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. The reasons for the decreases are discussed below.

Commission revenues from principal transactions decreased $5,546,026 or 30% to $12,722,897 and $2,482,271 or 60% to $1,676,815 for the nine months and three month ended September 30, 2000, respectively, compared to the corresponding prior periods. For the nine month period ended September 30, 2000, commission revenues from agency transactions decreased $635,786 or 31% to $1,390,459. For the three month period ended September 30, 2000, commission revenues from agency transactions decreased $447,014 or 72% to $174,544. The decrease in agency commissions and principal commissions relates to the overall downturn in the capital markets during both the second and third quarters of 2000. The remaining commissions were the result of portfolio advisory fees on managed accounts and commissions on insurance contracts.

Underwriting and investment banking revenues increased $1,527,043 or 692% to $1,747,809 and $263,609 or 479% to $318,609 for the nine and three month periods ended September 30, 2000, respectively. The increase is the result of the re-establishment of underwriting and syndicate activities beginning in January 2000. Tejas Securities generated $830,243 in corporate advisory fees for the nine months ended September 30, 2000. Fees from syndicate activities increased to $413,543 for the nine months ended September 30, 2000. Private placement fees of $504,023 were also generated during this period.

Net dealer inventory and investment income (loss) decreased by $7,335,386 or 171% to $(3,038,675) for the nine months ended September 30, 2000 compared to the same period in 1999. For the three months ended September 30, 2000, net dealer inventory and investment income (loss) decreased $1,662,878 or 168% to $(675,384) from the corresponding period in the prior year. The decrease in inventory and investment income (loss) resulted from trading activity in proprietary positions which was adversely affected by a continuing market decline during the third quarter of 2000.

For the nine months and three months ended September 30, 2000, equity loss of unconsolidated affiliate was $(310,726) and $0, respectively. The Company realized the loss on its investment of TSG Internet Fund I, Ltd. upon liquidation of the investment in June 2000.

For the nine and three month periods ended September 30, 2000, other income decreased $47,520 or 22% to $172,351 and $114,929 or 87% to $17,877,
respectively. The decrease for the nine and three month periods ended September 30, 2000 is due to a decrease in asset management income and other miscellaneous receipts.

Total expenses decreased by $1,744,145 or 9% to $17,273,609 for the nine months ended September 30, 2000. For the three months ended September 30, 2000, total expenses decreased $828,754 or 18% to $3,900,775. Net income (loss) for the nine months decreased by $5,863,606 or 180% to $(2,614,483). Net income (loss) for the three months ended September 30, 2000 decreased $1,738,551 or 463% to $(1,363,178). The explanations for the changes are discussed below.

Commissions, employee compensation and benefits decreased $4,070,285 or 26% to $11,422,548 for the nine months ended September 30, 2000. Commissions, employee compensation and benefits decreased $666,306 or 22% to $2,398,033 for the three months ended September 30, 2000. Commission expense decreased $5,167,940 or 44% to $6,620,002 for the nine months ended September 30, 2000 and decreased $1,776,773 or 58% to $1,287,566 for the three months ended September 30, 2000. These decreases in commission expense for the stated periods are primarily attributable to reduced trading activity resulting from the continuing market decline from April to September 2000. As a result of the downturn, commission revenues decreased which in turn had a corresponding effect on commission expense. General and administrative salaries and other employee benefits increased for the nine months ended September 30, 2000 versus 1999 due to overall salary increases and additional hires in the first quarter of 2000.

Clearing and floor brokerage costs increased $528,684 or 155% to $870,065 and $87,551 or 80% to $196,529 for the nine and three months ended September 30, 2000, respectively. The overall increase in clearing and floor brokerage costs for these periods resulted from greater trading activity in the over-the-counter equity markets and on the national exchanges. Most of the cost increase is attributed to market making activities, and the increased activity in both the retail and institutional equity departments. Tejas Securities' percentage of revenues derived from equity securities increased during 2000 in comparison to the volume of fixed income securities being traded.

Communications and occupancy charges increased $616,135 or 70% to $1,497,545 and $175,002 or 53% to $504,728 for the nine months and three months ended September 30, 2000, respectively. The increases in occupancy charges are the result of the relocation of Westech's Austin headquarters in January 2000 and the addition of the Houston branch in the third quarter of 2000. Communications charges increased as a function of the net increase in employees since the first quarter of 1999, plus the addition of market making support systems.

Professional fees increased $436,414 or 51% to $1,292,189 and decreased $501,405 or 75% to $165,025 for the nine months and three months ended September 30, 2000. For the nine month period ended September 30, 2000, approximately $600,000 was accrued legal expenses relating to the registration of Westech's common stock, legal fees for the settlement of private equity securities transactions with its customers, and fees for general legal counsel. Tejas Securities also incurred approximately $300,000 in marketing costs associated with developing its internet site and brand awareness. In addition, Westech incurred additional accounting costs associated with its annual reporting as well as for the registration of its common stock. The remaining costs during the nine month period related to consulting fees incurred during the normal course of business. For the three month period ended September 30, 2000, Tejas Securities and Westech incurred minimal costs associated with its ongoing registration and other consulting services.

Interest expense for the nine month and three month periods ended September 30, 2000 increased $65,679 or 101% to $130,994 and $32,870 or 101% to $65,576,
respectively. The increase is due to the addition of $500,000 of subordinated debt in June 1999 and the $1,500,000 line of credit in June 2000.

Other expenses increased $679,228 or 49% to $2,060,268 and decreased $43,534 or 8% to $570,884 for the nine months and three months ended September 30, 2000. The overall increase in other expenses during the nine month period is the result of first quarter increases in general and administrative services needed to support administrative infrastructure and the addition of equipment leases for the new Austin headquarters. The decrease for the three month period ended September 30, 2000 is associated with personnel reductions in the second quarter.

Income tax expense (benefit) decreased $3,842,144 or 159% to $(1,419,820) and $1,292,517 or 232% to $(735,617) for the nine months and three months ended September 30, 2000. Westech's effective tax rate was 32% and 31% for the nine months and three months ended September 30, 2000, respectively.

Minority interest in net loss for the nine months and three months ended September 30, 2000 was $(418,561) and $(257,988), respectively. Minority interest in net loss was created as a result of the Merger.

Liquidity and Capital Resources

Tejas Securities utilizes the receivable balance from its clearing broker to fund operating and investing activities. The receivable balance represents the residual equity due to Tejas Securities from its clearing broker if Tejas Securities liquidated all of its investment security holdings. The receivable balance is also used to secure temporary financing from its clearing broker for the purchase of investments in Tejas Securities' trading accounts. The receivable balance held at its clearing broker may fluctuate depending on factors such as the market valuation of securities held in Tejas Securities' trading accounts, realized trading profits, commission revenue, cash withdrawals and clearing costs charged to Tejas Securities for conducting its trading activities. The overall decrease in the receivable from clearing broker balance resulted from the use of funds to pay operating expenses for the nine months ended September 30, 2000.

On May 19, 2000, Tejas Securities signed a clearing agreement with First Clearing Corporation to provide clearing services in the future. Tejas Securities completed the transition from Schroder & Co. to First Clearing Corporation in October of 2000. The Company does not believe that this change will have an adverse effect on our financial condition or results of operations.

In June 2000, the Company obtained a $1,500,000 line of credit to facilitate our working capital needs. The loan accrues interest at a rate of prime plus one, with interest due on a quarterly basis. The loan was secured by our ownership of 4,808,555 shares of Tejas Securities common stock and a personal guarantee by John Gorman, our Chief Executive Officer. The loan covenants of the line of credit were subsequently modified in September 2000 to require a minimum net worth of $2,500,000 from $4,000,000 and working capital of $1,500,000 from $2,500,000.

In November 2000, the Company entered into short-term loan agreements with John
J. Gorman for $500,000 and Charles H. Mayer for $250,000 to facilitate short-term working capital needs and to satisfy certain regulatory requirements of Tejas Securities. The demand loans accrue interest at the prime rate, with interest due on a quarterly basis, and are unsecured. If Tejas Securities continues to experience losses similar to the losses incurred during the second and third quarters of 2000, additional capital will be required. There is no assurance that additional capital will be available in such circumstances.

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

Credit risk is the potential for loss due to a customer or counterparty failing to perform its contractual obligation. Tejas Securities clears its securities transactions through a clearing broker. Under the terms of the clearing agreement, the clearing broker has the right to charge Tejas Securities for its losses that result from its customers' failure to fulfill their contractual obligations. In order to mitigate risk, Tejas Securities' policy is to monitor the credit standing of its customers and maintain collateral to support customer margin balances. Further, significant portions of Tejas Securities' assets are held at its clearing broker. Therefore, Tejas Securities could incur substantial losses if its clearing broker were to become insolvent or otherwise unable to meet its financial obligations. As of September 30, 2000, Schroder & Co. had in excess of $250 million in capital and has historically met all of its obligations to Tejas Securities.

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

Tejas Securities' trading securities were $4,479,346 in long positions and $60,000 in short positions at September 30, 2000. These trading securities may be debt securities, private company securities, exchange listed, Nasdaq or other over-the-counter securities on both long and short positions. Historically, Tejas Securities has invested a portion of its assets in high yield securities of distressed companies, which are closely monitored by Tejas Securities' research analysts. Valuation of high yield securities may be based upon factors other than those experienced by the overall equity and debt markets. The potential loss in fair value of Tejas Securities' trading securities, using a hypothetical 10% decline in prices, is estimated to be $454,000 as of September 30, 2000. A 10% hypothetical decline was used to represent a significant and plausible market change.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On June 12, 2000, J. Michael Sargeant, a former employee, filed suit in the Texas State District Court alleging that we breached his employment contract by terminating him without good cause. Mr. Sargeant has alleged damages of approximately $500,000. In September 2000, employees of Tejas Securities and Mr. Sargeant began the deposition process. We believe this complaint to be without merit and intend to defend this matter vigorously. Because this matter is in the early stages of discovery, the Company is unable to predict whether this matter will produce any material adverse consequences to us.

In August 2000, the Company filed suit in the Texas State District Court against Simon A. Rose, a former employee, for a declaration that Mr. Rose breached his employment agreement with Tejas Securities in various respects, and that a put option for Tejas Securities' common stock held by Mr. Rose had been cancelled by mutual agreement of the parties. Mr. Rose presented the Company with a demand letter in August 2000 in an attempt to exercise his put option with a value of $425,000. Subsequent to the Company's suit, Mr. Rose filed a counterclaim and third-party petition in the Texas State District Court against the Company and John J. Gorman alleging that the Company breached its agreement to provide Mr. Rose with equivalent value or the cancelled put option. We believe this complaint to be without merit and intend to defend this matter vigorously. Because this matter is in the early stages of discovery, the Company is unable to predict whether this matter will produce any material adverse consequences to us.

There are no other liabilities arising from claims or legal actions that we believe would have a significant adverse effect on our financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 3, 2000, the Company held its annual meeting of stockholders at its corporate office in Austin, Texas.

At the meeting, 10,352,510 shares of the Company's common stock were represented by stockholders present or represented by proxy, which constituted 81.77% of the shares entitled to vote. For Item 1, stockholders approved the re-election of the directors with 10,351,510 shares voting in favor. The remaining 1,000 shares voted against the re-election of the directors. For Item 2, stockholders approved the proposal to adopt the Westech Capital Corp. 1999 Stock Option plan with 10,351,110 shares voting in favor. The remaining 1,400 shares voted against the proposal. For Item 3, stockholders approved the proposal to amend the number of shares under the plan with 10,351,910 shares voting in favor. The remaining 600 shares voted against the proposal. For Item 4, stockholders approved the proposed reincorporation with 10,352,510 shares voting in favor. For Item 5, stockholders approved the ratification of KPMG LLP as independent auditors with 10,352,510 shares voting in favor.

ITEM 5. OTHER INFORMATION

Effective October 30, 2000, Joseph Moran resigned as a member of the board of directors of the Company, including its subsidiaries. There were no disagreements between Joseph Moran and management or the board of directors of the Company.

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


                                            Westech Capital Corp.

Date:    November 14, 2000

                                            /s/ JAY VAN ERT
                                            ----------------------------------
                                                Jay Van Ert
                                                President

                                            /s/ KURT RECHNER
                                            ----------------------------------
                                                Kurt Rechner
                                                Chief Financial Officer

                                            /s/ JOHN GARBER
                                            ----------------------------------
                                                John Garber
                                                Director of Finance (Principal
                                                Accounting Officer)

                               INDEX TO EXHIBITS


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

         4.4 Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.1 above)

         4.5      Bylaws (Incorporated herein by reference to Exhibit 3.2 above)

         10.13    Agreement, dated May 19, 2000, with First Clearing Corporation
                  (Incorporated herein by reference to Exhibit 10.13 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000

         10.14*   Promissory note agreement, dated November 9, 2000, between
                  Charles H. Mayer and the Company (Incorporated herein by reference to Exhibit 10.14 to the registrant's Quarterly
                  Report on Form 10-Q for the quarter ended September 30, 2000)

         10.15*   Promissory note agreement, dated November 9, 2000, between
                  John J. Gorman and the Company (Incorporated herein by reference to Exhibit 10.15 to the registrant's Quarterly
                  Report on Form 10-Q for the quarter ended September 30, 2000)

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