Form 10-K
period 2000-12-31
WESTECH CAPITAL CORP
filed 2001-04-02
CIK 869688

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K . [ ]

As of December 29, 2000, there were 12,661,343 shares of the Registrant's common stock, $0.001 par value, outstanding. The aggregate market value of common stock held by non-affiliates was $995,646 using a market price of $1.375 on that date.

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

Westech Capital Corp. was incorporated as a shell corporation in New York on July 18, 1990, and made an initial public offering in November 1991. Westech Capital Corp. was acquired by Tejas Securities in a reverse merger effected on August 27, 1999. See "-Reverse Merger."

Tejas Securities' business is conducted out of its primary office in Austin, Texas, with branch offices in Atlanta, Georgia and Houston, Texas. Tejas Securities moved its primary office in the first quarter of 2000 to 2700 Via Fortuna, Suite 400, Austin, Texas 78746.

Tejas Securities is a registered broker-dealer and investment advisor offering:
(i) brokerage services to retail and institutional customers; (ii) high quality investment research to institutional and retail customers; (iii) market-making activities in stocks traded on the Nasdaq National Market System and other national exchanges; and (iv) investment banking services.

During 1999, Tejas Securities assumed the management of a private investment company (commonly referred to as a "hedge fund"). Tejas Securities purchased the equity of TSG Capital, LLC, a Texas limited liability company, which served as the general partner of TSG Internet Fund I, Ltd. (the "Fund"), a Texas limited partnership. Tejas Securities managed the Fund for a one-time placement fee of 5% of each new dollar invested in the fund, an annual management fee of 1.5% of the average monthly asset balance, and an annual performance fee of 20% of the Fund's net gain. TSG Capital, LLC liquidated the Fund effective December 15, 2000. See Item 13 - "Certain Relationships and Related Transactions."

REVERSE MERGER

On August 27, 1999, pursuant to an Agreement and Plan of Merger by and among Westech Capital Corp., Tejas Securities, Tejas Securities Group Holding Company, a Texas corporation ("Tejas Holding"), and newly formed Westech Merger Sub, Inc., a Delaware corporation ("Merger Sub"), Tejas Securities acquired Westech Capital Corp. through a reverse merger (the "Merger") of Tejas Holding and Merger Sub. As a result of the Merger, Tejas Holding became a wholly owned subsidiary of Westech Capital Corp. Tejas Holding is the holder of approximately 83% of the outstanding common stock issued by Tejas Securities. Under the terms of the Merger, the shareholders of Tejas Holding exchanged their shares for shares of Westech Capital Corp. at a ratio 2.4825 to one. The former shareholders of Tejas Holding currently own approximately 95% of the issued and outstanding common stock of Westech Capital Corp., $ .001 par value per share.

EARLY OPERATIONS

Tejas Securities was formed as a Texas corporation in March 1994. The Company's initial focus was to provide institutional money managers and mutual funds high quality investment research covering large U.S. based companies which were believed to be overly leveraged or which were in default on their liabilities or in bankruptcy. Historically, these companies were not followed closely by a large number of research analysts. Tejas Securities used this opportunity to establish itself as a source of high quality research products and trading support. Tejas Securities took advantage of its initial research success and expanded its research coverage to special situation equities and began underwriting initial public offerings of equity securities for a select group of companies in 1997. These underwritings coupled with a demand for Tejas Securities' research by individuals led us to expand our client base to include retail accounts.

During 1999, Tejas Securities formulated an aggressive expansion plan to capitalize on the overall economic growth occurring within Texas and in the United States. Tejas Securities believed that it was poised to leverage its recent growth through an expansion of products and services offered by its Austin headquarters.

In 2000, Tejas Securities began its expansion by leasing approximately 24,000 square feet of office space for its Austin headquarters. This space was needed to support additional brokers, investment bankers, research analysts and support personnel. Tejas Securities hired the additional personnel in an attempt to provide the rapidly growing central Texas market with a locally based, full-service brokerage firm, offering both institutional and retail products and services. Most of the hired employees were added in an effort to increase retail brokerage and market making activities. The fixed costs associated with our growth quickly exceeded our revenue production, despite the overall market appreciation during the first quarter of 2000. Many of these costs were incurred through contracts of varying lengths for telecommunications services, broker quotes and news services, as well for developing Tejas Securities brand awareness. Additionally, Tejas Securities compensation costs increased due to additional salaries and bonuses.

CURRENT OPERATIONS

As the equity markets rapidly decreased beginning in the second quarter of 2000 through the remainder of the year, Tejas Securities realized a decreasing commission revenue base and recognized substantial trading losses on securities owned. In an effort to bring fixed costs of operations in line with projected revenues, Tejas Securities undertook a company wide reorganization. This reorganization included the elimination of redundant support personnel and quarterly bonuses to management. Tejas Securities also downsized its market making capabilities and investment banking presence through a reduction of personnel and support services. While the reduction of personnel had an immediate positive impact on fixed costs, many of the support services and leases were for durations of between six months and two years. Tejas Securities cancelled all contracts that were eligible for cancellation and will continue to cancel contracts in the future to eliminate unnecessary services. Tejas Securities also entered sublease agreements for its office space and equipment in Austin, thereby reducing additional fixed costs.

Currently, Tejas Securities believes that its cost structure is manageable given projected revenues for the year 2001, and anticipates further reductions in service contracts to improve results during the year.

BROKERAGE SERVICES

Tejas Securities provides brokerage services to approximately 5,000 retail customers and 500 institutional customers. Tejas Securities offers a menu of services and products to customers, which includes the ability to buy and sell securities, security options, mutual funds, index funds, fixed income products, annuities and other investment securities. Tejas Securities' marketing strategy has been to emphasize its high level of service and its unique knowledge of the companies covered by its research department.

Currently, Tejas Securities provides its customers with the ability to receive stock quotes, access research and customer account information on the Internet through its website (www.Tejassec.com). Tejas Securities anticipates that its clients will have the ability to make trades over the Internet prior to the end of the year 2001. Tejas Securities believes the availability of Internet trading is a feature that many of its clients expect in the future.

Tejas Securities generated $16,818,686, $25,291,212 and $7,932,780 in commission revenues for the years ended 2000, 1999 and 1998, respectively, or 114%, 83% and 77% of total revenue, respectively.

RESEARCH

The cornerstone of Tejas Securities' business model is to create proprietary products for its clients that focus on its research and trading capabilities. Tejas Securities distributes these products through traditional channels of distribution.

Tejas Securities anticipates that it will continue to devote a substantial portion of its resources to support its research department. Currently, the research department consists of five analysts with proven expertise in special situation equity research and in distressed securities. The analyst group has the background to analyze many industries, but has a primary focus on telecommunications and technology. Tejas Securities believes that the rapid changes in each of these industries provide excellent investment opportunities.

Tejas Securities believes that the number of high quality technology companies being formed in the Austin area is significant and will continue to grow. Tejas Securities believes that its research department is well suited to cover these companies and will focus some of its research resources to providing research coverage of these companies. The research department will cover both public companies as well as identify private companies that are candidates for becoming publicly traded companies.

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

INVESTMENT BANKING

Tejas Securities raises capital through public and private offerings of securities for corporations that are engaged in a variety of businesses. Tejas Securities participates in underwritings of corporate securities as a syndicate member, and has in the past acted as the managing underwriter. Management of an underwriting transaction is generally more profitable than participation as a member of an underwriting syndicate. Tejas Securities also provides advisory services for companies involved in merger and acquisition activities.

As an underwriter, Tejas Securities may also be subject to potential liability under federal and state securities laws and other laws if the registration statement or prospectus contains a material misstatement or omission. Tejas Securities' potential liability as an underwriter is uninsured.

Tejas Securities' participation in or initiation of underwritings may be limited by the financial requirements of the SEC and NASD. See "- Net Capital Requirements."

During 1998, Tejas Securities acted as the managing underwriter or co-managing underwriter for initial public offerings of three common stock offerings and one preferred stock offering, raising approximately $30 million for corporate finance clients. During 1999 and 2000, Tejas Securities was active in the private placement of securities for an external client and the Fund, and established recurring corporate advisory fees. Tejas Securities generated $1,831,326, $925,616 and $2,584,770 in investment banking revenues for the years ended 2000, 1999 and 1998, respectively, or 12%, 3% and 25% of total revenue, respectively.

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

EMPLOYEES

On December 31, 2000, Tejas Securities had approximately 55 employees, a reduction of 35 employees from December 31, 1999. Of these employees, 39 work in sales, 4 in trading, 6 in research and investment banking and the remaining employees perform management and administrative functions. It is Tejas Securities' goal to use the sales support functions that are currently in place to support additional sales staff. Tejas Securities believes that taking advantage of the infrastructure currently in place will allow an increase in productivity in the sales area with minimal additional support cost. During 2000, Tejas Securities reduced the number of redundant positions, reduced bonus payments to administrative and management personnel, and eliminated a few revenue producing individuals in an effort to lower fixed costs.

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

Various legislative and regulatory developments have also tended to increase competition within the industry or reduced profits for the industry. In particular, on November 12, 1999, the Gramm-Leach-Bliley Act (the "Act") became law. Under the Act, a bank holding company that elects to become a financial holding company may engage in any activity that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines by regulation or order is (1) financial in nature, (2) identical to any such financial activity, or (3) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depositary institutions or the financial system generally. The Act effects significant changes to United States banking law, primarily by repealing restrictive provisions of the 1933 Glass-Steagall Act. The Act also provides for certain activities which are financial in nature, including, among others, lending, exchanging, transferring, investing for others, or safeguarding money or securities; and providing financial, investment or economic advisory services, underwriting, dealing in or making a market in securities. The Company anticipates that these changes will result in an increase in the number, size and financial strength of potential competitors.

The securities industry has experienced commission discounting by broker-dealers competing for retail brokerage business. The continuation of such discounting and an increase in the number of new and existing firms offering discounts could adversely affect Tejas Securities' retail equity business. However, Tejas Securities has historically derived the majority of its commission revenue from institutional customers that tend to purchase larger blocks of securities than individual customers. Transactions with institutional customers have not been subject to the same level of discounting that brokerage firms experience with retail customers due to the size of the transactions. In addition, Tejas Securities has concentrated its research efforts on debt securities, which have not experienced as significant of discounting as equity securities.

In its investment banking activities, Tejas Securities competes with other brokerage firms, venture capital firms, banks and all other sources of capital for small, growing companies. Large national and regional investment banking firms routinely manage offerings of a size that is competitive with Tejas Securities. When the market for initial public offerings is active, many small regional firms that do not typically engage in investment banking activities may also begin to compete with Tejas Securities.

FEES ON MARGIN LOANS

Tejas Securities derives a portion of its income from fees generated on margin loans made to Tejas Securities' customers and financed through our clearing organization, First Clearing Corporation. A margin account allows the customer to deposit less than the full cost of the securities purchased while First Clearing Corporation lends the balance of the purchase price to the customer, secured by the purchased securities. Customers are charged interest on the amount borrowed to finance their margin transactions ranging from 0.25% below to 2.75% above the broker call rate, which is the rate at which brokers can generally obtain financing using margined and firm owned securities as collateral. Tejas Securities earns a fee equal to 50% of the interest charged on customer margin loans. As of December 31, 2000, the total of all customer securities pledges on debit balances and held in active margin accounts was approximately $6,500,000.

SECURITIES INDUSTRY PRACTICES

Tejas Securities is registered as a broker-dealer with the SEC and the NASD. Tejas Securities is registered as a securities broker-dealer in 35 states and the District of Columbia. Tejas Securities is also a member of the Securities Investors Protection Corporation, which provides Tejas Securities' customers with insurance protection for amounts of up to $500,000 each, with a limitation of $100,000 on claims for cash balances. Tejas Securities has also acquired an additional $10,000,000 in insurance coverage through Seabury & Smith, as added protection for individual customers' securities, covering all clients of Tejas Securities' institutional and retail customers.

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

At December 31, 2000 and 1999 Tejas Securities elected to use the alternative method permitted by the Rule, which requires it to maintain minimum net capital, as defined, equal to the greater of $250,000 in both 2000 and 1999 or 2% of aggregate debit balances arising from customer transactions, as defined. At December 31, 2000, Tejas Securities had net capital of $1,094,469, which was $844,469 in excess of the minimum amount required. At December 31, 1999, Tejas Securities had net capital of $2,813,049, which was $2,563,049 in excess of the minimum amount required.

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

WE ARE SUBJECT TO MARKET FORCES BEYOND OUR CONTROL WHICH COULD IMPACT US MORE SEVERELY THAN OUR COMPETITORS.

We, like other securities firms, are directly affected by economic and political conditions, broad trends in business and finance and changes in volume and price levels of securities transactions. In recent years, the U.S. securities markets have fluctuated considerably and a downturn in these markets could adversely affect our operating results. In October 1987, October 1998 and from April 2000 through March 2001, the stock market suffered major declines, as a result of which many firms in the industry suffered financial losses. Additionally, the level of individual investor trading activity decreased after these events. Reduced trading volume and prices have historically resulted in reduced transaction revenues. When trading volume is low, our profitability may be adversely affected because our overhead remains relatively fixed, despite lower compensation costs associated with commission revenues. Severe market fluctuations in the future could have a material adverse effect on our business, financial condition and operating results. Although we have diversified our product and service revenue streams, some of our competitors with more diverse product and service offerings might withstand such a downturn in the securities industry better than we would.

OUR CUSTOMERS MAY DEFAULT ON THEIR MARGIN ACCOUNTS, EFFECTIVELY PASSING THEIR LOSSES ON TO US.

Our customers sometimes purchase securities on margin through our clearing organization; therefore we are subject to risks inherent in extending credit. This risk is especially great when the market is rapidly declining. In such a decline, the value of the collateral could fall below the amount of a customer's indebtedness. Specific regulatory guidelines mandate the amount that can be loaned against various security types. We rigorously adhere to these guidelines and in a number of instances exceed those requirements. Also, independent of our review, our corresponding clearing organization independently maintains a credit review of our customer accounts. If customers fail to honor their commitments, the clearing organization would sell the securities held as collateral. If the value of the collateral were not sufficient to repay the loan, a loss would occur. Any such losses could have a material adverse effect on our business, financial condition and operating results.

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

OUR TRADING SYSTEMS MAY FAIL, RESULTING IN SERVICE INTERRUPTIONS.

We receive and process trade orders through internal trading software and touch-tone telephone. Thus, we depend heavily on the integrity of the electronic systems supporting this type of trading. Heavy stress placed on our systems during peak trading times could cause our systems to operate too slowly or fail. If our systems or any other systems in the trading process slow down significantly or fail even for a short time, our customers would suffer delays in trading, potentially causing substantial losses and possibly subjecting us to claims for such losses or to litigation claiming fraud or negligence. During a systems failure, we may be able to take orders by telephone; however, only associates with securities broker's licenses can accept telephone orders, and an adequate number of associates may not be available to take customer calls in the event of a systems failure. In addition, a hardware or software failure, power or telecommunications interruption or natural disaster could cause a system failure. Any systems failure that interrupts our operations could have a material adverse effect on our business, financial condition and operating results.

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

In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of listed companies. Some of these fluctuations may be due to speculative trading by individual investors, including investors commonly referred to as "day traders." These broad market factors may materially adversely affect the market price of our common stock, regardless of our actual operating performance.

ITEM 2.  PROPERTIES

The Company's headquarters are located at 2700 Via Fortuna, Suite 400, Austin, Texas. The Company leases space for its offices in Austin and Houston, Texas and Atlanta, Georgia, which consist of approximately 24,700 square feet, 5,400 square feet and 2,500 square feet, respectively. Future commitments associated with the leases are included in the footnotes to the consolidated financial statements. These leases are for terms of seven years , three years and four years, respectively, and contain renewal options. In December 2000, the Company subleased approximately 60% of its space in the Austin location effective January 1, 2001. In March 2001, the Company subleased approximately 15% of its Houston office space.

ITEM 3.  LEGAL PROCEEDINGS

There are no liabilities arising from claims or legal actions that management believes would have a significant adverse effect on the consolidated financial position or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock was cleared for trading on the NASDAQ electronic bulletin board on March 10, 2000. The Company's common stock trades under the symbol "WSTE." On December 31, 2000, there were in excess of 350 holders of record of the Company's common stock and in excess of 10 beneficial holders of the Company's common stock. The following table sets forth for the periods indicated the high and low market prices for the common stock. The Company has not paid cash or stock dividends and has no present plan to pay any such dividends. The payment of future dividends will be decided by the Board of Directors and will be based upon the Company's future earnings, financial condition and capital requirements.

                             1st Qtr.        2nd Qtr.       3rd Qtr.       4th Qtr.
2000:
Stock Price Range
High                       $    11.000     $    11.000     $    3.250     $    4.000
Low                        $     1.870     $     2.500     $    2.750     $    1.187


ITEM 6. SELECTED FINANCIAL DATA

The summary statement of operations data and the summary statement of financial condition data as of and for each of the years in the five-year period ended December 31, 2000 is as follows. Historical financial results may not be indicative of future performance of the Company or its affiliates.

                                                        AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                       --------------------------------------------------------------------------
                                            2000            1999            1998           1997            1996
STATEMENT OF OPERATIONS DATA:

Commissions                            $ 16,818,686      25,291,212       7,932,780      4,810,520      3,648,255
Investment banking                        1,831,326         925,616       2,584,770        752,554              0
Trading income (loss)                    (4,076,629)      3,475,539        (272,811)       833,227        567,537
Other                                       135,902         740,342          23,530          9,248         41,720
Total revenue                            14,709,285      30,432,709      10,268,269      6,405,549      4,257,512

Employee compensation                    13,954,116      19,992,928       7,397,860      4,459,420      3,448,700
Other expenses                            7,618,831       4,802,555       3,431,631      1,453,086      1,015,567
Total expenses                           21,572,947      24,795,483      10,829,491      5,912,506      4,464,267

Income (loss) before income taxes
and minority interest                    (6,863,662)      5,637,226        (561,222)       493,043       (206,755)
Income tax expense (benefit)             (2,214,012)      2,201,598        (163,900)        19,008              0
Minority interest                          (650,510)        297,285               0              0              0

Net income (loss)                      $ (3,999,140)      3,138,343        (397,322)       474,035       (206,755)

Earnings (loss) per share:
Basic                                  $      (0.32)           0.25           (0.04)
Diluted                                $      (0.32)           0.22           (0.04)

Weighted average shares
outstanding:
Basic                                    12,617,210      12,501,191      10,664,369
Diluted                                  12,617,210      15,291,965      10,664,369

STATEMENT OF FINANCIAL CONDITION
DATA:
Cash and cash equivalents              $    482,562       2,732,175         201,312        170,474        275,165
Deposit with clearing organization          250,000         100,000         100,000        100,000        100,000
Receivable from clearing                  2,842,196       4,540,052       1,405,648        725,707        351,357
organization
Securities owned                          2,433,022       6,207,748       1,539,424        634,419        952,092
Other assets                              3,397,959       2,534,127         695,843        343,978        267,229
Total assets                           $  9,405,739      16,114,102       3,942,227      1,974,578      1,945,843

Accounts payable, accrued expenses
 and other liabilities                 $  1,869,821       2,905,020         577,736        141,330         38,480
Securities sold, not yet purchased          446,078         187,940               0              0              0
Payable to clearing organization          2,563,240       6,196,059       1,459,678        608,848      1,007,514
Line of credit                            1,500,000               0               0              0              0
Notes payable                               750,000               0               0              0              0
Subordinated debt                         1,000,000       1,000,000         500,000              0              0
Total liabilities                         8,129,139      10,289,019       2,537,414        750,178      1,045,994

Minority interest                           377,382         976,725               0              0              0

Common stock                                 12,661          12,537          11,615          9,580          9,926
Additional paid in capital                1,719,349       1,669,473       1,461,456        937,298        855,085
Subscription receivable                           0               0         (96,263)      (100,000)             0
Treasury stock                                    0               0               0        (47,805)             0
Retained earnings (deficit)                (832,792)      3,166,348          28,005        425,327         34,838
Total stockholders' equity                  899,218       4,848,358       1,404,813      1,224,400        899,849

Total liabilities and
stockholders' equity                   $  9,405,739      16,114,102       3,942,227      1,974,578      1,945,843

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company generated negative cash flows from operations in the year 2000 of approximately $4.2 million. This use of cash was as a result of operating losses incurred throughout the year. Management took several proactive steps to help mitigate the negative cash flows from operations which include: reductions of approximately 50% of staff primarily from non-revenue generating positions; the sub-lease of approximately 60% of the Company's main corporate space; the change to a new clearing organization in an effort to reduce clearing charges; initiated a hiring freeze with the exception of revenue producers; and reductions in redundant information systems. These and other cost control measures were initiated beginning in May. Management believes that these measures should provide positive results in 2001.

As of December 31, 2000, the Company's liabilities included $3,250,000 in short-term debt and approximately $1,600,000 in payables for operating activities. The short-term debt included $1,000,000 in subordinated debt issued to Clark N. Wilson, a $1,500,000 line of credit with a bank, which matured on February 15, 2001 (as described below), and $750,000 in short-term demand notes to John J. Gorman and Charles H. Mayer, which both matured on February 7, 2001 (as described below).

In September 1998, Tejas Securities issued subordinated debt in exchange for $500,000 from Clark Wilson, a current member of the Board of Directors. The subordinated debt was a short-term loan agreement used to increase equity capital required for Tejas Securities' underwriting activities. In November 1998, Tejas Securities extended the repayment terms of the loan agreement so that the loan became due and payable in November 2001. The loan accrues interest at 11.5 percent per annum and is considered equity capital for NASD purposes. As a condition of the loan agreement, Tejas Securities issued warrants to the lender to purchase 112,500 shares of common stock of Tejas Securities (279,281 shares of the Company's common stock giving effect to the Merger), exercisable at a price of $2.65 per share ($1.07 per share giving effect to the Merger).

In June 1999, Tejas Securities completed the second issuance of subordinated debt in exchange for $500,000 from Clark Wilson. The proceeds from the loan agreement were used to finance the expansion activities of Tejas Securities, as well as contribute to operating activities. The loan accrues interest at 11.5 percent per annum and is also considered equity capital for NASD purposes. As a condition of the loan agreement, Tejas Securities issued additional warrants to the lender to purchase 112,500 shares of common stock of Tejas Securities (279,281 shares of the Company's common stock giving effect to the Merger) exercisable at a price of $2.65 per share ($1.07 per share giving effect to the Merger) of common stock. The warrants associated with the September 1998 and June 1999 subordinated debt were cancelled in 1999 in an agreement with Clark Wilson. On January 1, 2000, the Company issued options to purchase 558,563 shares of the Company's common stock to Clark Wilson. The purchase price of the shares is $1.07 per share and expires four years from the date of the grant. The options were intended to constitute non-qualified stock options.

On February 27, 2001, the Company restructured the $1,000,000 of subordinated debt with Clark Wilson. Clark Wilson granted the Company an option to extend the maturity of the subordinated debt at its discretion for a period of at least one year not to exceed three years. In consideration for this option, the Company paid $20,000 to Clark Wilson. The subordinated debt was originally issued in increments of $500,000 in September 1998 and June 1999.

On March 6, 2001, the Company restructured its line of credit. The Company secured the line of credit in June 2000 to facilitate its working capital needs. Originally, the loan accrued interest at a rate of prime plus one, with interest due on a quarterly basis. The Company pledged its ownership of 4,808,555 shares of Tejas Securities common stock and John Gorman provided a personal guarantee. Additionally, the line of credit contained loan covenants of $2,500,000 of minimum net worth and $1,500,000 of working capital. The Company's shares of Tejas Securities common stock and John Gorman's pledge remain as collateral for the line of credit. The bank agreed to restructure the line of credit in February 2001 in exchange for a $500,000 principal reduction and current payments of interest. Upon modification, the line of credit was converted into a term loan in the amount of $1,000,000. The modified note matures on April 1, 2002 and requires monthly payments of $50,000 plus accrued interest with payments beginning April 1, 2001. Upon maturity of the note on April 1, 2002, all unpaid principal plus interest will become due and payable. The $500,000 principal reduction paid on March 8, 2001 reduced the Company's outstanding debt from $3,250,000 on December 31, 2000 to $2,750,000 as of March 15, 2001.
Additionally, there are no financial covenants governing the loan.

Effective February 7, 2001, the Company restructured the short-term demand notes to John Gorman, Chairman and Chief Executive Officer, and Charles Mayer, President and Chief Operating Officer, into term notes with new maturity dates of March 7, 2002. In November 2000, the Company entered short-term loan agreements with John Gorman and Charles Mayer for $500,000 and $250,000, respectively. These loans were secured to facilitate short-term working capital needs and to satisfy certain regulatory requirements of Tejas Securities. The demand loans accrued at the prime rate, with interest due on a quarterly basis, and were unsecured.

A material portion of the Company's commission revenues are generated by the brokering of securities from United States domiciled companies that are rated below investment grade and classified as distressed. The Company dedicates the majority of its in-house research to analyzing distressed companies, which, in turn, helps facilitate the brokering of these distressed securities. The recent and ongoing economic slowdown in the domestic United States economy could increase the opportunities in domestic distressed securities. Management expects the slowing United States economy will provide increased opportunities for the Company to research and generate additional commission revenues in the distressed bond market, however, there can be no assurance that additional revenues will be realized.

The Company is currently seeking additional funding in the form of short-term loans and additional equity. However, there can be no assurance that additional debt or equity funds will be raised. Management believes it will be able to generate positive cash flows from operations to fund its liabilities as they come due, although the Company's business is susceptible to the volatility of the capital markets.

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

Tejas Securities also utilizes the receivable balance from its clearing organization, First Clearing Corporation to fund operating and investing activities. The receivable balance represents the residual equity due to Tejas Securities from First Clearing Corporation if Tejas Securities liquidated all of its investment security holdings. The receivable balance from the clearing organization is also used to secure temporary financing from First Clearing Corporation for the purchase of investments in Tejas Securities' trading accounts. The receivable balance held at First Clearing Corporation may fluctuate depending on factors such as the market valuation of securities held in Tejas Securities' trading accounts, realized trading profits, commission revenue, cash withdrawals and clearing costs charged to Tejas Securities for conducting its trading activities. As of December 31, 2000, the receivable balance from the clearing organization was $2,842,196.

Cash Flows From Operating Activities

A material portion of the Company's commission revenues are generated by the brokering of securities from United States domiciled companies that are rated below investment grade and classified as distressed. The Company dedicates the majority of its in-house research to analyzing distressed companies, which, in turn, helps facilitate the brokering of these distressed securities. The recent and ongoing economic slowdown in the United States economy could increase the opportunities in distressed securities. Management expects the slowing United States economy will provide increased opportunities for the Company to research and generate additional commission revenues in the distressed bond market, however, there can be no assurance that additional revenues will be realized.

Net cash provided (used) by operating activities was $(4,191,924), $1,481,301 and $(858,413) in 2000, 1999 and 1998, respectively. The net cash provided
(used) by operating activities is impacted primarily by the brokerage operating activities and changes in the brokerage-related assets and liabilities.

In 2000, the most significant uses of cash were from the decrease in the payable to the clearing organization and the increase in federal income taxes receivable. The $1,934,963 decrease in the payable to the clearing organization resulted from decreases in securities owned of $3,774,726, taking into account market value adjustments. The increase in federal income taxes receivable resulted from payment of 1999 accrued income taxes of $863,821 in 2000, and the subsequent receivable balance of $1,808,214 due to operating losses incurred in 2000. The primary sources of cash related to the reduction of securities owned of $3,774,726 and the reduction of other investments of $932,253. These decreases represented the liquidation of investments needed to fund operating expenses during the year. The net effect of these transactions was $99,981 in cash proceeds, with the remaining $4,291,905 reduction consisting of $3,999,140 net loss plus changes in other assets and liability accounts.

In 1999, the most significant sources of cash related to the increase in the payable to the clearing organization and the increase in accrued liabilities. The $4,736,381 increased payable to the clearing organization corresponds to the overall increase in securities owned of $4,668,324, taking into account market value adjustments. The $2,327,284 increase in accounts payable, accrued expenses and other liabilities related to the remaining 1999 estimated income tax liability for the Company and employee compensation accruals. The primary uses of cash included the increase in securities owned and the increase in the receivable from clearing organization of $3,134,404. The increase in the receivable from clearing organization was due to the increased level of commission and trading activity during 1999, and the retention of a portion of the proceeds. Other significant uses of cash related to the conversion of the $700,088 performance fee earned by the manager of the Fund into equity of the Fund, and the $500,955 increase in employee and shareholder receivables. The net cash effect of these transactions was the use of $1,940,106 in cash, with the remaining $3,421,407 addition consisting of net income plus changes in other asset and liability accounts.

In 1998, the most significant use of cash related to the $679,941 increase in the receivable from the clearing organization. The increased receivable was indirectly the result of Tejas Securities' use of proceeds from the $500,000 subordinated debt agreement. Proceeds from the debt were used for operations thereby allowing Tejas Securities to retain a larger receivable balance with the clearing organization. In addition, Tejas Securities' overall investment in securities increased by $905,005 from 1997 to 1998. This increase corresponds to the $850,830 increase in payable to the clearing organization, taking into account market value appreciation of the securities. The net cash effect of these transactions was the use of $734,116, with the remaining reduction of $124,297 consisting of net income plus changes in other asset and liability accounts.

The Company anticipates that a significant portion of the cash provided from future operating activities of Tejas Securities might be used to reduce the Company's overall debt structure. In addition, future operating cash flows may be used to facilitate additional investing activities.

Cash Flows Used In Investing Activities

Net cash used by investing activities was $358,856, $318,918 and $188,484 in 2000, 1999 and 1998, respectively. In 2000, the Company purchased $422,540 in furniture, fixtures and leasehold improvements as it expanded its corporate headquarters and established a presence in Houston, Texas. In 1999, Tejas Securities advanced $116,004 to TSG Capital, LLC in conjunction with the organizing of the Fund. The remaining cash uses in 1999 and 1998 are directly the result of capital expenditures for office expansion in Austin, Atlanta and New York. During 1998, Tejas Securities opened an additional office in New York as part of its expansion into the investment banking and retail brokerage segments of the industry. The New York office was subsequently closed during 1999.

Cash Flows From Financing Activities

Net cash provided by financing activities was $2,301,167, $1,368,480 and $1,077,735 in 2000, 1999 and 1998, respectively.

In May 2000, an employee of the Company exercised non-qualified stock options to purchase 124,125 shares of the Company's common stock at $0.40 per share ($50,000 in stock proceeds). During November 2000, the Company issued $750,000 in short-term demand notes to John J. Gorman and Charles H. Mayer as described above. In June 2000, the Company established a line of credit for $1,500,000 with a bank as described above.

During 1999, Tejas Securities issued $500,000 of subordinated debt to Clark N. Wilson as described above. In addition, the Company issued 2,698,415 shares of stock (1,086,975 shares of Tejas Securities common stock before the exchange ratio) with a value of $775,884 through a subscription program. In 1999, $750,164 of the current and prior year subscriptions was collected.

Financing activities provided $1,000,000 in cash during 1998 through the issuance of subordinated debt as noted above. Of the $1,000,000 of debt issued in 1998, $500,000 was repaid to the lender. In addition, Tejas Securities received $475,405 in proceeds from common stock issuance to management, as well as $98,593 on the sale of treasury stock to members of management.

Results Of Operations

The following table presents additional information regarding the results of operations as presented in Item 6.

                                                             Year Ended December 31,
                                            2000                           1999                    1998
                                  ------------------------        -----------------------        --------
                                   (000's)        % Change        (000's)        % Change        (000's)
                                  --------        --------        --------       --------        --------
Revenues:
Commissions                       $ 16,819             (33)         25,291            219           7,933
Underwriting and
investment                           1,831              98             926            (64)          2,585
  banking
Net dealer inventory and
  investment income                 (4,077)           (217)          3,476             --            (273)
Other income                           136             (82)            740          2,983              24
                                  --------        --------        --------       --------        --------
                                  $ 14,709             (52)         30,433            196          10,269

Expenses:
Commissions, employee
  compensation and benefits       $ 13,954             (30)         19,993            170           7,398
Clearing and floor                     966              57             615             40             439
brokerage
Underwriting                            --              --              --           (100)            590
Communications and
  occupancy                          2,033              64           1,242             52             817
Professional                         1,868              92             971            121             440
Other                                2,752              39           1,974             72           1,145
                                  --------        --------        --------       --------        --------
                                  $ 21,573             (13)         24,795            129          10,829


The decrease in commission revenues during 2000 resulted from the overall downturn in the equity markets during the year. The NASDAQ decreased approximately 50% from its all time high achieved in March 2000. In addition, the Company reduced the number of employees servicing its retail broker division as a result of the downturn in the NASDAQ market. The increase in commission revenues during 1999 is due to increased activity in agency and principal transactions during the periods. During the latter part of 1999 and the first quarter of 2000, Tejas Securities expanded its presence in Texas and Georgia through the addition of established brokers and through additional product and securities offerings. As the equity markets retreated beginning in the second quarter of 2000, Tejas Securities gradually reduced the number of brokers to a level comparable to early 1999.

Underwriting and investment banking revenues increased in 2000 through the increase in advisory fee income and participation in equity syndicates. In addition, Tejas Securities was involved in a secondary placement of TSG Internet Fund I, Ltd., (the "Fund") along with one other private placement. Underwriting and investment banking revenues declined in 1999 as a result of the discontinuation of IPO underwriting activities in October 1998. During 1999, Tejas Securities was involved in the private placement of the Fund. The remaining fees in 1999 were for advisory services and syndicate participation.

Net dealer inventory and investment income decreased during 2000 primarily from the overall market decline and the losses generated in proprietary positions. Many of the companies that Tejas Securities followed through research are involved in the telecommunications industry, which experienced substantial valuation declines. Net dealer inventory and investment income increased during 1999 primarily from favorable investment performance of companies in the telecommunications and Internet industries. Much of this increase was due to merger and acquisition activity within those sectors, and consequently the appreciation in the underlying securities, both debt and equity.

During 2000, the Fund generated substantial losses, thereby eliminating any performance fee income for Tejas Securities, and reducing other income from the 1999 amounts. Other income increased in 1999 from the addition of the year-end performance fee received from the Fund. Tejas Securities earned 20% of the increase in market value of the Fund on an annual basis. Otherwise, other revenues were consistent between 1999 and 1998.

Commissions, employee compensation and benefits decreased in 2000 due to market declines. Commission revenues decreased significantly during the year, thereby reducing commission expense to brokers. In addition, Tejas Securities eliminated redundant administrative positions and reduced its bonus payments to administrative and management personnel. Commissions, employee compensation and benefits increased in 1999 primarily because of the increase in commission revenue. General and administrative salaries and other employee benefits increased due to overall salary increases and additional hires. Incentive compensation and year-end bonus accruals increased as a result of higher profits.

Clearing and floor brokerage costs increased in 2000 as Tejas Securities aggressively expanded its market making activities and the number of retail brokers during the first quarter of 2000. As the markets declined after the first quarter, clearing and floor brokerage costs gradually declined due to lower trading volume and a reduction in market making activities. In addition, Tejas Securities sought to lower its future clearing charges by entering an agreement with First Clearing Corporation to provide clearing services. Clearing and floor brokerage costs increased in 1999 as a result of greater trading activity in the over-the-counter equity markets and on the national exchanges. Tejas Securities' percentage of revenues derived from equity securities increased during 1999 in comparison to the volume of fixed income securities being traded.

No underwriting expenses were incurred during 2000 or 1999 as Tejas Securities did not actively engage in underwriting or investment banking activities, other than the private placement and syndicate participations. The only expenses associated with the private placement were legal fees and commission expense, which were not material to the overall financial results.

Communications and occupancy charges increased significantly during 2000 due to three factors: the Company leased new office space for its corporate headquarters in Austin, Texas, beginning in January 2000; Tejas Securities expanded its presence in Texas through the addition of a Houston office; and as a result of the expansion of its market making activities, Tejas Securities incurred additional costs associated with telecommunications and support for a larger sales force. During the second half of 2000, Tejas Securities undertook a careful examination of its fixed costs associated with communications and occupancy charges. Due to reduction in personnel and revenues, the Company sought to sublease excess office space and discontinue services that were no longer required. Communications and occupancy charges increased significantly in 1999. The increase is attributed to two factors. Tejas Securities expanded its market presence in other cities, and subsequently abandoned those markets as revenue production did not cover the fixed costs. In addition, Tejas Securities increased the availability of quote and news services to its brokers and traders in the Austin and Atlanta offices. This increase in services provided was needed to support the increase in commission generating employees.

Professional fees increased during 2000 due to increases in legal expenses, accounting fees and consulting fees. In 2000, the Company incurred approximately $600,000 in legal fees associated with the registration of the Company's common stock and legal fees for the settlement of private equity transactions. In addition, the Company incurred approximately $400,000 for settlements with clients and former employees. Tejas Securities also incurred approximately $300,000 in marketing costs associated with developing its internet site and brand awareness. The Company also incurred additional accounting costs associated with its annual reporting requirements and the registration of its common stock. Professional fees for 1999 increased significantly due primarily to the increased legal fees during the third quarter of 1999. Of the total increase for the year, $344,020 was accrued legal expenses relating to the merger of the Company; legal fees for the settlement of private equity securities transactions with its customers; and fees for general legal counsel. The remaining costs during 1999 related to consulting and accounting fees incurred during the normal course of business.

The increase in other expenses during 2000 is attributed to the first quarter increase in administrative services needed to support the expanding infrastructure. In addition, Tejas Securities added equipment leases for the expansion of the Austin office and the establishment of the Houston office. The overall increase in other expenses in 1999 is the result of increases in personnel and general and administrative services needed to support those personnel.

The income tax benefit increased during 2000 due to the $6.9 million pre-tax loss incurred. The Company's effective tax rate was 32% for 2000. Income tax expense increased during 1999 as a result of the increase in taxable income during the year. The Company's effective tax rate was 39% for 1999.

Minority interest in net income (loss) resulted from the minority stockholders of Tejas Securities subsequent to the Merger on August 27, 1999.

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

Credit risk is the potential for loss due to a customer or counterparty failing to perform its contractual obligation. Tejas Securities clears its securities transactions through a clearing organization. Under the terms of the clearing agreement, the clearing organization has the right to charge Tejas Securities for its losses that result from its customers' failure to fulfill their contractual obligations. In order to mitigate risk, Tejas Securities' policy is to monitor the credit standing of its customers and maintain collateral to support customer margin balances. Further, significant portions of Tejas Securities' assets are held at its clearing organization, First Clearing Corporation. Therefore, Tejas Securities could incur substantial losses if its clearing organization were to become insolvent or otherwise unable to meet its financial obligations. First Clearing Corporation has in excess of $486 million in capital and has historically met all of its obligations to Tejas Securities.

Operating risk arises from the daily conduct of Tejas Securities' business and relates to the potential for deficiencies in control processes and systems, mismanagement of Company activities or mismanagement of customer accounts by its employees. Tejas Securities relies heavily on computer and communication systems in order to conduct its brokerage activities. Third party vendors, such as the clearing organization and news and quote providers, provide many of the systems critical to Tejas Securities' business. Tejas Securities' business could be adversely impacted if any of these systems were disrupted. Tejas Securities mitigates the risk associated with systems by hiring experienced personnel, and providing employees with alternate means of acquiring or processing information. In order to mitigate the risk associated with mismanagement of Company activities or customer accounts, Tejas Securities utilizes compliance and operations personnel to review the activities of administrative and sales personnel. In addition, the activities of management are actively reviewed by other members of management on a regular basis and by the Board of Directors.

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

Tejas Securities' trading securities were $2,433,022 in long positions and $446,078 in short positions at December 31, 2000. These trading securities may be exchange listed, Nasdaq or other over-the-counter securities on both long and short positions. The potential loss in fair value, using a hypothetical 10% decline in prices, is estimated to be $288,000 as of December 31, 2000. A 10% hypothetical decline was used to represent a significant and plausible market change.

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

     NAME                 AGE                      POSITION
-------------------       ---      -----------------------------------------------
John J. Gorman            40       Director, Chairman and Chief Executive Officer
Charles H. Mayer          53       Director, President and Chief Operating Officer
Robert E. Gillette        35       Secretary
A. Reed Durant            46       Director of Compliance
Kurt J. Rechner           40       Chief Financial Officer and Treasurer
John F. Garber            31       Director of Finance
Barry A. Williamson       42       Director
Clark N. Wilson           43       Director

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

CHARLES H. MAYER. Mr. Mayer joined us in September 1999 as the Chief Operating Officer and a Director. Mr. Mayer became our President in December 2000. From 1995 until he joined Tejas Securities, Mr. Mayer was self-employed and managed personal investments in a number of companies not related to the securities industry. From 1990 to 1995, Mr. Mayer was the Managing Director and Chief Information Officer with CS First Boston. Other experience includes 21 years in senior positions with Morgan Stanley, Tech Partners, Salomon Brothers, Lehman Brothers and the Federal Reserve Bank of New York. Mr. Mayer earned a BBA and MBA from Seton Hall University.

ROBERT E. GILLETTE. Mr. Gillette became Secretary and Treasurer in January 2000. Mr. Gillette served as our Treasurer until September 2000. Mr. Gillette joined Tejas Securities in March 1998 as Senior Vice President and manager of the Atlanta branch office. Prior to joining Tejas Securities, Mr. Gillette was a Vice President at Marion Bass Securities from April 1996 to December 1997, a Vice President at Addison Securities from November 1994 to April 1996, a Vice President at the GMS Group from July 1994 to November 1994 and a Vice President at APS Financial Inc. from December 1993 to July 1994. Mr. Gillette graduated from the University of Georgia with a B.A. in Political Science in 1988 and received his J.D. degree with honors from the Atlanta Law School in 1993.

A. REED DURANT. Mr. Durant became our Director of Compliance in August 1999. Mr. Durant joined Tejas Securities in November 1998 as the Compliance Director. From January 1996 until joining Tejas Securities, Mr. Durant worked as Senior Compliance Examiner for the NASD in the Regulation and Enforcement area. From 1988 until joining the NASD, Mr. Durant worked at Principal Financial Securities. Mr. Durant brings over 20 years experience in the securities industry, including 8 years as Compliance Director of a 400-broker, 30-branch NYSE member firm. Mr. Durant graduated from Texas Tech University with a BA in economics.

KURT J. RECHNER, CPA, CFA. Mr. Rechner became our Chief Financial Officer in January 2000 and our Treasurer in September 2000. Mr. Rechner has spent the past nineteen years in the financial services industry. Prior to joining Tejas Securities, Mr. Rechner was employed from 1997 through 1999 as an Executive Vice President, Finance & Operations, CFO for Xerox Federal Credit Union. From May 1995 to 1997 Mr. Rechner was the Chief Executive Officer for Prism Capital Management, LLC, which managed a global fixed income hedge fund. From 1990 through May 1995, Mr. Rechner was the Senior Vice President of Accounting and Finance for Security Service Federal Credit Union. Mr. Rechner earned a B.S. in Business Administration from the University of Illinois in 1984 and an M.B.A. from Trinity University in 1985. Mr. Rechner also holds the professional designations of Certified Public Accountant and Chartered Financial Analyst.

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

BOARD COMMITTEES

The Compensation Committee consists of Barry A. Williamson and Clark N. Wilson. The Compensation Committee administers the Westech Capital Corp. Stock Option Plan. See "-Westech Capital Corp. 1999 Stock Option Plan." The Compensation Committee's responsibilities include:

o making recommendations to the board of directors regarding the Company's policies relating to, and the amounts and terms of all compensation to the Company's executive officers;

o administering and discharging the employee stock plans, option plans and such other compensation plans that are established by the board of directors from time to time;

o        engaging any professional advisors as it deems appropriate; and

o fulfilling such other powers and duties as determined and delegated by the board of directors from time to time.

The Audit Committee was formed in May 2000, and consists of Barry A. Williamson and Clark N. Wilson. The Audit Committee's responsibilities include:

o reviewing, with our independent auditors, the Company's financial statements and internal accounting controls and the plans and results of the audit engagement;

o        reviewing the independence of the Company's independent auditors;

o        reviewing the adequacy of the Company's internal accounting controls;

o preparing an annual report on executive compensation for inclusion in the Company's proxy statement for the annual meeting of shareholders; and

o fulfilling such other powers and duties as determined and delegated by the board of directors from time to time.

All of the members of both the Compensation Committee and the Audit Committee have attended all of the meetings during the year.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No executive officer of the Company served as a member of the compensation or similar committee or Board of Directors of any other entity, other than the Company's subsidiaries, of which an executive officer served on the Company's Compensation Committee or Board of Directors.

In October 1999, the Company and Barry Williamson entered into a consulting agreement. The agreement called for Mr. Williamson to provide the Company with consulting services on a month-to-month basis at the rate of $12,500 per month, plus out of pocket expenses. In 2000, the Company restructured its agreement with Mr. Williamson, whereby he would receive $6,250 per month for consulting services, plus out of pocket expenses. The consulting agreement with Mr. Williamson was terminated effective February 28, 2001.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE OFFICER COMPENSATION

The following table sets forth information concerning compensation of our Chief Executive Officer and other highly compensated executive officers whose salary and bonuses exceeded $100,000 for the year ended December 31, 2000, the "named executive officers."

  NAME AND PRINCIPAL
       POSITION               YEAR       SALARY (1)          BONUS        FORGIVEN DEBT  COMMISSIONS (2)
-----------------------       ----       ----------       ----------      -------------  ---------------
John J. Gorman                2000       $        0       $        0       $        0       $1,983,699
Chairman and Chief            1999                0                0                0        5,850,050
Executive Officer             1998          125,000                0          135,114          709,309

Charles H. Mayer (3)          2000          153,000          200,000                0                0
President and Chief           1999           66,667           25,000                0                0
Operating Officer

Robert Gillette (5)           2000           80,000                0            5,000          244,771
Secretary                     1999           72,000                0                0          504,659
                              1998                0            1,000                0           87,175

Kurt J. Rechner (5)           2000          146,731           46,000                0                0
Chief Financial Officer
and Treasurer

Jay W. Van Ert (3)            2000          176,667          300,000                0           83,397
                              1999          250,000          156,386                0          285,256
                              1998          183,333                0                0           47,255

Joseph F. Moran (4)           2000                0                0                0          183,434
                              1999                0                0                0        1,016,538
                              1998                0                0                0        1,023,280

(1) Does not include certain prerequisites and other personal benefits that are standard in the industry and have a total value of less than 10% of the total annual salary, bonus and commissions reported for the named executive officer.

(2) In association with its underwriting activities, Tejas Securities was given warrants to purchase stock as partial consideration. All of the warrants had a strike price that was greater than the initial public offering price of the underlying stock. Tejas Securities distributed these warrants to certain members of the working group on these public offerings. None of the executive officers listed received warrants that are currently exercisable for less than the current trading price of the underlying stock. Consequently, no value is included in the commissions for these warrants.

(3) Mr. Van Ert acted as the President from August 1999 to December 13, 2000. Mr. Mayer became the President on December 14, 2000.

(4) Mr. Moran acted as the Managing Director and Vice Chairman from August 1999 to October 30, 2000.

(5) Mr. Gillette acted as the Treasurer from January 2000 to September 20, 2000, at which point Mr. Rechner was appointed Treasurer.

OPTION GRANTS AND EXERCISES

The following table provides information concerning grants of options to purchase our common stock made during the fiscal year ended December 31, 2000 to the named executive officers. No stock appreciation rights were granted during 2000.

                                                                                       Potential Realizable Value
                                                                                            At Assumed Annual
                                                                                           Rates of Stock Price
                                                                                         Appreciation for Option
                                          Individual Grants                                      Term(3)
                      --------------------------------------------------------------   --------------------------
                        Number
                         of
                      Securities  % of Total Options
                      Underlying      Granted
                       Options     To Employees for  Exercise Price   Expiration
     Name             Granted(1)    Fiscal Year(2)     ($/share)         Date              5%           10%
-------------------   ----------  ------------------ --------------  ---------------    --------     --------
John J. Gorman         200,000            8.85%          $2.20       January 1, 2005    $121,564     $268,624
Jay W. Van Ert          75,000            3.32%          $2.00       January 1, 2005    $ 41,442     $ 91,577
Joseph F. Moran        100,000            4.43%          $2.20       January 1, 2005    $ 60,782     $134,312
Charles H. Mayer        75,000            3.32%                      January 1, 2005    $ 41,442     $ 91,577
                       620,625           27.46%          $0.40       January 1, 2005    $ 68,587     $151,559
Kurt R. Rechner         50,000            2.21%          $2.00       January 1, 2005    $ 27,628     $ 61,051
Robert E. Gillette          --              --              --                    --          --           --


(1) One-third of the options become exercisable on each of January 1, 2000, 2001 and 2002, with the exception of the 620,625 options issued to Mr. Mayer, which were immediately exercisable.

(2) In 2000, we granted employees options to purchase an aggregate of 2,259,750 shares of common stock, of which 1,515,000 were issued under the 1999 Stock Option Plan.

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

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

The following table provides information concerning unexercised options held as of December 31, 2000 by the named executive officers. No options were exercised during this period.


                                 NUMBER OF SECURITIES               VALUE OF UNEXERCISED
                                UNDERLYING UNEXERCISED                  IN-THE-MONEY
                            OPTIONS AT DECEMBER 31, 2000      OPTIONS AT DECEMBER 31, 2000(1)
                           ------------------------------     -------------------------------
       NAME                EXERCISABLE      UNEXERCISABLE     EXERCISABLE       UNEXERCISABLE
------------------         -----------      -------------     -----------       -------------
John J. Gorman               266,667           333,333          $     --          $    --
Jay W. Van Ert               216,667           183,333          $     --          $    --
Joseph F. Moran               66,667           133,333          $     --          $    --
Charles H. Mayer             787,292           158,333          $605,109          $    --
Kurt R. Rechner                   --            50,000          $     --          $    --
Robert E. Gillette                --                --          $     --          $    --

(1) The amount set forth represents the difference between the fair market value of the underlying stock on December 31, 2000 and the exercise price of the option. The fair market value was determined by the closing price of $1.375 per share on December 29, 2000.

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

WESTECH CAPITAL CORP. 1999 STOCK OPTION PLAN

In October 1999, the Company adopted a stock option plan (the Stock Option Plan) to strengthen its ability to attract, motivate, compensate and retain employees, directors, and consultants by providing a means for such persons to acquire a proprietary interest in the Company and to participate in its growth through ownership of its common stock. The Compensation Committee of the Board of Directors administers the Stock Option Plan, provided, however, that the Board of Directors may also take all actions to administer the Stock Option Plan, including granting options.

SHARES SUBJECT TO THE PLAN

Under the Stock Option Plan, the Company can grant awards consisting of either incentive stock options or nonqualified stock options not to exceed 4,000,000 shares of the Company's common stock. That number will be adjusted automatically if the outstanding shares of common stock are increased or decreased or changed into or exchanged for a different number of shares or kind of shares or other securities of the Company or of another corporation, by reason of reorganization, split, combination of shares, or a dividend payable in common stock. Equitable adjustments to the number of shares subject to each award and to the payment required to obtain such shares will also be made so that the same proportion of shares will be subject to the award and the aggregate consideration to acquire all shares subject to the award will remain as it was prior to the re-capitalization.

For the year ended December 31, 2000, the Company granted options under the Stock Option Plan to acquire 1,515,000 shares of common stock, none of which had been exercised during the year. Of the options granted, 390,000 options were cancelled or forfeited during the year due to employee terminations. The Company had 2,400,000 options outstanding as of December 31, 2000. As of December 31, 1999, the Company had granted options under the Stock Option Plan to acquire 1,425,000 shares of common stock, none of which had been exercised or cancelled and all of which remained outstanding as of December 31, 1999. For the year ended December 31, 2000, 150,000 of the options outstanding on December 31, 1999 were cancelled or forfeited due to employee terminations.

ELIGIBILITY

All of the Company's and its subsidiaries' employees, directors and consultants are eligible to receive awards under the Stock Option Plan, but only employees are eligible to receive incentive stock options. The Compensation Committee, as administrator of the Stock Option Plan, determines the persons to whom stock option awards are to be granted; whether an option shall be an incentive stock option or nonqualified stock option or both; the number of shares of our common stock subject to each grant; and the time or times at which stock option awards will be granted and the time or times of the exercise period, which shall not exceed the maximum period described below.

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

TERMINATION OF AWARDS

The Stock Option Plan limits the time during which a holder of an option can exercise an option to no more than ten years. In addition, an optionee who leaves the Company's employment will generally have no more than three months to exercise an option, reduced to no days after employment is terminated for cause, and additional rules apply to cases of death and disability. Upon the occurrence of certain events which constitute a change of control, all granted options shall become exercisable during the period beginning on the date of the occurrence of the change of control and ending sixty days later. The Compensation Committee may, however, override the Stock Option Plan's rules, other than the ten year limit. The Company cannot grant additional options under the Stock Option Plan after October 15, 2009, the tenth anniversary of its adoption.

AMENDMENTS TO OUR STOCK OPTION PLAN

The Board of Directors may amend or terminate the Stock Option Plan, as long as no amendment or termination affects options previously granted. However, the plan requires stockholder approval of any amendment that increases the number of shares available under the plan which may be issued as incentive stock options or that modify the requirements as to eligibility to receive incentive stock options under the plan. On October 3, 2000, stockholders of the Company approved the board of directors' recommendation to increase the number of options available under the Stock Option Plan from 3,000,000 to 4,000,000 shares.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information with respect to ownership of the Company's common stock at February 28, 2001 by each beneficial owner of five percent or more of the common stock; each director; each of the named executive officers; and all directors and officers as a group.

Except as indicated on the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Options exercisable on or before February 28, 2001, are included as shares beneficially owned. For purposes of calculating percent ownership as of February 28, 2001, 12,661,343 shares were issued and outstanding and for any individual who beneficially owns shares represented by options exercisable on or before February 28, 2001, these shares are treated as if outstanding for that person but not for any other person.

                                                                          PERCENT
            NAME AND ADDRESS OF                                         BENEFICIALLY
             BENEFICIAL OWNER                          NUMBER              OWNED
--------------------------------------------       ----------------     ------------
John J. Gorman (1)(2)                                 6,048,603           46.79%
Jay W. Van Ert (1)(3)                                 1,362,162           10.58%
Joseph F. Moran (1)(4)                                2,549,288           20.03%
John R. Ohmstede (5)                                    789,435            6.24%
Charles H. Mayer (1)(6)                                 787,292            4.71%
Barry A Williamson(4)                                    66,667               *
Clark N. Wilson(4)(7)                                   625,229            4.71%
All owners of more than five percent,                                     77.87%
officers and directors as a group (10 total)

----------

* Less than 1%.

(1) The address for Messrs. Gorman, Van Ert, Moran and Mayer is 2700 Via Fortuna, Suite 400, Austin, Texas 78746.

(2) Includes 266,667 shares of common stock issuable pursuant to options granted under the 1999 Plan, which are immediately exercisable as of February 28, 2001.

(3) Includes 216,667 shares of common stock issuable pursuant to options granted under the 1999 Plan, which are immediately exercisable as of February 28, 2001.

(4) Includes 66,667 shares of common stock issuable pursuant to options granted under the 1999 Plan, which are immediately exercisable as of February 28, 2001.

(5)      The address for Mr. Ohmstede is 5905 Overlook Drive, Austin, Texas
         78731.

(6) Includes 166,667 shares of common stock issuable pursuant to an option granted under the 1999 Plan, which is immediately exercisable as of February 28, 2001. Includes 620,625 shares of common stock issuable pursuant to an option granted outside the 1999 Plan, which is immediately exercisable as of February 28, 2001.

(7) Includes 558,562 shares of common stock issuable pursuant to an option granted outside the 1999 Plan, which is immediately exercisable as of February 28, 2001.

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

LINE OF CREDIT

The Company received a $1,500,000 line of credit from its bank in June 2000. In exchange for the line of credit, John Gorman provided the bank with a personal guarantee, as collateral should the Company default on its obligation. The transaction is described in Item 7 - "Liquidity and Capital Resources."

NOTES PAYABLE

The Company issued term short-term demand notes in November 2000 in exchange for $500,000 from John Gorman, Chairman and Chief Executive Officer and $250,000 from Charles Mayer, President and Chief Operating Officer. The transactions are described in Item 7 - "Liquidity and Capital Resources."

SUBORDINATED DEBT

Tejas Securities issued subordinated debt in September 1998 in exchange for $500,000 from Clark N. Wilson, a current member of the Board of Directors. The transaction is described in Item 7 - "Liquidity and Capital Resources."

Tejas Securities completed the second issuance of subordinated debt in June 1999 in exchange for $500,000 from Clark Wilson. The transaction is described in Item 7 - "Liquidity and Capital Resources."

TSG INTERNET FUND I, LTD.

In April 1999, John J. Gorman, Jay W. Van Ert, Joseph F. Moran and Clark N. Wilson, along with three other owners of less than 5% of the Company, established TSG Capital, LLC (the "General Partner"), a Texas limited liability company, for the purpose of acting as general partner of TSG Internet Fund I, Ltd. (the "Fund"). In addition to the investment in the General Partner, Messrs. Gorman, Van Ert, Moran and Wilson invested as limited partners in the Fund. Their contributions were as follows: Mr. Gorman $200,000; Mr. Van Ert $120,520; Mr. Moran $200,000; and Mr. Wilson $100,000. John Ohmstede, a beneficial owner of more than 5% of the Company, also invested $200,000 in the Fund as a limited partner through a Trust. The total capital contribution by the General Partner was less than $50,000.

TSG Capital, LLC acted as the General Partner of the Fund and has no other operations. The managers and principal executive officers include two officers of the Company. The General Partner received a management fee equal to .375% of the average monthly net asset value of the Fund after the end of a fiscal quarter. In addition, the General Partner received a performance fee equal to 20% of the annual net profits of the Fund after the end of each fiscal year. These fees were in turn paid to the Company in exchange for providing services to the General Partner for investment management, compliance and accounting and reporting.

TSG Capital, LLC's ownership interest in the Fund was approximately 15% of the total equity of the Fund as of December 31, 1999. The Company recognized approximately $734,000 of income during 1999 from the Fund comprised of management fees of $34,066 and a performance fee of $700,088. The Company converted the $700,088 performance fee to an additional equity ownership in the Fund as of December 31, 1999. During 2000, the Company recognized approximately $79,000 in management fees. The General Partner did not earn a performance fee in 2000.

The Fund engaged the Company to solicit subscriptions for the initial $2,500,000 private placement of limited partnership interests in the Fund. In exchange for acting as the placement agent, the Company received a placement agent fee equal to 5% of the total initial capital contributions to the Fund. The total placement agent fee equaled approximately $136,000 and was paid in May 1999. In 2000, the Fund once again engaged the Company to solicit subscriptions for a secondary private placement of limited partnership interests. In exchange for acting as the placement agent, the Company received placement fees totaling approximately $230,000 for the year ended December 31, 2000.

On December 1, 2000, the General Partner elected to dissolve and liquidate the Fund effective December 15, 2000. As a result of the dissolution, the Fund had a deficit in partners' capital of $1,384, as of December 31, 2000, which will be funded by the Company.

OFFICER AND DIRECTOR RECEIVABLES

During 1999, Tejas Securities received a $200,000 note from Charles H. Mayer in conjunction with his employment agreement. The note bears no interest and is due on demand if Mr. Mayer resigns as an employee of the Company prior to December 31, 2000. In October 2000, the note was transferred to Westech at cost. In January 2001, Mayer's employment agreement was modified to allow the company to forgive the $200,000 note in equal installments of $50,000 per year for the years 2001, 2002, 2003 and 2004. Additionally, Mayer forfeited his guaranteed annual bonuses of $200,000 for the years 2000 and 2001.

SALE OF STOCK TO EMPLOYEES

In April 1999, the Company issued 2,499,315 shares of its common stock (1,006,975 shares of Tejas Securities common stock before the exchange ratio) with a value of $704,833 to employees and management of the Company. Of the shares issued, 248,250 shares (100,000 shares of Tejas Securities) were issued to a director and executive officer of the Company. An additional 50,000 shares of Tejas Securities common stock were issued to executive officers of the Company, however have not yet been converted to Company shares of common stock. The transaction was recorded as a stock subscription receivable, and was collected in full by August 1999. The following reflects the April 1999 issuance of common stock to directors or executive officers of the Company:

DIRECTOR/EXECUTIVE      TEJAS SECURITIES      COMPANY SHARES
     OFFICER            SHARES SUBSCRIBED       CONVERTED      SUBSCRIPTION PRICE
-------------------     -----------------     --------------   ------------------
John J. Gorman               100,000             248,250            $70,000
A. Reed Durant                25,000                *               $17,500
John F. Garber                25,000                *               $17,500



                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)      1.       Financial Statements
                  See Financial Statements attached hereto.


         2.       Exhibits
                  Incorporated by reference to the Exhibit Index at the end of this report.

(B)      Reports on Form 8-K

                  On December 19, 2000, the Company reported the resignation of Jay W. Van Ert as President of the Company, and the subsequent appointment of Charles H. Mayer as President.

                  On December 21, 2000, the Company reported the resignation of Jay W. Van Ert as a member of the Company's board of directors.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    WESTECH CAPITAL CORP.


                                    By: /s/ CHARLES H. MAYER
                                        ----------------------------------------
                                        Charles H. Mayer, President

Date: April 2, 2001


                                POWER OF ATTORNEY

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated:

           SIGNATURE                                   TITLE                     DATE
----------------------------------        -------------------------------    ------------
/s/ JOHN J. GORMAN                        Chief Executive Officer,           April 2, 2001
----------------------------------        Chairman of the Board
John J. Gorman


/s/ CHARLES H. MAYER                      President, Chief Operating
----------------------------------        Officer and Director               April 2, 2001
Charles H. Mayer


/s/ KURT J. RECHNER                       Chief Financial Officer and
----------------------------------        Treasurer                          April 2, 2001
Kurt J. Rechner


/s/ JOHN F. GARBER                        Director of Finance (Principal
----------------------------------        Accounting Officer)                April 2, 2001
John F. Garber

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                        Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998

                   (With Independent Auditors' Report Thereon)

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES



                                      INDEX

                                                                                                     PAGE
                                                                                                     ----
Independent Auditors' Report                                                                           1

FINANCIAL STATEMENTS:
Consolidated Statements of Financial Condition as of December 31, 2000 and 1999                        2

Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998             3

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999
   and 1998                                                                                            4

Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998             5

Notes to Consolidated Financial Statements                                                             6

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Westech Capital Corp.:

We have audited the consolidated financial statements of Westech Capital Corp. and subsidiaries (the Company) as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westech Capital Corp. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


                                                  /s/ KPMG LLP

Austin, Texas
March 22, 2001

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition

                           December 31, 2000 and 1999


                                ASSETS                               2000                1999
                                                                  -----------        -----------
Cash and cash equivalents                                         $   482,562          2,732,175
Deposit with clearing organization, restricted                        250,000            100,000
Receivable from clearing organization, partially restricted         2,842,196          4,540,052
Receivables from employees and stockholders                           334,200            627,454
Federal income taxes receivable                                     1,808,214                 --
Securities owned, at market value                                   2,433,022          6,207,748
Other investments                                                          --            932,253
Furniture and equipment, net                                          540,477            323,281
Deferred tax asset, net                                               471,552             54,086
Prepaid expenses and other assets                                     243,516            597,053
                                                                  -----------        -----------

          Total assets                                            $ 9,405,739         16,114,102
                                                                  ===========        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable, accrued expenses and other liabilities          $ 1,869,821          2,041,199
Securities sold, not yet purchased                                    446,078            187,940
Payable to clearing organization                                    2,563,240          6,196,059
Federal income taxes payable                                               --            863,821
Line of credit                                                      1,500,000                 --
Notes payable to stockholders                                         750,000                 --
Subordinated debt                                                   1,000,000          1,000,000
                                                                  -----------        -----------
          Total liabilities                                         8,129,139         10,289,019
                                                                  -----------        -----------

Minority interest in subsidiary                                       377,382            976,725

Commitments and contingencies

Stockholders' equity:
    Common stock, $0.001 par value
       50,000,000 shares authorized; 12,661,343 and
       12,537,218 issued at December 31, 2000 and
       1999, respectively                                         $    12,661             12,537
    Additional paid in capital                                      1,719,349          1,669,473
    Retained earnings (deficit)                                      (832,792)         3,166,348
                                                                  -----------        -----------
          Total stockholders' equity                                  899,218          4,848,358
                                                                  -----------        -----------
          Total liabilities and stockholders' equity              $ 9,405,739         16,114,102
                                                                  ===========        ===========



See accompanying notes to consolidated financial statements.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                      Consolidated Statements of Operations

              For the Years Ended December 31, 2000, 1999 and 1998


                                                              2000                1999               1998
                                                          ------------        ------------       ------------
Revenue:
    Commissions                                           $ 16,818,686          25,291,212          7,932,780
    Underwriting and investment banking income               1,831,326             925,616          2,584,770
    Net dealer inventory and investment income
       (loss), net of trading interest expense of
       $151,946, $516,975 and $39,072, respectively         (4,076,629)          3,475,539           (272,811)
    Other income                                               135,902             740,342             23,530
                                                          ------------        ------------       ------------
          Total revenue                                     14,709,285          30,432,709         10,268,269
                                                          ------------        ------------       ------------
Expenses:
    Commissions, employee compensation
       and benefits                                         13,954,116          19,992,928          7,397,860
    Clearing and floor brokerage                               965,889             615,273            438,944
    Underwriting expenses                                           --                  --            590,202
    Communications and occupancy                             2,033,463           1,242,370            817,382
    Professional fees                                        1,868,244             971,250            439,835
    Interest                                                   194,503              97,029             26,355
    Other                                                    2,556,732           1,876,633          1,118,913
                                                          ------------        ------------       ------------
          Total expenses                                    21,572,947          24,795,483         10,829,491
                                                          ------------        ------------       ------------
          Income (loss) before income tax expense
             (benefit) and minority interest                (6,863,662)          5,637,226           (561,222)

Income tax expense (benefit)                                (2,214,012)          2,201,598           (163,900)
                                                          ------------        ------------       ------------
          Income (loss) before minority interest            (4,649,650)          3,435,628           (397,322)

Minority interest                                             (650,510)            297,285                 --
                                                          ------------        ------------       ------------
          Net income (loss)                               $ (3,999,140)          3,138,343           (397,322)
                                                          ============        ============       ============
Earnings (loss) per share:
    Basic                                                 $      (0.32)               0.25              (0.04)
                                                          ============        ============       ============
    Diluted                                               $      (0.32)               0.22              (0.04)
                                                          ============        ============       ============
Weighted average shares outstanding:
    Basic                                                   12,617,210          12,501,191         10,664,369
                                                          ============        ============       ============
    Diluted                                                 12,617,210          15,291,965         10,664,369
                                                          ============        ============       ============


See accompanying notes to consolidated financial statements.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

              For the Years Ended December 31, 2000, 1999 and 1998


                                                                            ADDITIONAL
                                                   COMMON     PAID IN    SUBSCRIPTIONS      RETAINED        TREASURY
                                     SHARES        STOCK      CAPITAL      RECEIVABLE   EARNINGS (DEFICIT)    STOCK        TOTAL
                                   -----------  -----------  ----------  -------------  ------------------ ----------   ----------
Balance at December 31, 1997         9,580,344  $     9,580     937,298      (100,000)        425,327         (47,805)   1,224,400
Stock issuances                      1,685,337        1,685     473,720            --              --              --      475,405
Treasury stock sales                   350,313          350      50,438            --              --          47,805       98,593
Subscription collected                      --           --          --         3,737              --              --        3,737
Net loss                                    --           --          --            --        (397,322)             --     (397,322)
                                   -----------  -----------  ----------   -----------     -----------     -----------   ----------

Balance at December 31, 1998        11,615,994       11,615   1,461,456       (96,263)         28,005              --    1,404,813
Stock issuances                      2,796,295        2,796     825,973      (775,884)             --              --       52,885
Contributed capital                         --           --      94,613            --              --              --       94,613
Treasury stock purchases              (708,339)        (708)         --            --              --        (173,739)    (174,447)
Treasury stock sales                   700,065          700          --            --              --         171,414      172,114
Subscription collected                      --           --          --       750,164              --              --      750,164
Subscription cancelled                  (4,138)          (4)    (31,162)       31,166              --              --           --
Effect of reverse merger (Note 1)   (1,862,659)      (1,862)   (681,407)       90,817              --           2,325     (590,127)
Net income                                  --           --          --            --       3,138,343              --    3,138,343
                                   -----------  -----------  ----------   -----------     -----------     -----------   ----------
Balance at December 31, 1999        12,537,218  $    12,537   1,669,473            --       3,166,348              --    4,848,358
Stock issuances                        124,125          124      49,876            --              --              --       50,000
Net loss                                    --           --          --            --      (3,999,140)             --   (3,999,140)
                                   -----------  -----------  ----------   -----------     -----------     -----------   ----------
Balance at December 31, 2000        12,661,343  $    12,661   1,719,349            --        (832,792)             --      899,218
                                   ===========  ===========  ==========   ===========     ===========     ===========   ==========


See accompanying notes to consolidated financial statements.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

              For the Years Ended December 31, 2000, 1999 and 1998


                                                                                  2000            1999             1998
                                                                              -----------       ---------        --------
Cash flows from operating activities:
     Net income (loss)                                                        $(3,999,140)      3,138,343        (397,322)
     Adjustments to reconcile net income (loss) to net cash
       provided (used) by operating activities:
       Deferred tax expense (benefit)                                            (417,466)        124,414        (178,500)
       Depreciation and amortization expense                                      141,660          74,506          38,110
       Non-cash compensation expense                                               50,000              --              --
       Loss on disposition of furniture and equipment                                  --          14,011              --
       Performance fee converted to equity interest                                    --        (700,088)             --
       Minority interest                                                         (650,510)        297,285              --
       Increase in deposit with clearing organization                            (150,000)             --              --
       (Decrease) increase in payable to clearing organization, net of
          receivable from clearing organization                                (1,934,963)      1,601,977         208,113
       Decrease (increase) in receivable from employees and stockholders          293,254        (500,955)        135,949
       Increase in federal income taxes receivable                             (1,808,214)             --              --
       Decrease (increase) in securities owned                                  3,774,726      (4,668,324)       (905,005)
       Decrease (increase) in prepaid expenses other assets                       353,537        (415,092)       (196,164)
       Decrease in other investments                                              932,253              --              --
       (Decrease) increase in accounts payable, accrued expenses
          and other liabilities                                                  (171,378)      2,327,284         436,406
       Increase in securities sold, not yet purchased                             258,138         187,940              --
       Decrease in federal income taxes payable                                  (863,821)             --              --
                                                                              -----------     -----------     -----------
          Net cash provided (used) by operating activities                     (4,191,924)      1,481,301        (858,413)
                                                                              -----------     -----------     -----------

Cash flows from investing activities:
     Advances to limited partnership                                                   --        (116,004)             --
     Proceeds from sale of furniture and equipment                                 63,684              --              --
     Purchase of furniture and equipment                                         (422,540)       (202,914)       (188,484)
                                                                              -----------     -----------     -----------
          Net cash used by investing activities                                  (358,856)       (318,918)       (188,484)
                                                                              -----------     -----------     -----------

Cash flows from financing activities:
     Proceeds from issuance of notes payable and subordinated debt                750,000         500,000       1,000,000
     Principal payments on notes payable                                               --              --        (500,000)
     Net change in line of credit                                               1,500,000              --              --
     Sale of treasury stock                                                            --         172,114          98,593
     Purchase of treasury stock                                                        --        (174,447)             --
     Subscription collected                                                         1,167         750,164           3,737
     Capital contribution from acquired enterprise                                     --           3,115              --
     Capital contribution from minority interest                                       --          64,649              --
     Proceeds from stock issuances                                                 50,000          52,885         475,405
                                                                              -----------     -----------     -----------
          Net cash provided by financing activities                             2,301,167       1,368,480       1,077,735
                                                                              -----------     -----------     -----------

          Net increase (decrease) in cash and cash equivalents                 (2,249,613)      2,530,863          30,838

Cash and cash equivalents at beginning of year                                  2,732,175         201,312         170,474
                                                                              -----------     -----------     -----------

Cash and cash equivalents at end of year                                      $   482,562       2,732,175         201,312
                                                                              ===========     ===========     ===========

Supplemental disclosures:
     Interest paid                                                            $   336,299         614,004          65,427
     Taxes paid                                                               $ 1,003,749       1,110,407          23,738

Summary of non-cash transactions:

During 2000, the Company forgave $50,000 of common stock subscription receivable related to shares issued by Tejas Securities Group, Inc., a wholly-owned subsidiary, in 1999. The subscription receivable was from a former employee and has been recorded as compensation expense. (Note 5)

TSG Capital, LLC (General Partner), a wholly-owned subsidiary, acted as the general partner of TSG Internet Fund I, Ltd. (the Fund). The Fund was liquidated effective December 15, 2000. The Company recognized $700,088 of income during 1999 related to a performance fee paid by the Fund. The Company converted the full amount of the performance fee to an equity ownership of the Fund as of December 31, 1999. (Note 7)

The Company also received a non-cash contribution in 1999 totaling $116,161, representing the general partner interest of the former owners of the general partnership interest of TSG Capital, LLC. These individuals also have an ownership interest in the Company. Of this amount, $21,549 has been allocated to minority interest. (Note 7)

The Company received a non-cash capital contribution in 1999 totaling $590,127 in association with the Merger (Note 1). Of this amount, $90,817 and $2,325 of subscriptions receivable and treasury stock, respectively, which existed as of the date of the Merger, have been allocated to minority interest since these rights were not converted at the time of the Merger.


See accompanying notes to consolidated financial statements.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


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

     Tejas Securities is primarily engaged in securities brokerage, investment banking and trading activities. Tejas Securities is registered as a broker and dealer in securities with the National Association of Securities Dealers, Inc. and clears its transactions on a fully disclosed basis through First Clearing Corporation. Tejas Securities' headquarters are located in Austin, Texas and have been since incorporation on March 2, 1994. In June 2000, Tejas Securities dissolved its wholly-owned operating subsidiary, Tejas Securities Group - East, LLC ("Tejas - East"), a Georgia limited liability company. The operations of the Atlanta, Georgia office are included as a division of Tejas Securities subsequent to June 2000. TSG Capital, LLC, a wholly-owned subsidiary of Tejas Securities, was acquired in 1999. It was the general partner in TSG Internet Fund I, Ltd., an investment hedge fund managed by Tejas Securities, which was liquidated effective December 15, 2000.

     On August 27, 1999, pursuant to an Agreement and Plan of Merger by and among Westech Capital Corp., Tejas Securities, newly-formed Tejas Securities Group Holding Company, a Texas corporation ("Tejas Holding"), and newly-formed Westech Merger Sub, Inc., a Delaware corporation ("Merger Sub"), Tejas Securities acquired Westech Capital Corp. through a reverse merger (the "Merger") of Tejas Holding and Merger Sub. Tejas Holding and Merger Sub were established for the sole purpose of effecting this transaction. As a result of the Merger, Tejas Holding became a wholly owned subsidiary of Westech Capital Corp. Tejas Holding is the holder of approximately 83% of the outstanding common stock of its subsidiary, Tejas Securities. Under the terms of the Merger, the stockholders of Tejas Holding exchanged their shares for shares of Westech Capital Corp. at a ratio 2.4825 to one. The former stockholders of Tejas Holding currently own approximately 95% of the issued and outstanding common stock of Westech Capital Corp., $ .001 par value per share.

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

                        December 31, 2000, 1999 and 1998


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

(2)  LIQUIDITY

     The Company generated negative cash flows from operations in the year 2000 of approximately $4.2 million. This use of cash was as a result of operating losses incurred throughout the year. Management took several proactive steps to help mitigate the negative cash flows from operations which include: reductions of approximately 50% of staff primarily from non-revenue generating positions; the sub-lease of approximately 60% of the Company's main corporate space; the change to a new clearing organization in an effort to reduce clearing charges; initiated a hiring freeze with the exception of revenue producers; and reductions in redundant information systems. These and other cost control measures were initiated beginning in May. Management believes that these measures should provide positive results in 2001.

     As of December 31, 2000, the Company's liabilities included $3,250,000 in short-term debt and approximately $1,600,000 in payables for operating activities. The short-term debt included $1,000,000 in debt subordinated to claims of general creditors, a $1,500,000 line of credit with a bank, and $750,000 in short-term demand notes to officers, all of which have been restructured as described below.

     On February 27, 2001, the Company's subordinated debt was restructured. The holder of the debt granted the Company an option to extend the maturity of the subordinated debt at its discretion for a period of at least one year not to exceed three years. In consideration for this option, the Company paid $20,000 to the holder of the debt (Note 11).

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


     As further described in Note 9, on March 6, 2001, the Company restructured its line of credit with a bank. In exchange for a $500,000 principal reduction and interest being brought current, the line of credit was converted into a term loan in the amount of $1,000,000. The modification was restructured into a note to mature April 1, 2002 and requires monthly payments of $50,000 plus accrued interest with payments beginning April 1, 2001 through maturity of the note on April 1, 2002 when all unpaid principal plus interest becomes due and payable.

     Effective February 7, 2001, the Company restructured the short-term demand notes to officers into term notes with new maturity dates of March 7, 2002 (Note 10).

     A material portion of the Company's commission revenues are generated by the brokering of securities from United States domiciled companies that are rated below investment grade and classified as distressed. The Company dedicates the majority of its in-house research to analyzing distressed companies, which, in turn, helps facilitate the brokering of these distressed securities. The recent and ongoing economic slowdown in the United States economy could increase the opportunities in distressed securities. Management expects the slowing United States economy will provide increased opportunities for the Company to research and generate additional commission revenues in the distressed bond market, however, there can be no assurance that additional revenues will be realized.

     The Company is currently seeking additional funding in the form of short-term loans and additional equity. However, there can be no assurance that additional debt or equity funds will be raised. Management believes it will be able to generate positive cash flows from operations to fund its liabilities as they come due, although the Company's business is susceptible to the volatility of the capital markets.

(3)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)    PRINCIPLES OF CONSOLIDATION

               The accompanying consolidated financial statements reflect the consolidated accounts of the Company and its first and second tier subsidiaries, Tejas Securities Group Holding Company, Tejas Securities Group, Inc. and TSG Capital, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


          (b)  SECURITIES TRANSACTIONS

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

          (c)  INVESTMENT BANKING

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

          (d)  CASH AND CASH EQUIVALENTS

               Cash and cash equivalents include cash and highly liquid investments with an original maturity date of ninety days or less.

               As of December 31, 2000, a certificate of deposit in the amount of approximately $88,000 was pledged by the Company as security on an irrevocable letter of credit issued in conjunction with the Atlanta office lease.

          (e)  SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

               Long and short positions in securities are reported at market value. The difference between cost and market has been included in net dealer inventory and investment income (loss). These investments are subject to the risk of failure of the issuer and the risk of changes in market value based on the ability to trade such securities on the open market.

          (f)  FURNITURE AND EQUIPMENT

               Furniture and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets. Estimated useful lives approximate those used for Federal income tax purposes and range from 3 to 7 years.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


          (g)  REPURCHASE AND RESALE AGREEMENTS

               Repurchase and resale agreements are treated as financing transactions and are carried at the amounts at which the securities will be subsequently reacquired or resold as specified in the respective agreements. There were no repurchase or resale agreements outstanding at December 31, 2000 or 1999.

          (h)  FEDERAL INCOME TAXES

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

          (i)  ESTIMATES

               The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          (j)  NEW ACCOUNTING PRONOUNCEMENTS

               The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement), and SFAS No. 138, an Amendment to SFAS No. 133. The Company is required to implement this Statement effective with its 2001 fiscal year (after deferral by SFAS No. 137). Statement 133 addresses the accounting for derivative instruments, including certain instruments embedded in other contracts, and for hedging activities. Under this Statement, the Company will be required to recognize all derivative instruments as either assets or liabilities in the statement of financial condition and measure those at fair value. If certain conditions are met a derivative may be specifically designated as a hedge, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-dominated forecasted transaction. The adoption of the Statement on January 1, 2001 had no impact on the Company's consolidated financial position or results of operations. The Company did not hold any derivatives as of December 31, 2000 and 1999.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


          (k)  STOCK-BASED COMPENSATION

               The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation, but applies Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock option plan.

          (l)  MARKETABLE SECURITIES

               The Company's investments in debt and equity securities are classified as trading securities. The Company accounts for trading securities at fair value with unrealized gains and losses included in operations.

          (m)  RECLASSIFICATIONS

               Certain reclassifications have been made to amounts presented in previous years to be consistent with the 2000 presentation.

(4)  RECEIVABLES FROM AND PAYABLES TO CLEARING ORGANIZATION

     At December 31, 2000 and 1999, the Company had receivables from and payables to its clearing organization consisting of the following:

                                                      2000            1999
                                                   ----------      ----------
Receivable:
        Receivable from clearing organization      $2,327,826       4,361,732
        Receivable for securities borrowed            514,370         178,320
                                                   ----------      ----------
        Total receivable                           $2,842,196       4,540,052
                                                   ==========      ==========
Payable:
        Payable to clearing organization           $2,563,240       6,196,059
                                                   ==========      ==========

(5)  RECEIVABLES FROM EMPLOYEES AND STOCKHOLDERS

     The Company makes advances to certain employees in months when their commission payout does not meet a predetermined amount. As of December 31, 2000 and 1999, $71,319 and $251,740, respectively, had been advanced to employees under this agreement. These receivables are to be repaid through reductions of future commissions.

     During 2000, the Company forgave $60,000 in advances receivable from employees. In 1999, the Company forgave $69,599 in advances receivable from its employees. The amounts forgiven are included in commission expense in the accompanying financial statements.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


     During 1999 the Company received a $200,000 note from an officer of the Company. The note bears no interest and is due on demand if the officer resigns as an employee of the Company prior to December 31, 2000. Under the terms of the note, matured unpaid principal and interest shall bear interest at the lesser of 5.55% per annum or the maximum rate allowed by law from the earlier of December 31, 2000 or the officer's voluntary termination. Effective January 1, 2001, the Company agreed to forgive the note in $50,000 increments beginning in December 2001 and continuing through December 2004.

     During 1999, the Company received a $50,000 note from an employee and stockholder of the Company to supplement the employee's commission payout during 1999. The note bears interest of 8% per annum, and was due and payable on August 27, 2000. The Company elected to extend the maturity date of the note to August 27, 2001. The note is secured by a stock pledge agreement for the employee's shares issued by the Company.

     The Company has notes receivable, and related interest accrued, from other employees and related parties of the Company totaling $12,881 and $125,714 as of December 31, 2000 and 1999, respectively. The notes have terms which either require settlement by pre-determined dates or which allow the notes to be forgiven based on pre-determined conditions, which are based on employee compensation arrangements.

     In April 1999, the Company issued 1,006,975 shares of Tejas Securities common stock (2,499,815 shares of the Company's common stock giving effect to the Merger) for $704,833 in both cash and subscriptions receivable to employees of the Company. Subsequent to this issuance, the Company issued another 30,000 shares of Tejas Securities common stock (74,475 shares of the Company's common stock giving effect to the Merger) to an employee under the terms of the April 1999 offering for $27,000. Of the 1,036,975 shares of Tejas Securities issued under the April 1999 common stock offering, the Company collected $723,550 in cash. In 1999, the Company cancelled a subscription for 1,667 shares of Tejas Securities common stock (4,138 shares of the Company's common stock giving effect to the Merger) valued at $1,166 upon the termination of employment by an employee. In 2000, the Company collected an additional $1,167 from subscriptions receivable related to shares issued in 1999.

     In 1997, the Company received a $100,000 note from an employee in consideration for the issuance of common stock for $1 per share. The note was non interest bearing and was originally due and payable on December 31, 1999. This amount was recorded as a stock subscription receivable. During 1998, the Company collected $3,737 of the subscription receivable, resulting in a balance of $96,263 as of December 31, 1998. In April 1999, the terms of the note were restructured so that the employee could purchase the original 100,000 shares of Tejas Securities common stock (248,250 shares of the Company's common stock giving effect to the Merger) at the April 1999 offering price of $0.70 per share. This restructuring resulted in the reduction of the subscription receivable and common stock balances by $30,000. The remaining balance was collected in 1999.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


     Subsequent to the April 1999 stock offering to employees, the Company received a $50,000 and $100,000 note from two employees for 50,000 shares and 100,000 shares of Tejas Securities common stock, respectively (124,125 and 248,250 shares of the Company's common stock giving effect to the Merger). The $50,000 did not bear interest and was due and payable on June 1, 2000. The $100,000 note bears no interest and is due in two installments, beginning with a $25,000 payment on October 1, 1999 and the remaining $75,000 on August 23, 2001. The first installment of $25,000 was collected in 1999. The balance of $125,000 for the two notes is included in minority interest in the accompanying consolidated financial statements as of December 31, 1999. In June 2000, the Company forgave the $50,000 note, and included the amount in compensation expense. The remaining balance of $75,000 is included in minority interest in the accompanying consolidated financial statements as of December 31, 2000. The remaining balance of the $100,000 note is secured by stock pledge agreements for the shares issued by Tejas Securities as of December 31, 2000.

(6)  SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

     At December 31, 2000 and 1999, securities owned and sold, not yet purchased consisted of the following:

                                     2000                            1999
                          --------------------------      --------------------------
                                          SOLD, NOT                        SOLD, NOT
                                             YET                              YET
                             OWNED        PURCHASED          OWNED         PURCHASED
                          ----------      ----------      ----------      ----------
State and municipal
  obligations             $1,497,469         119,628          28,761          18,475
US Government bonds            4,979              --              --              --

Corporate bonds              428,220         230,000       3,582,228          30,480
Equity securities            502,354          96,450       2,596,759          77,720
Options and warrants              --              --              --          61,265
                          ----------      ----------      ----------      ----------
                          $2,433,022         446,078       6,207,748         187,940
                          ==========      ==========      ==========      ==========

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


(7)  OTHER INVESTMENTS

     Other investments at December 31, 1999 represented the Company's investment in TSG Internet Fund I, Ltd. (the "Fund"), a Texas Limited Partnership, in the amount of $932,253. On January 1, 2000, the Company elected to withdraw $100,000 of its investment in the Fund. As of June 30, 2000, the Company elected to withdraw its remaining investment holdings in the Fund valued at $521,527. The Company recorded a loss of $310,726 during 2000 related to its investment in the Fund.

     In April 1999, certain owners and directors of the Company, established TSG Capital, LLC, a Texas limited liability company, for the purpose of acting as general partner of the Fund. In addition to the investment in TSG Capital, LLC (the "General Partner"), five shareholders and/or directors of the Company invested as limited partners in the Fund. Their combined contributions were $820,520. On December 28, 1999, the Company purchased TSG Capital, LLC for $50,000 through the conversion of liabilities owed to the Company by TSG Capital, LLC. In addition, the Company received a capital contribution from the former owners of TSG Capital, LLC in the amount of $116,161 in conjunction with the purchase. Of this amount, $94,613 is included as contributed capital in the consolidated financial statements, with the remaining $21,549 included in the minority interest in the consolidated financial statements.

     TSG Capital, LLC acted as the General Partner of the Fund and has no other operations. The managers and principal executive officers include two officers of the Company. The General Partner received a management fee equal to .375% of the average monthly net asset value of the Fund after the end of a fiscal quarter. In addition, the General Partner received a performance fee equal to 20% of the annual net profits of the Fund after the end of each fiscal year. These fees were in turn paid to the Company in exchange for providing services to the General Partner for investment management, compliance and accounting and reporting.

     TSG Capital, LLC's ownership interest in the Fund was approximately 15% of the total equity of the Fund as of December 31, 1999. Due to the degree of control of the Fund exercised by the General Partner, the Company accounted for its ownership on the equity method. The Company recognized approximately $734,000 of income during 1999 from the Fund comprised of management fees of $34,066 and a performance fee of $700,088 which is included in other income in the consolidated statements of operations. The Company converted the $700,088 performance fee to an additional equity ownership in the Fund as of December 31, 1999 as disclosed in the summary of non-cash transactions in the consolidated statements of cash flows. During 2000, the Company recognized approximately $79,000 in management fees, which is included in other income in the consolidated statements of operations. The General Partner did not earn a performance fee in 2000.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


     The Fund engaged the Company to solicit subscriptions for the initial $2,500,000 private placement of limited partnership interests in the Fund. In exchange for acting as the placement agent, the Company received a placement agent fee equal to 5% of the total initial capital contributions to the Fund. The total placement agent fee equaled approximately $136,000 and was paid in May 1999. In 2000, the Fund once again engaged the Company to solicit subscriptions for a secondary private placement of limited partnership interests. In exchange for acting as the placement agent, the Company received placement fees totaling approximately $230,000 for the year ended December 31, 2000. Placement fees are included in underwriting and investment banking income in the accompanying consolidated statements of operations.

     On December 1, 2000, the General Partner elected to dissolve and liquidate the Fund effective December 15, 2000. As a result of the dissolution, the Fund had a deficit in partners' capital of $1,384, as of December 31, 2000, which will be funded by the Company.

(8)  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                    DECEMBER 31,
                              -------------------------
                                2000             1999
                              ---------       ---------
Furniture and equipment       $ 413,947         374,463
Leasehold improvements          363,361          66,663
                              ---------       ---------
                                777,308         441,126
Accumulated depreciation       (236,831)       (117,845)
                              ---------       ---------
                              $ 570,477         323,281
                              =========       =========


(9)  LINE OF CREDIT

     The Company had a $1,500,000 line of credit with a bank at December 31, 2000. Advances made under the line of credit were secured by the common stock of the Company's primary operating subsidiary, Tejas Securities, as well as the personal guaranty of an officer of the Company. Funds advanced under the agreement were $1,500,000 at December 31, 2000. The average interest rate on amounts outstanding under this agreement at December 31, 2000 was approximately 10.5%. All interest was to be paid quarterly and any outstanding principal was to be paid at maturity in February 2001. The credit agreement contained certain affirmative covenants including maintenance of certain financial balances as defined in the agreement. As of December 31, 2000, the Company was not in compliance with all debt covenants.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


     On March 6, 2001, the Company restructured its line of credit with a bank. In exchange for a $500,000 principal reduction and interest being paid to the restructure date, the line of credit was converted into a term loan in the amount of $1,000,000. The modified note matures April 1, 2002 and requires monthly payments of $50,000 plus accrued interest with payments beginning April 1, 2001 through maturity of the note on April 1, 2002 when all unpaid principal plus interest becomes due and payable. The collateral securing the loan consists of the stock of Tejas Securities owned by the Company and the personal guaranty of an officer of the Company. Additionally, there are no financial covenants governing the loan.

     The Company paid $69,038 in interest related to this debt for the year ended December 31, 2000.

(10) NOTES PAYABLE TO STOCKHOLDERS

     During 2000, the Company issued an unsecured short-term demand note to an officer of the Company in return for $500,000. Also in 2000, the Company issued an additional unsecured short-term demand note to another officer of the Company in return for $250,000. The short-term demand notes bore interest of 9.50% per annum and were due and payable, with accrued interest, on February 7, 2001. The Company accrued $10,150 in interest related to this debt for the year ended December 31, 2000. Effective February 7, 2001, the Company restructured the short-term demand notes into term notes with new maturity dates of March 7, 2002. The restructured short-term demand notes bear interest at 9% per annum, with payment due upon maturity.

(11) SUBORDINATED DEBT

     The Company had $1,000,000 in debt subordinated to claims of general creditors as of December 31, 2000 and 1999. The subordinated debt was due November 1, 2001 and bears interest at 11.5% and is owed to a director of the Company. Interest is paid monthly. On February 27, 2001, the Company's subordinated debt was restructured. The holder of the debt granted the Company an option to extend the maturity of the subordinated debt at its discretion for a period of at least one year not to exceed three years. In consideration for this option, the Company paid $20,000 to the holder of the debt.

     As a condition of the original subordinated debt agreements, Tejas Securities issued to the lender warrants to purchase 112,500 shares of common stock of Tejas Securities (279,281 shares of the Company's common stock giving effect to the Merger) in 1998 and additional 112,500 shares (279,281 shares of the Company's common stock giving effect to the Merger) in 1999. The warrants were exercisable at a price of $2.65 per share of common stock ($1.07 giving effect to the Merger) and were to expire on November 12, 2003. As of December 31, 1999, the warrants were cancelled by Tejas Securities' board of directors and subsequently replaced with the Company's options with an effective date of January 1, 2000. The options were granted outside of the Company's stock option plan adopted in 1999 as the warrants were originally granted in conjunction with the subordinated debt. This transaction is being accounted for as a non-substantive exchange and the options are reflected as outstanding for computing diluted earnings per share for the year ended December 31, 1999.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


     The Company paid $115,315, $90,582 and $26,355 in interest related to this debt for the years ended December 31, 2000, 1999 and 1998, respectively.

(12) FAIR VALUE OF FINANCIAL INSTRUMENTS

     Substantially all of the Company's financial assets and liabilities are carried at market value or at amounts which, because of their short-term nature or because they carry market rates of interest, approximate current fair value. The Company's short-term borrowings, notes payable and subordinated debt, if recalculated based on current interest rates, would not significantly differ from the amounts recorded at December 31, 2000 and 1999.

(13) INCOME TAXES

     The Company files a consolidated tax return. Income tax expense (benefit) consists of the following:

                                                    2000              1999          1998
                                                -----------       -----------    ----------
Federal
  Current                                       $(1,767,531)        1,941,198           --
  Deferred                                         (417,466)          124,414     (178,500)
State                                               (29,015)          135,986       14,600
                                                -----------       -----------    ---------
                                                $(2,214,012)        2,201,598     (163,900)
                                                ===========       ===========    =========

     A reconciliation of expected income tax expense (benefit) (computed by applying the statutory income tax rate of 34% to income (loss) before income tax expense (benefit) and minority interest) to total tax expense (benefit) in the accompanying consolidated statements of operations follows:

                                                   2000              1999           1998
                                               -----------       -----------    ----------
Expected federal income expense (benefit)      $(2,333,645)        1,916,657     (190,815)
Meals and entertainment                             27,578            84,634       34,325
State income tax                                   (52,211)          135,986       14,600
Change in valuation allowance                       48,902                --           --
Other, net                                          95,364            64,321      (22,010)
                                               -----------       -----------    ---------
                                               $(2,214,012)        2,201,598     (163,900)
                                               ===========       ===========    =========

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2000 and 1999 are as follows:

                                                         2000            1999
                                                       ---------       ---------
Deferred tax assets:

  Net operating loss and capital loss carryforwards    $ 278,445              --
  Accrued expenses                                        89,394          15,364
  Other                                                  152,615          44,879
                                                       ---------       ---------
  Gross deferred tax assets                              520,454          60,243
  Valuation allowance                                    (48,902)             --
                                                       ---------       ---------

Net deferred tax asset                                   471,552          60,243
                                                       ---------       ---------

Deferred tax liabilities:
  Property and equipment                                      --            (291)
  Other                                                       --          (5,866)
                                                       ---------       ---------
Total gross deferred tax liability                            --          (6,157)
                                                       ---------       ---------
Net deferred tax asset                                 $ 471,552          54,086
                                                       =========       =========

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences net of the existing valuation allowances at December 31, 2000 and 1999. At December 31, 2000, the Company had capital loss carryforwards of approximately $147,000 and additional state net operating loss carryforwards which are scheduled to expire beginning in the year 2005 and Federal net operating loss carryforwards of approximately $610,000, which are scheduled to expire in the year 2020. There was no valuation allowance as of December 31, 1998.

(14) PROFIT SHARING AND STOCK OPTION PLANS

     PROFIT SHARING PLAN

     In January 1997, Tejas Securities instituted a profit sharing plan under section 401(k) of the Internal Revenue Code. The plan allows all employees who are over 21 years old to defer a predetermined portion of their compensation for federal income tax purposes. Contributions by Tejas Securities are discretionary. No contributions were made for 2000 and 1999. In 1998, contributions of $84,000 were made to the plan.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


     STOCK OPTION PLANS

     Tejas Securities had a stock option plan for employees, which was rescinded on October 26, 1999. Under the plan, Tejas Securities had agreed to sell stock to employees at specified prices. As provided by SFAS No. 123, Tejas Securities elected to continue to apply APB Opinion No. 25 and related interpretations in accounting for its stock option plans.

     During 1997, an employee was granted options, vesting in 1997, to purchase up to 5 percent of the total shares issued and outstanding of Tejas Securities on the grant date. In 1997, one-half of the 5 percent option (or
     2.5 percent) was exercised resulting in the issuance of 100,000 shares of Tejas Securities common stock (248,250 shares of the Company's common stock giving effect to the Merger). The remaining options totaled 100,000 shares of Tejas Securities common stock (248,250 shares of the Company's common stock giving effect to the Merger) and expired in September 1999. No compensation cost was recognized for the options granted. During 1998, no options were exercised, and no new options were granted.

     During 1999, options totaling 300,000 shares of Tejas Securities common stock (744,750 shares of the Company's common stock giving effect to the Merger) were granted to employees. The option price was $1 per share ($0.40 giving effect to the Merger). The options were not exercised in 1999 and were cancelled by Tejas Securities' board of directors prior to December 31, 1999 and subsequently replaced with the Company's options with substantially the same terms and an effective date of January 1, 2000. The options were granted outside of the Company's stock option plan adopted in 1999 as they were originally granted under Tejas Securities' option plan. This transaction is being accounted for as a non-substantive exchange and the options are reflected as outstanding for computing diluted earnings per share for the year ended December 31, 1999.

     In May 2000, an employee of the Company exercised non-qualified stock options to purchase 124,125 shares of the Company's common stock at $0.40 per share ($50,000 in stock proceeds).

     The Company established the Westech Capital Corp. 1999 Stock Option Plan ("the 1999 Plan") for employees, directors and consultants of the Company and its subsidiaries on October 15, 1999. Under the 1999 Plan, the Company was originally able to grant up to 3,000,000 shares of the Company's common stock through incentive stock options or nonqualified stock options. In August 2000, the board of directors of the Company amended the 1999 Plan to increase the number of shares available to 4,000,000 shares of the Company's common stock. The exercise price of each incentive stock option is determined by the Option Committee of the Company, and shall not be less than 100% of the fair market value of the stock on the grant date. Incentive stock options awarded to ten-percent owners of the Company's common stock shall not have an exercise price of less than 110% of the fair market value of the stock on the grant date. Incentive stock options may only be granted to employees of the Company or a subsidiary.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


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

     During 1999, options totaling 1,425,000 shares were granted to employees under the 1999 Plan. The options vest ratably over two years, and expire five years from the date of the grant. The purchase price of the common stock ranges from $2.00 to $2.20 per share. As there was no active public market for the Company's stock, fair value was determined by the Board of Directors. No options were exercised in 1999.

     During 2000, options totaling 1,515,000 shares were granted to employees under the 1999 Plan. The options vest ratably over two years, and expire five years from the date of the grant. The purchase price of the common stock ranges from $2.00 to $5.00 per share. The options were granted at or above the market value of the Company's common stock.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


     The Company has adopted the disclosure-only provisions of SFAS No. 123, but applies APB Opinion No. 25, in accounting for its stock option plans. No cost from stock-based compensation awards was recognized in 2000, 1999 and 1998. If the Company had elected to recognize compensation cost of options granted based on the fair value at the grant dates, consistent with SFAS No. 123, net income (loss) and earnings (loss) per share would have changed to the pro forma amounts indicated below:

                                                             YEAR ENDED DECEMBER 31,
                                                 2000                  1999               1998
                                            -------------           ---------           --------
Net income (loss) as reported
  for basic                                 $  (3,999,140)          3,138,343           (397,322)

Net income (loss) as reported
   for diluted                                 (3,999,140)          3,435,628           (397,322)

Pro forma net income (loss)
   for basic                                   (4,139,740)          3,053,589           (397,322)

Pro forma net income (loss)
   for diluted                                 (4,139,740)          3,350,874           (397,322)

Earnings (loss) per share as Reported:
    Basic                                   $       (0.32)               0.25              (0.04)
    Diluted                                 $       (0.32)               0.22              (0.04)

Pro forma earnings (loss) per Share:
    Basic                                   $       (0.33)               0.24              (0.04)
    Diluted                                 $       (0.33)               0.22              (0.04)

     The fair value of the options used to compute the pro forma amounts is estimated using the Black Scholes option-pricing model with the following assumptions:

                              2000         1999        1998
                             -------     -------     -------
Risk-free interest rate        5.51%       5.75%       5.75%
Expected holding period      3 years     3 years     3 years
Expected volatility            .001        .001        .001
Expected dividend yield        0.00%       0.00%       0.00%

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


     A summary of the Company's stock option and warrant activity, and related information for the years ended December 31, follows. As of December 31, 1999, Tejas Securities' board of directors cancelled options to purchase 300,000 shares of Tejas Securities' common stock (744,750 shares of the Company's common stock giving effect to the Merger) and warrants to purchase 225,000 shares of Tejas Securities' common stock (558,562 shares of the Company's common stock giving effect to the Merger). Options to purchase 1,303,312 shares of the Company's common stock were subsequently reissued by the Company on January 1, 2000. Stock option and warrant activity associated with the subordinated debt prior to August 27, 1999 has been adjusted giving effect to the Merger.

                                         2000                        1999                        1998
                                -----------------------     ----------------------     ----------------------
                                               WEIGHTED                   WEIGHTED                   WEIGHTED
                                               AVERAGE                    AVERAGE                    AVERAGE
                                               EXERCISE                   EXERCISE                   EXERCISE
                                 OPTIONS        PRICE        OPTIONS        PRICE       OPTIONS       PRICE
                                ---------      --------     ---------     --------     ----------    --------
Outstanding - beginning
    of year                     1,425,000       $2.04         248,250       $0.20         248,250      $0.20
Granted                         2,818,312       $1.52       2,169,750       $1.48              --      $0.00
Exercised                        (124,125)      $0.40              --       $0.00              --      $0.00
Forfeited                          (5,000)      $2.00        (248,250)      $0.20              --      $0.00
Cancelled                        (535,000)      $2.00        (744,750)      $0.40              --      $0.00
Outstanding - end of year       3,579,187       $1.69       1,425,000       $2.04         248,250      $0.20
                               ==========       =====      ==========       =====      ==========      =====
Exercisable - end of year       2,029,187       $1.28         475,000       $2.04         248,250      $0.20
                               ==========       =====      ==========       =====      ==========      =====

                                      1999                          1998
                               ---------------------     ---------------------
                                            WEIGHTED                  WEIGHTED
                                            AVERAGE                   AVERAGE
                                            EXERCISE                  EXERCISE
                               WARRANTS      PRICE       WARRANTS       PRICE
                               --------     --------     --------     --------
Outstanding - beginning
    of year                     279,281       $1.07            --      $0.00
Granted                         279,281       $1.07       279,281      $1.07
Cancelled                      (558,562)      $1.07            --         --
Outstanding - end of
    year                             --       $0.00       279,281      $1.07
                               ========       =====      ========      =====
Exercisable - end of year            --       $0.00       279,281      $1.07
                               ========       =====      ========      =====

     The weighted average fair value of Company stock options, calculated using the Black Scholes option pricing model, granted during the years ended December 31, 2000 and 1999 were $0.21 and $0.28 per option, respectively.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


     The following table summarizes the Company's options outstanding and exercisable options at December 31, 2000:

                                                               STOCK OPTIONS
                      STOCK OPTIONS OUTSTANDING                 EXERCISABLE
                --------------------------------------     ----------------------
                                 AVERAGE      WEIGHTED                  WEIGHTED
                                REMAINING     AVERAGE                   AVERAGE
                               CONTRACTUAL    EXERCISE                  EXERCISE
EXERCISE PRICE    SHARES          LIFE         PRICE        SHARES       PRICE
--------------  ---------      -----------    --------     ---------    --------
$0.40             620,625       4.0 years      $0.40        620,625      $0.40
$1.07             558,562       3.0 years      $1.07        558,562      $1.07
$2.00           1,675,000       3.8 years      $2.00        616,667      $2.00
$2.20             550,000       3.8 years      $2.20        233,333      $2.20
$2.75             100,000       4.7 years      $2.75             --      $2.75
$5.00              75,000       4.4 years      $5.00             --      $5.00
                ---------       ---------      -----        -------      -----
                3,579,187       2,029,187
                =========       =========

(15) EARNINGS (LOSS) PER SHARE

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

     Basic earnings (loss) per share are based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings
     (loss) per share reflects dilution from all contingently issuable shares, including options issued during 2000 and 1999. Contingently issuable shares are not included in the weighted average number of shares when the inclusion would increase net income per share or decrease the loss per share. Earnings (loss) per share for the periods prior to the Merger have been restated to reflect the number of acquired shares received by the accounting acquirer (Note 1).

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


     The following calculations give effect to the Merger on August 27, 1999.

                                                           2000               1999              1998
                                                       ------------       ------------      ------------
Basic earnings (loss) per share:
Net income (loss)                                      $ (3,999,140)         3,138,343          (397,322)
Weighted average shares outstanding                      12,617,210         12,501,191        10,664,369

Basic earnings (loss) per share                        $      (0.32)              0.25             (0.04)
                                                       ============       ============      ============
Diluted earnings (loss) per share:
Net income (loss)                                      $ (3,999,140)         3,138,343          (397,322)
   Income impact of assumed conversion of
     subsidiary stock and recognition of minority
     interest income                                             --            297,285                --
                                                       ------------       ------------      ------------
   Income available to common stockholders after
   assumed conversions                                 $ (3,999,140)         3,435,628          (397,322)
                                                       ============       ============      ============
Weighted average shares outstanding                      12,617,210         12,501,191        10,664,369
Effect of dilutive securities:
   Warrants                                                      --                 --                --
   Options                                                       --            212,840                --
   Assumed conversion of subsidiary stock                        --          2,352,036                --
   Application of treasury stock method to
     subscriptions receivable                                    --            225,898                --
                                                       ------------       ------------      ------------
Weighted average shares outstanding                      12,617,210         15,291,965        10,664,369
                                                       ============       ============      ============
Diluted earnings (loss) per share                      $      (0.32)              0.22             (0.04)
                                                       ============       ============      ============

     Options to purchase 3,579,187, 1,425,000 and 248,250 shares of the Company's common stock at December 31, 2000, 1999 and 1998 were not included in the computation of diluted earnings (loss) per share because the options' exercise price was either greater than the estimated market value per share or because the effect of including the options would decrease the loss per share during the respective period. Warrants to purchase 279,281 shares of the Company's common stock as of December 31, 1998 were not included in the computation of diluted earnings (loss) per share because the warrants' exercise price was greater than the estimated market value per share of common stock for the period.

     In 1999, the Company included the dilutive effect of 1,303,312 options issued by the Company on January 1, 2000 as a non-substantive exchange of Tejas Securities' options and warrants, which were cancelled by the board of directors as of December 31, 1999. Of the 1,303,312 options issued by the Company, 212,840 options were included as dilutive securities on a weighted average basis. Tejas Securities' board of directors cancelled 744,750 options and 558,562 warrants. For purposes of computing diluted earnings per share, this transaction was accounted for as a non-substantive exchange at December 31, 1999.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


     For the year ended December 31, 2000, the Company did not include the dilutive effect of shares of Tejas Securities' common stock that are convertible into the Company's common stock. Tejas Securities has 1,017,000 shares of its common stock issued and outstanding at December 31, 2000 that are convertible into common stock of the Company at a ratio of 2.4825 to one (2,524,703 shares). In 1999, the Company included the dilutive effect of shares of Tejas Securities' common stock that were convertible into the Company's common stock. Tejas Securities had 965,333 shares of its common stock issued and outstanding at December 31, 1999 that were convertible into common stock of the Company at the ratio of 2.4825 to one (2,396,439 shares). Of the 2,396,439 shares of Tejas Securities common stock that were convertible into common stock of the Company, 2,352,036 shares were included as dilutive securities on a weighted average basis. In addition, the Company included the dilutive effect of Tejas Securities' subscriptions receivable based on the treasury stock method in 1999. The Company recognizes the incremental effect on its shares outstanding assuming the subscriptions receivable are fully paid for and exchanged for the Company's common stock versus the Company repurchasing those shares using a weighted average market price for the year.

(16) OFF STATEMENT OF FINANCIAL CONDITION RISK

     The Company is responsible to its clearing organization for payment of all transactions executed both on its behalf and on behalf of its customers. Therefore, the Company is exposed to off statement of financial condition risk in the event a customer cannot fulfill its commitment and the clearing organization must purchase or sell a financial instrument at prevailing market prices. The Company and its clearing organization seek to control risk associated with customer transactions through daily monitoring to assure margin collateral is maintained under regulatory and internal guidelines.

     The Company's receivable from clearing organization represents amounts on deposit with First Clearing Corporation. The Company is exposed should First Clearing Corporation be unable to fulfill its obligations for securities transactions. First Clearing Corporation requires the Company to maintain $250,000 in its account at all times.

     The Company deposits its cash with financial institutions. Periodically such balances exceed applicable FDIC insurance limits.

(17) INDUSTRY SEGMENT DATA

     The Company has two reportable segments: brokerage services and investment banking. The primary operating segment, brokerage services, includes sales, trading and market-making activities of the Company and encompasses both retail and institutional customer accounts. These segments require the commitment of significant human capital and financial resources, as well as industry specific skills. The investment banking segment participates in underwriting of corporate securities as managing underwriter and as a syndicate member. Income or loss associated with other investments accounted for under the equity method is included in other segment activity in 1999 and 2000.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes.

     The following table presents segment revenues, profits (losses) from operations before income taxes and minority interest, and assets for the year ended December 31, 2000.

                                                         INVESTMENT
                                       BROKERAGE           BANKING            OTHER           TOTAL
                                     ------------        ----------          -------       ----------
Revenues from external customers
                                     $ 12,742,620         1,831,326          135,902       14,709,848
Interest revenue                          151,383                --               --          151,383
Interest expense                          346,449                --               --          346,449
Depreciation and amortization             141,660                --               --          141,660
Segment profit (loss)                  (8,310,719)        1,311,155          135,902       (6,863,662)

Segment assets                          9,405,739                --               --        9,405,739
Capital expenditures                      422,540                --               --          422,540

     The following table presents segment revenues, profits and assets for the year ended December 31, 1999.

                                                       INVESTMENT
                                      BROKERAGE          BANKING          OTHER          TOTAL
                                     -----------       ----------        -------      ----------
Revenues from external customers
                                     $29,110,979         925,616         734,154      30,770,749
Interest revenue                         178,935              --              --         178,935
Interest expense                         614,004              --              --         614,004
Depreciation and amortization             74,506              --              --          74,506
Segment profit                         4,156,319         765,835         715,072       5,637,226

Segment assets                        15,181,849              --         932,253      16,114,102
Capital expenditures                     202,914              --              --         202,914

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


     The following table presents segment revenues, profits and assets for the year ended December 31, 1998.

                                                       INVESTMENT
                                      BROKERAGE          BANKING            OTHER         TOTAL
                                     -----------       ----------          -------      ---------
Revenues from external customers
                                     $ 7,022,776        2,584,770              --       9,607,546
Interest revenue                         699,795               --              --         699,795
Interest expense                          65,427               --              --          65,427
Depreciation and amortization             37,995              115              --          38,110
Segment profit (loss)                 (1,892,566)       1,331,344              --        (561,222)

Segment assets                         3,954,309            1,267              --       3,955,576
Capital expenditures                     187,102            1,382              --         188,484

(18) LEASE COMMITMENTS

     The Company leases its office facilities and certain office equipment under operating leases. The future minimum payments due under these operating leases as of December 31, 2000 are as follows:

                      2001                      $1,887,000
                      2002                       1,791,000
                      2003                         922,000
                      2004                         727,000
                      2005                         665,000
                      Thereafter                   827,000
                                                ----------
                                                $6,819,000
                                                ==========

     Rent expense amounted to approximately $1,765,000, $885,000 and $515,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

     On February 1, 2000, the Company subleased a portion of its office space, previously serving as the Company's Austin headquarters. Under the terms of the sublease agreement, the future minimum payments to be received are approximately $193,000 and $32,000 for 2001 and 2002, respectively.

     On December 22, 2000, the Company subleased a portion of its Austin headquarters, furniture and equipment effective January 1, 2001. Under the terms of these sublease agreements, the future minimum payments to be received are approximately $544,000 during 2001 and 2002 and approximately $167,000 during 2003.

     On September 30, 1997, the Company entered into a sale-leaseback transaction with a related party, whereby the Company sold furniture and fixtures for their book value of approximately $204,000. As part of this transaction, the Company agreed to lease the furniture and fixtures with payment of $6,373 commencing on October 1, 1998 through September 30, 2000.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


(19) CONTINGENCIES

     In January 2001, the Company settled a complaint with a client of the Company regarding securities purchased during the year ended December 31, 2000. Under the terms of the settlement, the Company has agreed to pay the client a total amount of $264,000 in equal monthly installments of $24,000 beginning in February 2001 and ending in December 2001. Amounts related to this settlement have been included in accrued expenses in the accompanying consolidated statement of financial condition as of December 31, 2000.

     The Company is involved in other various claims and legal actions that have arisen in the ordinary course of business. It is management's opinion that liabilities, if any, arising from these actions will not have a significant adverse effect on the consolidated financial position or results of operations of the Company.

(20) NET CAPITAL REQUIREMENTS

     Tejas Securities, as a registered fully licensed broker and dealer in securities, is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1). Under this rule, Tejas Securities is required to maintain a minimum "net capital" to satisfy rule 15c3-1. At December 31, 2000, the minimum "net capital" requirement for Tejas Securities was $250,000. "Net capital" at December 31, 2000 aggregated $1,094,469. Tejas Securities' ratio of aggregate indebtedness to net capital was 1.38 to 1 at December 31, 2000.

(21) RELATED PARTY TRANSACTIONS

     The Company engaged a director to act as a consultant for the Company on a month to month basis beginning in October 1999. Under the terms of the agreement, the Company compensated the consultant for professional services rendered at a rate of $12,500 per month, plus out of pocket expenses. As of December 31, 1999, the total amount paid for services was approximately $29,000. In 2000, the Company modified the agreement so that the director would receive $6,250 per month for professional services, plus out of pocket expenses. For the year ended December 31, 2000, the total amount paid for services was approximately $113,000. The consulting agreement with the director was terminated in February 2001.


(22) QUARTERLY RESULTS UNAUDITED

     The following tables set forth selected quarterly consolidated statements of operations information for the years ended December 31, 2000 and 1999.

                                                      First           Second             Third             Fourth
                                                     Quarter          Quarter           Quarter            Quarter
                                                   -----------       ----------         ---------         ---------

     2000
           Total revenue                           $ 9,703,600        1,573,153         1,543,992         1,888,540
           Income (loss) before income tax
             expense (benefit) and minority
             interest                                1,373,372       (3,469,453)       (2,356,783)       (2,410,798)
           Net income (loss)                           658,325       (1,909,630)       (1,363,178)       (1,384,657)
           Basic earnings (loss) per share:
               Net income (loss)                          0.05            (0.15)            (0.11)            (0.11)
           Diluted earnings (loss) per share:
               Net income (loss)                          0.05            (0.15)            (0.11)            (0.11)

     1999
           Total revenue                           $ 6,785,327       12,242,072         6,037,893         5,367,417
           Income (loss) before income tax
             expense (benefit) and minority
             interest                                3,331,781        1,407,393         1,308,364          (410,312)
           Net income (loss)                         2,022,357          851,393           375,373          (110,780)
           Basic earnings (loss) per share:
               Net income (loss)                          0.18             0.07              0.03             (0.01)
           Diluted earnings (loss) per share:
               Net income (loss)                          0.18             0.07              0.03             (0.01)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER     DESCRIPTION
-------    -----------
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

  10.14    Promissory note agreement, dated November 9, 2000, between
           Charles H. Mayer and the Company (Incorporated herein by reference to Exhibit 10.14 to the registrant's Quarterly
           Report on Form 10-Q for the quarter ended September 30, 2000)

  10.15    Promissory note agreement, dated November 9, 2000, between
           John J. Gorman and the Company (Incorporated herein by reference to Exhibit 10.15 to the registrant's Quarterly
           Report on Form 10-Q for the quarter ended September 30, 2000)

  10.16*   Promissory note agreement, dated February 7, 2001, between
           Charles H. Mayer and the Company

  10.17*   Promissory note agreement, dated February 7, 2001, between
           John J. Gorman and the Company

  10.18*   Promissory note agreement, dated June 7, 2000, between First
           United Bank and the Company

  10.19* Modification of employment agreement between Charles H. Mayer and Tejas Securities Group, Inc., dated January 1, 2001

  10.20*   Promissory note agreement, dated March 6, 2001, between First
           United Bank and the Company (modification to Exhibit 10.18)

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