Form 10-Q
period 2001-03-31
WESTECH CAPITAL CORP
filed 2001-05-14
CIK 869688

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001

                                       OR

       [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _________ to __________

--------------------------------------------------------------------------------

                              WESTECH CAPITAL CORP.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


         DELAWARE                   33-37534-NY             13-3577716
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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of April 30, 2001, the Registrant had the following number of shares of common stock, $0.001 par value per share, outstanding: 12,661,343.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                  Consolidated Statements of Financial Condition




                                                                                MARCH 31,           DECEMBER 31,
                                                                                  2001                  2000
                                          ASSETS                               (UNAUDITED)
                                                                            ------------------    ------------------

Cash and cash equivalents                                                $          1,079,320               482,562
Deposit with clearing organization, restricted                                        255,344               250,000
Receivable from clearing organization, partially restricted                         8,331,323             2,842,196
Receivables from employees and stockholders                                           240,517               334,200
Federal income taxes receivable                                                             -             1,808,214
Securities owned, at market value                                                   6,520,057             2,433,022
Furniture and equipment, net                                                          508,321               540,477
Deferred tax asset, net                                                               384,334               471,552
Prepaid expenses and other assets                                                     284,242               243,516
                                                                            ------------------    ------------------

          Total assets                                                   $         17,603,458             9,405,739
                                                                            ==================    ==================

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable, accrued expenses and other liabilities                 $          4,273,766             1,869,821
Securities sold, not yet purchased                                                  2,375,221               446,078
Payable to clearing organization                                                    6,792,811             2,563,240
Line of credit                                                                      1,000,000             1,500,000
Notes payable to stockholders                                                         750,000               750,000
Subordinated debt                                                                   1,000,000             1,000,000
                                                                            ------------------    ------------------
          Total liabilities                                                        16,191,798             8,129,139
                                                                            ------------------    ------------------

Minority interest in subsidiary                                                       436,097               377,382

Commitments and contingencies

Stockholders' equity:
    Common stock, $0.001 par value
       50,000,000 shares authorized; 12,661,343
       issued at March 31, 2001 and
       December 31, 2000                                                               12,661                12,661
    Additional paid in capital                                                      1,719,349             1,719,349
    Accumulated deficit                                                              (756,447)             (832,792)
                                                                            ------------------    ------------------
          Total stockholders' equity                                                  975,563               899,218
                                                                            ------------------    ------------------

          Total liabilities and stockholders' equity                     $         17,603,458             9,405,739
                                                                            ==================    ==================


See accompanying notes to consolidated financial statements.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                Consolidated Statements of Operations (Unaudited)



                                                                                     FOR THE THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                   2001                  2000
                                                                             ------------------    ------------------

Revenues:
    Commissions                                                            $         5,732,296             8,516,778
    Underwriting and investment banking income                                          87,588             1,071,165
    Net dealer inventory and investment income, net of
       trading interest expense of $32,624 and
       $542,272, respectively                                                          382,288                70,390
    Other income                                                                         6,104                45,270
                                                                             ------------------    ------------------
          Total revenues                                                             6,208,276             9,703,603
                                                                             ------------------    ------------------

Expenses:
    Commissions, employee compensation and benefits                                  4,588,150             6,311,019
    Clearing and floor brokerage                                                        79,566               377,329
    Communications and occupancy                                                       449,724               477,611
    Professional fees                                                                  306,709               368,405
    Interest, including $45,231 and $28,671, respectively
       to related parties                                                               80,856                28,671
    Other                                                                              480,995               767,196
                                                                             ------------------    ------------------
          Total expenses                                                             5,986,000             8,330,231
                                                                             ------------------    ------------------

          Income before income tax expense
             and minority interest                                                     222,276             1,373,372

Income tax expense                                                                      87,216               532,800
                                                                             ------------------    ------------------
          Income before minority interest                                              135,060               840,572

Minority interest                                                                       58,715               182,247
                                                                             ------------------    ------------------

          Net income                                                       $            76,345               658,325
                                                                             ==================    ==================

Earnings per share:
    Basic                                                                  $              0.01                  0.05
                                                                             ==================    ==================
    Diluted                                                                $              0.01                  0.05
                                                                             ==================    ==================

Weighted average shares outstanding:
    Basic                                                                           12,661,343            12,537,218
                                                                             ==================    ==================
    Diluted                                                                         15,589,883            15,731,351
                                                                             ==================    ==================


See accompanying notes to consolidated financial statements.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Unaudited)



                                                                                  FOR THE THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                   2001                 2000
                                                                            -------------------   ------------------

Cash flows from operating activities:
     Net income                                                           $             76,345              658,325
     Adjustments to reconcile net income to net cash
        provided (used) by operating activities:
        Deferred tax expense                                                            87,218                    -
        Depreciation and amortization expense                                           34,122               23,976
        Minority interest                                                               58,715              182,247
        Increase in deposit with clearing organization                                  (5,344)                   -
        Increase in payable to clearing organization, net of
           receivable from clearing organization                                    (1,259,556)          (2,274,361)
        Decrease (increase) in receivables from employees and stockholders              93,683              (48,506)
        Decrease in federal income tax receivable                                    1,808,214                    -
        Increase in securities owned                                                (4,087,035)          (1,355,441)
        Decrease in other investments                                                        -              144,149
        (Increase) decrease in prepaid expenses and other assets                       (40,726)              91,077
        Increase in accounts payable, accrued
           expenses and other liabilities                                            2,403,945              913,308
        Increase in securities sold, not yet purchased                               1,929,143              283,467
        Decrease in federal income taxes payable                                             -             (192,916)
                                                                            -------------------   ------------------
           Net cash provided (used) by operating activities                          1,098,724           (1,574,675)
                                                                            -------------------   ------------------
Cash flows from investing activities:
     Purchase of furniture and equipment                                                (1,966)             (34,087)
                                                                            -------------------   ------------------
           Net cash used by investing activities                                        (1,966)             (34,087)
                                                                            -------------------   ------------------
Cash flows from financing activities:
     Principal payments on line of credit                                             (500,000)                   -
                                                                            -------------------   ------------------
           Net cash used by financing activities                                      (500,000)                   -
                                                                            -------------------   ------------------
           Net increase (decrease) in cash and cash equivalents                        596,758           (1,608,762)

Cash and cash equivalents at beginning of period                                       482,562            2,732,175
                                                                            -------------------   ------------------

Cash and cash equivalents at end of period                                $          1,079,320            1,123,413
                                                                            ===================   ==================
Supplemental disclosures:
     Interest paid                                                        $             63,981              450,485
     Taxes paid                                                           $              2,363              700,000


See accompanying notes to consolidated financial statements.

(1)      General

Westech Capital Corp. ("Westech"), a Delaware corporation, is a holding company whose primary operating subsidiary is Tejas Securities Group, Inc., a Texas corporation ("Tejas Securities"). Tejas Securities is engaged in the business of providing brokerage and related financial services to institutional and retail customers nationwide.

Westech Capital Corp. was incorporated as a shell corporation in New York on July 18, 1990, and made an initial public offering in November 1991. Westech Capital Corp. was acquired by Tejas Securities in a reverse merger effected on August 27, 1999. Pursuant to an Agreement and Plan of Merger by and among Westech, Tejas Securities, Tejas Securities Group Holding Company, a Texas corporation ("Tejas Holding"), and Westech Merger Sub, Inc., a Delaware corporation ("Merger Sub"), Merger Sub was merged (the "Merger") with and into Tejas Holding and Tejas Holding (which owns approximately 81% of Tejas Securities) became a wholly-owned subsidiary of Westech. Under the terms of the Merger, the shareholders of Tejas Holding exchanged their shares for shares of Westech at a ratio 2.4825 to one. The former shareholders of Tejas Holding currently own approximately 95% of the issued and outstanding common stock of Westech, $.001 par value per share. On April 30, 2001, Westech reincorporated to the State of Delaware.

Tejas Securities' business is conducted out of its primary office in Austin, Texas with branch offices in Atlanta, Georgia and Houston, Texas. Tejas Securities is a registered broker-dealer and investment advisor offering: (i) brokerage services to retail and institutional customers; (ii) high quality investment research to institutional and retail customers; (iii) market making activities in stocks traded on the Nasdaq National Market System and other national exchanges; and (iv) investment banking services.

The accompanying unaudited consolidated financial statements of Westech and subsidiaries (collectively referred to as the "Company") have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. All adjustments (consisting of only normal recurring adjustments) that are necessary in the opinion of management for a fair presentation of the interim consolidated financial statements have been included.

The interim financial information should be read in conjunction with the Company's 2000 Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results of the year ending December 31, 2001.

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

Tejas Securities elects to use the basic method of the Rule, which requires it to maintain minimum net capital equal to the greater of $250,000 or 6-2/3% of aggregrate indebtedness. As of March 31, 2001, Tejas Securities' net capital of $588,530 was $316,682 in excess of the minimum required. Tejas Securities' ratio of aggregate indebtedness to net capital was 6.93 to 1 at March 31, 2001.

(3)      Earnings Per Share

Basic earnings per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflects dilution from all contingently issuable shares, including options issued during the three month periods ended March 31, 2001 and 2000. Contingently issuable shares are not included in the weighted average number of shares when the inclusion would increase net income per share or decrease the net loss per share.

Earnings per share is calculated as follows.

                                                           For the Three Months
                                                              Ended March 31,
                                                            2001           2000
                                                            ----           ----
       BASIC EARNINGS PER SHARE:
       Net income                                     $       76,345      658,325
       Weighted average shares outstanding                12,661,343   12,537,218

       Basic earnings per share                       $         0.01         0.05

       DILUTED EARNINGS PER SHARE:
       Net income                                     $       76,345      658,325
         Income impact of assumed conversion
           of subsidiary stock and recognition
           of minority interest income                        58,715      182,247
         Income available to common
           stockholders after assumed conversions            135,060      840,572

       Weighted average shares outstanding                12,661,343   12,537,218
       Effect of dilutive securities:
         Options                                             357,852      555,274
         Assumed conversion of subsidiary stock            2,524,703    2,396,439
         Application of treasury stock method
           to subscriptions receivable                        45,985      242,420
       Weighted average shares outstanding                15,589,883   15,731,351

       Diluted earnings per share                     $         0.01         0.05

The Company has included the dilutive effect of 1,179,187 and 1,303,312 shares of the Company's common stock at March 31, 2001 and 2000, respectively, in the computation of diluted earnings per share. Of the 1,179,187 and 1,303,312 options issued by the Company as of March 31, 2001 and 2000, respectively, 357,852 and 555,274 options are included as dilutive securities on a weighted average basis for the three months ended March 31, 2001 and 2000, respectively. Options to purchase 2,358,333 and 2,765,000 shares of the Company's common stock at March 31, 2001 and 2000, respectively, were not included in the computation of diluted earnings per share because the options' exercise price was greater than the estimated market value per share of common stock for the period.

The Company has included the dilutive effects of shares of Tejas Securities' common stock that are convertible into the Company's common stock. Tejas Securities has 1,017,000 and 965,333 shares of its common stock issued and outstanding at March 31, 2001 and 2000, respectively, that are convertible into common stock of the Company at a ratio of 2.4825 to one (2,524,703 and 2,396,439 shares, respectively). In addition, the Company has included the dilutive effect of Tejas Securities' subscriptions receivable based on the treasury stock method. The Company recognizes the incremental effect on its shares outstanding assuming the subscriptions receivable are fully paid for and exchanged for the Company's common stock versus the Company repurchasing those shares using a weighted average market price for the period.

(4)      Industry Segment Data

Westech has two reportable segments: brokerage services and investment banking. The primary operating segment, brokerage services, includes sales, trading and market-making activities of Westech and encompasses both retail and institutional customer accounts. These segments require the commitment of significant human capital and financial resources, as well as industry specific skills. The investment-banking segment participates in underwriting of corporate securities as a syndicate member, and provides advisory services to companies. Income associated with other investments accounted for under the equity method is included in other segment activity for the three months ended March 31, 2000.

The following table presents segment revenues, profits and assets for the three months ended March 31, 2001.

                                                                   Investment
                                                Brokerage           Banking             Other              Total
                                              ---------------    ---------------    ---------------    ---------------

       Revenues from external
           Customers                       $       5,944,865             87,588              6,104          6,038,557
       Interest revenue                              202,343            -                  -                  202,343
       Interest expense                              113,480            -                  -                  113,480
       Depreciation and amortization                  34,122            -                  -                   34,122
       Segment profit                                178,943             37,229              6,104            222,276

       Segment assets                             17,603,458            -                   -              17,603,458
       Capital expenditures                            1,966            -                   -                   1,966

The following table presents segment revenues, profits and assets for the three months ended March 31, 2000.

                                                                   Investment
                                                Brokerage           Banking             Other              Total
                                              ---------------    ---------------    ---------------    ---------------

       Revenues from external
           Customers                       $       9,080,426          1,071,165             45,270         10,196,861
       Interest revenue                               51,014            -                  -                   51,014
       Interest expense                              570,943            -                  -                  570,943
       Depreciation and amortization                  23,976            -                  -                   23,976
       Segment profit                                348,908            979,194             45,270          1,373,372

       Segment assets                             16,734,178            -                  788,104         17,522,282
       Capital expenditures                           34,087            -                  -                   34,087

(5)      New Accounting Pronouncements

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement), and SFAS No. 138, An Amendment to SFAS No. 133. The Company implemented this Statement effective with its 2001 fiscal year (after deferral by SFAS No. 137). Statement 133 addresses the accounting for derivative instruments, including certain instruments embedded in other contracts, and for hedging activities. Under this Statement, the Company recognizes all derivative instruments as either assets or liabilities in the statement of financial condition and measures those at fair value. If certain conditions are met a derivative may be specifically designated as a hedge, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-dominated forecasted transaction. The adoption of the Statement on January 1, 2001 had no impact on the Company's consolidated financial position or results of operations. The Company did not hold any derivatives as of December 31, 2000 or March 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements and Risk Factors

All statements past and future, written or oral, made by Westech or its officers, directors, stockholders, agents, representatives or employees, including without limitation, those statements contained in this Report on Form 10-Q, that are not purely historical are forward-looking statements, including statements regarding Westech's expectations, hopes, intentions or strategies regarding the future. Forward-looking statements may appear in this document or other documents, reports, press releases, and written or oral presentations made by officers of Westech to stockholders, analysts, news organizations or others. Readers should not place undue reliance on forward-looking statements. All forward-looking statements are based on information available to Westech and the declarant at the time the forward-looking statement is made, and Westech assumes no obligation to update any such forward-looking statements. It is important to note that Westech's actual results could differ materially from those described in such forward-looking statements. In addition to any risks and uncertainties specifically identified in connection with such forward-looking statements, the reader should consult Westech's filings under the Securities Exchange Act of 1934, for factors that could cause actual results to differ materially from those presented.

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

Westech's total revenues decreased by $3,495,327 or 36% to $6,208,276 for the three months ended March 31, 2001 compared to the prior year quarter.

Commission revenues from principal and equity transactions decreased $2,784,482 or 33% to $5,732,296 for the three months ended March 31, 2001. The decrease is the result of continuing declines in the equity markets. During the first quarter of 2001, the NASDAQ index decreased approximately 26% versus a gain of approximately 12% during the respective quarter in 2000.

Investment banking revenues decreased $983,577 or 92% to $87,588 for the three months ended March 31, 2001. The decrease in investment banking revenues is a function of the overall reduction of available funding in the public and private equity markets during the past year. For the three months ended March 31, 2001, Tejas Securities generated $87,588 in advisory fee income. For the three months ended March 31, 2000, Tejas Securities generated $469,021 in private placement fees, $362,144 in fees from syndicate activities, and $240,000 in corporate advisory fees.

Net dealer inventory and investment income increased by $311,898 or 443% to $382,288 for the three months ended March 31, 2001. The increase in inventory and investment income resulted from trading activity in private equity positions.

For the three months ended March 31, 2001, other income decreased $39,166 or 87% to $6,104. The decrease for the three months ended March 31, 2001 resulted from the loss of management fees associated with TSG Internet Fund I, Ltd., upon its dissolution in December 2000.

Total expenses decreased by $2,344,231 or 28% to $5,986,000 for the three months ended March 31, 2001. Net income for the three months decreased by $581,980 or 88% to $76,345.

Commissions, employee compensation and benefits decreased $1,722,869 or 27% to $4,588,150 for the three months ended March 31, 2001. Commission expense decreased $1,532,136 or 35% to $2,793,969 primarily as a result of the decrease in commission revenue. General and administrative salaries and other employee benefits decreased due to overall reductions in administrative and management personnel since April 2000.

Clearing and floor brokerage costs decreased $297,763 or 79% to $79,566 for the three months ended March 31, 2001. The overall decrease in clearing and floor brokerage costs for the three months ended March 31, 2001 results from lower trading activity in the over-the-counter equity markets and on the national exchanges. Much of the cost decrease is attributed to the market making activities, and the decreased activity in both the retail and institutional equity departments.

Communications and occupancy charges decreased $27,887 or 6% to $449,724 for the three months ended March 31, 2001. The decrease in occupancy charges is the result of the sublease of a portion of Westech's corporate headquarters in January 2001. Communications charges decreased approximately $37,000 for the three months ended March 31, 2001 as a function of the overall decrease in employees since the first quarter of 2000.

Professional fees for the three months ended March 31, 2001 decreased $61,696 or 17% to $306,709. The decrease corresponds to the reduction of legal and accounting fees.

Interest expense for the three months ended March 31, 2001 increased $52,185 or 182% to $80,856. The increase is due to the addition of $750,000 of notes payable to stockholders during November 2000 and the $1,500,000 line of credit obtained in June 2000.

Other expenses decreased $286,201 or 37% to $480,995 for the three months ended March 31, 2001. The overall decrease in other expenses during the three months ended March 31, 2001 is the result of decreases in general and administrative services needed to support administrative infrastructure.

Income tax expense decreased $445,584 or 84% to $87,216 for the three months ended March 31, 2001. The overall decrease in income tax expense for the three months ended March 31, 2001 is due to the decrease in taxable income during the respective period. Westech's effective tax rate was 39% for the three months ended March 31, 2001.

Minority interest in net income for the three months ended March 31, 2001 was $58,715. Minority interest in net income was created as a result of the merger of Westech and Tejas Securities.

Liquidity and Capital Resources

Tejas Securities utilizes the receivable balance from its clearing organization, First Clearing Corporation, to fund operating and investing activities. The receivable balance represents the residual equity due to Tejas Securities from First Clearing Corporation if Tejas Securities liquidated all of its investment security holdings. The receivable balance from the clearing organization is also used to secure temporary financing from First Clearing Corporation for the purchase of investments in Tejas Securities' trading accounts. The receivable balance held at First Clearing Corporation may fluctuate depending on factors such as the market valuation of securities held in Tejas Securities' trading accounts, realized trading profits, commission revenue, cash withdrawals and clearing costs charged to Tejas Securities for conducting its trading activities. The overall growth in the receivable from clearing organization balance resulted from the increase in commission revenue during the three months ended March 31, 2001, and the cash received from securities sold, not yet purchased.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Tejas Securities' primary market risk exposure is to market price changes and the resulting risk of loss that may occur from the potential change in the value of a financial instrument as a result of price volatility or changes in liquidity for which Tejas Securities has no control. Securities owned by Tejas Securities are either related to daily trading activities or Tejas Securities' principal investing activities. Market price risk related to trading securities is managed primarily through the daily monitoring of funds committed to the various types of securities owned by Tejas Securities and by limiting exposure to any one investment or type of investment.

Tejas Securities' trading securities were $6,520,057 in long positions and $2,375,221 in short positions at March 31, 2001. These trading securities may be exchange listed, Nasdaq or other over-the-counter securities on both long and short positions. The potential loss in fair value, using a hypothetical 10% decline in prices, is estimated to be $889,000 as of March 31, 2001. A 10% hypothetical decline was used to represent a significant and plausible market change.

Tejas Securities' investment securities are typically those reported on by Tejas Securities' research analysts. These positions often consist of high-yield debt securities and the related equity securities. Tejas Securities monitors this risk by maintaining current operating and financial data on the companies involved, and projecting future valuations based upon the occurrence of critical future events. Any transactions involving the investment securities are typically based upon recommendations of Tejas Securities' research analysts versus current market performance.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes to the claims or legal actions in which Westech is involved since December 31, 2000. Additionally, there are no other liabilities arising from claims or legal actions that management believes would have a significant adverse effect on the consolidated financial condition or results of operations of Westech.

ITEM 6.  EXHIBITS AND REPORTS ON 8-K

a)       Exhibits

         Exhibit list

b)       Current reports on Form 8-K

         On May 2, 2001, the Company filed a Form 8-K for the reincorporation to the State of Delaware.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, The Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Westech Capital Corp.

Date:    May 14, 2001
                                          /s/ CHARLES H. MAYER
                                          ------------------------------------
                                                  Charles H. Mayer
                                                  President

                                          /s/ KURT J. RECHNER
                                          ------------------------------------
                                                  Kurt J. Rechner
                                                  Chief Financial Officer

                                          /s/ JOHN F. GARBER
                                          ------------------------------------
                                                  John F. Garber
                                                  Director of Finance (Principal
                                                         Accounting Officer)

       EXHIBIT
       NUMBER                               DESCRIPTION
       -------                              -----------
         2.1      Agreement and Plan of Merger (Incorporated herein by reference to Exhibit 1.1 to the registrant's Current Report on Form
                  8-K/A filed on October 22, 1999)
         3.1      Certificate of Incorporation (Incorporated herein by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on May 2, 2001)
         3.2      Bylaws (Incorporated herein by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on May 2, 2001)
         4.1      NASD Subordinated Loan Agreement, Form SL-1, dated October 13,
                  1998, between Clark N. Wilson and the Company (Incorporated herein by reference to Exhibit 4.1 to the registrant's
                  Registration Statement on Form 10-12(g) (File No. 000-29235))
         4.2      NASD Subordinated Loan Agreement, Form SL-1, dated June 4,
                  1999, between Clark N. Wilson and the Company (Incorporated herein by reference to Exhibit 4.2 to the registrant's
                  Registration Statement on Form 10-12(g) (File No. 000-29235))
         4.3      Shareholder Agreement, dated November 23, 1999, between John
                  Ohmstede, John Glade, Michael Hidalgo, Jon McDonald, Britt
                  Rodgers, Bob Sternberg, Mike Wolf, Greg Woodby and the Company
                  (Incorporated herein by reference to Exhibit 4.3 to the
                  registrant's Registration Statement on Form 10-12(g) (File No.
                  000-29235))
         4.4      Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.1 above)
         4.5      Bylaws (Incorporated herein by reference to Exhibit 3.2 above)
         10.1     Agreement, dated May 19, 2000, with First Clearing Corporation
                  (Incorporated herein by reference to Exhibit 10.13 to the
                  registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)
         10.2     Promissory note agreement, dated November 9, 2000, between
                  Charles H. Mayer and the Company (Incorporated herein by
                  reference to Exhibit 10.14 to the registrant's Quarterly
                  Report on Form 10-Q for the quarter ended September 30, 2000)
         10.3     Promissory note agreement, dated November 9, 2000, between
                  John J. Gorman and the Company (Incorporated herein by
                  reference to Exhibit 10.15 to the registrant's Quarterly
                  Report on Form 10-Q for the quarter ended September 30, 2000)
         10.4     Promissory note agreement, dated February 7, 2001, between
                  Charles H. Mayer and the Company (Incorporated herein by
                  reference to Exhibit 10.16 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2000)
         10.5     Promissory note agreement, dated February 7, 2001, between
                  John J. Gorman and the Company (Incorporated herein by
                  reference to Exhibit 10.17 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2000)
         10.6     Promissory note agreement, dated June 7, 2000, between First
                  United Bank and the Company (Incorporated herein by reference to Exhibit 10.18 to the registrant's Annual Report on Form
                  10-K for the year ended December 31, 2000)
         10.7     Modification of employment agreement between Charles H. Mayer and Tejas Securities Group, Inc., dated January 1, 2001
                  (Incorporated herein by reference to Exhibit 10.19 to the
                  registrant's Annual Report on Form 10-K for the year ended
                  December 31, 2000)
         10.8     Promissory note agreement, dated March 6, 2001, between First
                  United Bank and the Company (modification to Exhibit 10.6)
                  (Incorporated herein by reference to Exhibit 10.20 to the
                  registrant's Annual Report on Form 10-K for the year ended
                  December 31, 2000)
         99.1     Articles of Incorporation of Tejas Securities Group, Inc.
                  (Incorporated herein by reference to Exhibit 99.1 to the
                  registrant's Registration Statement on Form 10-12(g) (File No.
                  000-29235))
         99.2     Bylaws of Tejas Securities Group, Inc. (Incorporated herein by reference to Exhibit 99.2 to the registrant's Registration
                  Statement on Form 10-12(g) (File No. 000-29235))
         99.3     Articles of Incorporation of Tejas Securities Group Holding
                  Company (Incorporated herein by reference to Exhibit 99.3 to the registrant's Registration Statement on Form 10-12(g) (File
                  No. 000-29235))
         99.4     Bylaws of Tejas Securities Group Holding Company (Incorporated
                  herein by reference to Exhibit 99.4 to the registrant's
                  Registration Statement on Form 10-12(g) (File No. 000-29235))

----------
*        Filed herewith.