Form 10-Q
period 2001-06-30
WESTECH CAPITAL CORP
filed 2001-08-14
CIK 869688

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

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

                2700 Via Fortuna, Suite 400, Austin, Texas 78746
-------------------------------------------------------------------------------
               (Address of Principal Executive Offices)   (Zip Code)

        Registrant's telephone number, including area code (512) 306-8222

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 31, 2001, the Registrant had the following number of shares of common stock, $0.001 par value per share, outstanding: 1,266,134.

PART 1 -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition


                                                                   JUNE 30,
                                                                     2001         DECEMBER 31,
                                     ASSETS                      (UNAUDITED)           2000
                                                                ------------      ------------
Cash and cash equivalents                                       $  1,121,182           482,562
Deposit with clearing organization, restricted                       257,583           250,000
Receivable from clearing organization, partially restricted        5,284,088         2,842,196
Receivables from employees and stockholders                          403,850           334,200
Federal income taxes receivable                                           --         1,808,214
Securities owned, at market value                                  2,047,285         2,433,022
Furniture and equipment, net                                         538,038           540,477
Deferred tax asset, net                                              358,621           471,552
Prepaid expenses and other assets                                    288,309           243,516
                                                                ------------      ------------
          Total assets                                          $ 10,298,956         9,405,739
                                                                ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable, accrued expenses and other liabilities        $  2,622,902         1,869,821
Securities sold, not yet purchased                                    40,005           446,078
Payable to clearing organization                                   4,386,061         2,563,240
Line of credit                                                       800,000         1,500,000
Notes payable to stockholders                                             --           750,000
Subordinated debt                                                  1,000,000         1,000,000
                                                                ------------      ------------
          Total liabilities                                        8,848,968         8,129,139
                                                                ------------      ------------

Minority interest in subsidiary                                      454,444           377,382

Commitments and contingencies

Stockholders' equity:
    Common stock, $0.001 par value
       50,000,000 shares authorized; 1,266,134
       issued at June 30, 2001 and
       December 31, 2000                                               1,266             1,266
    Additional paid in capital                                     1,730,744         1,730,744
    Accumulated deficit                                             (736,466)         (832,792)
                                                                ------------      ------------
          Total stockholders' equity                                 995,544           899,218
                                                                ------------      ------------
          Total liabilities and stockholders' equity            $ 10,298,956         9,405,739
                                                                ============      ============


See accompanying notes to consolidated financial statements.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                Consolidated Statements of Operations (Unaudited)


                                                                 FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                                         JUNE 30,                          JUNE 30,
                                                                    2001            2000              2001             2000
                                                                -----------      -----------      -----------      -----------
Revenues:
    Commissions                                                 $ 6,385,532        3,850,318       12,117,829       12,367,096
    Underwriting and investment banking income                      196,525          358,035          284,112        1,429,200
    Net dealer inventory and investment loss, net of
      trading interest expense of $29,138, $(16,305),
      $61,762 and $527,967 for the three and six months
      ended June 30, 2001 and 2000, respectively                 (1,169,950)      (2,744,407)        (787,662)      (2,674,017)
    Other income                                                      7,169          109,207           13,273          154,477
                                                                -----------      -----------      -----------      -----------
        Total revenues                                            5,419,276        1,573,153       11,627,552       11,276,756
                                                                -----------      -----------      -----------      -----------

Expenses:
    Commissions, employee compensation and benefits               4,175,721        2,713,496        8,763,872        9,024,515
    Clearing and floor brokerage                                    103,637          296,207          183,202          673,536
    Communications and occupancy                                    425,439          515,206          875,163          992,817
    Professional fees                                               201,506          758,759          508,214        1,127,164
    Interest, including $46,272, $31,716, $85,294 and
      $60,387 for the three and six months ended
      June 30, 2001 and 2000, respectively, to related
      parties                                                        65,888           36,747          146,744           65,418
    Other                                                           376,056          722,191          857,051        1,489,387
                                                                -----------      -----------      -----------      -----------
        Total expenses                                            5,348,247        5,042,606       11,334,246       13,372,837
                                                                -----------      -----------      -----------      -----------

        Income (loss) before income tax expense (benefit)
          and minority interest                                      71,029       (3,469,453)         293,306       (2,096,081)

Income tax expense (benefit)                                         27,702       (1,217,003)         114,917         (684,203)
                                                                -----------      -----------      -----------      -----------
        Income (loss) before minority interest                       43,327       (2,252,450)         178,389       (1,411,878)

Minority interest                                                    23,346         (342,820)          82,063         (160,573)
                                                                -----------      -----------      -----------      -----------

        Net income (loss)                                       $    19,981       (1,909,630)          96,326       (1,251,305)
                                                                ===========      ===========      ===========      ===========
Earnings (loss) per share:
    Basic                                                       $      0.02            (1.51)            0.08            (1.00)
                                                                ===========      ===========      ===========      ===========
    Diluted                                                     $      0.02            (1.51)            0.07            (1.00)
                                                                ===========      ===========      ===========      ===========
Weighted average shares outstanding:
    Basic                                                         1,266,134        1,260,894        1,266,134        1,257,308
                                                                ===========      ===========      ===========      ===========
    Diluted                                                       1,290,534        1,260,894        1,303,526        1,257,308
                                                                ===========      ===========      ===========      ===========


See accompanying notes to consolidated financial statements.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Unaudited)


                                                                                 FOR THE SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                                   2001             2000
                                                                               -----------      -----------
Cash flows from operating activities:
     Net income (loss)                                                         $    96,326       (1,251,305)
     Adjustments to reconcile net income (loss) to net cash
        provided (used) by operating activities:
        Deferred tax expense (benefit)                                             112,931          (43,286)
        Depreciation and amortization expense                                       69,179           68,233
        Minority interest                                                           77,062         (110,573)
        Increase in deposit with clearing organization                              (7,583)              --
        Increase in receivable from clearing organization, net of
           payable to clearing organization                                       (619,071)      (5,043,608)
        (Increase) decrease in receivables from employees and stockholders         (69,650)         191,246
        Decrease in federal income tax receivable                                1,808,214               --
        Decrease in securities owned                                               385,737        2,917,778
        Decrease in other investments                                                   --          807,477
        Increase in prepaid expenses and other assets                              (44,793)        (299,443)
        Increase (decrease) in accounts payable, accrued
           expenses and other liabilities                                          753,081       (1,168,688)
        (Decrease) increase in securities sold, not yet purchased                 (406,073)       2,075,496
                                                                               -----------      -----------
           Net cash provided (used) by operating activities                      2,155,360       (1,856,673)
                                                                               -----------      -----------
Cash flows from investing activities:
     Purchase of furniture and equipment                                           (66,740)        (383,546)
                                                                               -----------      -----------
           Net cash used by investing activities                                   (66,740)        (383,546)
                                                                               -----------      -----------
Cash flows from financing activities:
     Proceeds from stock issuances                                                      --           50,000
     Principal payments on line of credit                                         (700,000)              --
     Principal payments on notes payable to stockholders                          (750,000)              --
                                                                               -----------      -----------
           Net cash provided (used) by financing activities                     (1,450,000)          50,000
                                                                               -----------      -----------

           Net increase (decrease) in cash and cash equivalents                    638,620       (2,190,219)

Cash and cash equivalents at beginning of period                                   482,562        2,732,175
                                                                               -----------      -----------

Cash and cash equivalents at end of period                                     $ 1,121,182          541,956
                                                                               ===========      ===========
Supplemental disclosures:
     Interest paid                                                             $   208,506          557,163
     Taxes paid                                                                $     6,464          833,547

Summary of non-cash transactions:

During 2000, the Company forgave $50,000 of common stock subscription receivable related to shares issued by Tejas Securities in 1999. The subscription receivable was from a former employee and has been recorded as compensation expense.

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

Westech was incorporated as a shell corporation in New York on July 18, 1990, and made an initial public offering in November 1991. In April 2001, Westech reincorporated from New York to Delaware. Westech was acquired by Tejas Securities in a reverse merger effected on August 27, 1999. Pursuant to an Agreement and Plan of Merger by and among Westech, Tejas Securities, Tejas Securities Group Holding Company, a Texas corporation ("Tejas Holding"), and Westech Merger Sub, Inc., a Delaware corporation ("Merger Sub"), Merger Sub was merged (the "Merger") with and into Tejas Holding and Tejas Holding (which owns approximately 81% of Tejas Securities) became a wholly-owned subsidiary of Westech. Under the terms of the Merger, the shareholders of Tejas Holding exchanged their shares for shares of Westech at a ratio .24825 to one. The former shareholders of Tejas Holding currently own approximately 95% of the issued and outstanding common stock of Westech, $.001 par value per share.

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

The interim financial information should be read in conjunction with the Company's 2000 Form 10-K. The results of operations for the three months and six months ended June 30, 2001 are not necessarily indicative of the results of the year ending December 31, 2001.

Certain reclassifications have been made to amounts presented in 2000 to be consistent with the 2001 presentation.

Effective June 29, 2001, Westech completed a 10-for-1 reverse stock split. As a result of this stock split, earnings (loss) per share amounts and all share amounts for prior periods have been restated to reflect the weighted average shares outstanding as though the stock split had taken effect in the prior periods.

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

Tejas Securities elects to use the basic method of the Rule, which requires it to maintain minimum net capital equal to the greater of $250,000 or 6-2/3% of aggregate indebtedness. As of June 30, 2001, Tejas Securities' net capital of $1,033,644 was $783,644 in excess of the minimum required. Tejas Securities' ratio of aggregate indebtedness to net capital was 2.46 to 1 at June 30, 2001.

(3)      Earnings (Loss) Per Share

Basic earnings (loss) per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings (loss) per share reflects dilution from all contingently issuable shares, including options issued during the three and six month periods ended June 30, 2001 and 2000. Contingently issuable shares are not included in the weighted average number of shares when the inclusion would increase net income per share or decrease net loss per share.

Earnings (loss) per share is calculated as follows.

                                                  For the Three Months             For the Six Months
                                                       Ended June 30,                 Ended June 30,
                                                  2001           2000             2001           2000
                                               ----------     ----------       ----------    ----------
BASIC EARNINGS (LOSS) PER SHARE:
Net income (loss)                              $   19,981     (1,909,630)         96,326     (1,251,305)
Weighted average shares outstanding             1,266,134      1,260,894       1,266,134      1,257,308

Basic earnings (loss) per share                $     0.02          (1.51)           0.08          (1.00)

DILUTED EARNINGS (LOSS) PER SHARE:
Net income (loss)                              $   19,981     (1,909,630)         96,326     (1,251,305)
  Income impact of assumed conversion of
    subsidiary stock and recognition of
    minority interest income                           --             --              --             --
  Income (loss) available to common
    stockholders after assumed conversions         19,981     (1,909,630)         96,326     (1,251,305)

Weighted average shares outstanding             1,266,134      1,260,894       1,266,134      1,257,308
Effect of dilutive securities:
  Options                                           7,183             --          21,484             --
  Assumed conversion of subsidiary stock               --             --              --             --
  Application of treasury stock method to
    Subscriptions receivable                       17,217             --          15,908             --
Weighted average shares outstanding             1,290,534      1,260,894       1,303,526      1,257,308

Diluted earnings (loss) per share              $     0.02          (1.51)           0.07          (1.00)

The Company has included the dilutive effect of 62,063 and 117,919 for options on shares of the Company's common stock for the three and six months ended June 30, 2001, respectively, in the computation of diluted earnings (loss) per share. Of the 62,063 and 117,919 options issued by the Company, 7,183 and 21,484 options are included as dilutive securities on a weighted average basis for the three and six months ended June 30, 2001, respectively. Options to purchase 285,856 and 401,919 shares of the Company's common stock at June 30, 2001 and 2000, respectively, were not included in the computation of diluted earnings
(loss) per share because the options were antidilutive.

The Company has not included the dilutive effects of shares of Tejas Securities' common stock for the six months ended June 30, 2001 and 2000 as they are antidilutive. On July 23, 2001, the Company offered each holder of Tejas Securities common stock the opportunity to exchange their shares of Tejas Securities common stock for that of the Company's common stock at a ratio of
 .24825 to one. Tejas Securities has 1,015,500 and 1,015,333 shares of its common stock issued and outstanding at June 30, 2001 and 2000, respectively, that are exchangeable for common stock of the Company (252,098 and 252,056 shares, respectively). In addition, the Company has not included the dilutive effect of Tejas Securities' subscriptions receivable based on the treasury stock method for the three and six months ended June 30, 2000 as they are antidilutive.

(4)      Industry Segment Data


Westech has two reportable segments: brokerage services and investment banking. The primary operating segment, brokerage services, includes sales, trading and market-making activities of Westech and encompasses both retail and institutional customer accounts. These segments require the commitment of significant human capital and financial resources, as well as industry specific skills. The investment-banking segment participates in underwriting of corporate securities as a syndicate member, and provides advisory services to companies. Income associated with other investments accounted for under the equity method is included in other segment activity for the six months ended June 30, 2000.

The following table presents segment revenues, profits and assets for the six months ended June 30, 2001.

                                                  Investment
                                   Brokerage        Banking          Other           Total
                                  -----------     -----------     -----------     -----------
Revenues from external
    Customers                     $11,343,850         284,112              --      11,627,962
Interest revenue                       61,352              --              --          61,352
Interest expense                      208,506              --              --         208,506
Depreciation and amortization          69,179              --              --          69,179
Segment profit                        114,377         178,929              --         293,306

Segment assets                     10,298,956              --              --      10,298,956
Capital expenditures                   66,740              --              --          66,740

The following table presents segment revenues, profits (losses) and assets for the six months ended June 30, 2000.


                                                    Investment
                                   Brokerage          Banking           Other            Total
                                  ------------     -------------     ------------     ------------
Revenues from external
    Customers                     $ 10,122,977         1,429,200          154,477       11,706,654
Interest revenue                        98,069                --               --           98,069
Interest expense                       593,385                --               --          593,385
Depreciation and amortization           68,233                --               --           68,233
Segment profit (loss)               (3,432,513)        1,181,955          154,477       (2,096,081)

Segment assets                      12,825,076                --          546,290       13,371,366
Capital expenditures                   383,546                --               --          383,546

(5)      New Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 138, An Amendment to Statement No. 133. The Company implemented Statement 133 effective with its 2001 fiscal year (after deferral by Statement No. 137). Statement 133 addresses the accounting for derivative instruments, including certain instruments embedded in other contracts, and for hedging activities. Under Statement 133, the Company recognizes all derivative instruments as either assets or liabilities in the statement of financial condition and measures those at fair value. If certain conditions are met a derivative may be specifically designated as a hedge, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-dominated forecasted transaction. The adoption of Statement 133 on January 1, 2001 had no impact on the Company's consolidated financial position or results of operations. The Company did not hold any derivatives as of December 31, 2000 or June 30, 2001.

In July 2001, FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The Company is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. The adoption of Statements 141 and 142 will not have any impact on the Company's consolidated financial statements as it has no goodwill.

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

Westech's total revenues increased by $350,796 or 3% to $11,627,552 for the six months ended June 30, 2001, compared to the six months ended June 30, 2000. Total revenues increased $3,846,123 or 244% to $5,419,276 for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. The reasons for the increases are set forth below.

Commission revenues from debt and equity transactions decreased $249,267 or 2% to $12,117,829 for the six months ended June 30, 2001. For the three months ended June 30, 2001, commission revenues from debt and equity transactions increased $2,535,214 or 66% to $6,385,532. The decrease for the six months ended June 30, 2001 is the result of declines in the equity markets during the first quarter of 2001. For the three months ended June 30, 2001, Tejas Securities realized increases in commission revenues through the sale of private equity securities.

Investment banking revenues decreased $1,145,088 or 80% to $284,112 and $161,510 or 45% to $196,525 for the six months and three months ended June 30, 2001. The decrease in investment banking revenues is a function of the overall reduction of available funding in the public and private equity markets during the past year. For the six months ended June 30, 2001, Tejas Securities generated $279,375 in advisory fee income. For the six months ended June 30, 2000, Tejas Securities generated $504,021 in private placement fees, $410,179 in fees from syndicate activities, and $515,000 in corporate advisory fees.

Net dealer inventory and investment loss decreased by $1,886,355 or 71% to $(787,662) and $1,574,457 or 57% to $(1,169,950) for the six months and three months ended June 30, 2001, respectively. The decrease in inventory and investment loss resulted from lower overall inventory levels for the six and three month periods ended June 30, 2001 compared to the respective periods in 2000. In addition, during the three months ended June 30, 2001, Tejas Securities recognized $1,169,950 in net dealer inventory and investment loss primarily from high yield debt securities held in its trading accounts.

For the six months and three months ended June 30, 2001, other income decreased $141,204 or 91% to $13,273 and $102,038 or 93% to $7,169, respectively. The decrease for the six and three months ended June 30, 2001 resulted from the loss of management fees associated with TSG Internet Fund I, Ltd., upon its dissolution in December 2000.

Total expenses decreased by $2,038,591 or 15% to $11,334,246 for the six months ended June 30, 2001. For the three months ended June 30, 2001, total expenses increased $305,641 or 6% to $5,348,247. Net income (loss) for the six months and three months increased by $1,347,631 to $96,326 and $1,929,611 to $19,981,
respectively. The explanations for the changes are set forth below.

Commissions, employee compensation and benefits decreased $260,643 or 3% to $8,763,872 for the six months ended June 30, 2001. For the three months ended June 30, 2001, commissions, employee compensation and benefits increased $1,462,225 or 54% to $4,175,721. Commission expense increased $713,462 or 13% to
$6,045,898 and $2,245,597 or 223% to $3,251,929 for the six months and three months ended June 30, 2001, respectively. The increase in commission expense for both periods is due to the increase in commission revenue for the three months ended June 30, 2001 and escalating broker compensation rates upon the completion of individual revenue goals. General and administrative salaries and other employee benefits decreased due to overall reductions in administrative and management personnel since April 2000.

Clearing and floor brokerage costs decreased $490,334 or 73% to $183,202 and $192,570 or 65% to $103,637 for the six months and three months ended June 30, 2001. The overall decrease in clearing and floor brokerage costs for the six months and three months ended June 30, 2001 results from lower trading activity in the over-the-counter equity markets and on the national exchanges. Much of the cost decrease is attributed to the market making activities, and the decreased activity in both the retail and institutional equity departments.

Communications and occupancy charges decreased $117,654 or 12% to $875,163 and $89,767 or 17% to $425,439 for the six months and three months ended June 30, 2001. The decrease in occupancy charges is the result of the sublease of a portion of Westech's corporate headquarters in January 2001. Communications charges decreased approximately $37,000 for the three months ended March 31, 2001 as a function of the overall decrease in employees since the first quarter of 2000.

Professional fees for the six months and three months ended June 30, 2001 decreased $618,950 or 55% to $508,214 and $557,253 or 73% to $201,506,
respectively. The decrease corresponds to the elimination of legal and accounting fees associated with the Merger and the registration of Westech's common stock.

Interest expense for the six months and three months ended June 30, 2001 increased $81,326 or 124% to $146,744 and $29,141 or 79% to $65,888,
respectively. The increase is due to the addition of $750,000 of notes payable to stockholders during November 2000 and the $1,500,000 line of credit obtained in June 2000. In May and June 2001, Westech retired the notes payable to John Gorman and Charles Mayer, respectively, through full repayment of principal and interest.

Other expenses decreased $632,336 or 42% to $857,051 and $346,135 or 48% to $376,056 for the six months and three months ended June 30, 2001. The overall decrease in other expenses during the six and three months ended June 30, 2001 is the result of decreases in general and administrative services needed to support administrative infrastructure.

Income tax expense increased $799,120 to $114,917 and $1,244,705 to $27,702 for the six months and three months ended June 30, 2001. The overall increase in income tax expense for the six and three months ended June 30, 2001 is due to the increase in taxable income during the respective period. Westech's effective tax rate was 39% and for the six and three months ended June 30, 2001, respectively.

Minority interest in net income for the six months and three months ended June 30, 2001 was $82,063 and $23,346, respectively. Minority interest in net income was created as a result of the merger of Westech and Tejas Securities. Liquidity and Capital Resources

Tejas Securities utilizes the receivable balance from its clearing organization, First Clearing Corporation, to fund operating and investing activities. The receivable balance represents the residual equity due to Tejas Securities from First Clearing Corporation if Tejas Securities liquidated all of its investment security holdings. The receivable balance from the clearing organization is also used to secure temporary financing from First Clearing Corporation for the purchase of investments in Tejas Securities' trading accounts. The receivable balance held at First Clearing Corporation may fluctuate depending on factors such as the market valuation of securities held in Tejas Securities' trading accounts, realized trading profits, commission revenue, cash withdrawals and clearing costs charged to Tejas Securities for conducting its trading activities. The overall growth in the receivable from clearing organization balance resulted from the increase in commission revenue during the six months ended June 30, 2001, and the cash received from securities sold, not yet purchased.

In July 2001, Tejas Securities clearing agreement with First Clearing Corporation was terminated. Tejas Securities is currently in discussions with alternative providers of clearing services. Although First Clearing Corporation has advised Tejas Securities that it will continue to clear transactions until the transition is complete, failure to make adequate provisions for such services in a timely manner could ultimately disrupt normal operations. The Company believes that adequate alternative sources exist for services and that neither its operations, nor its liquidity, will be adversely impacted.

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

Credit risk is the potential for loss due to a customer or counterparty failing to perform its contractual obligation. Tejas Securities clears its securities transactions through a clearing organization. Under the terms of the clearing agreement, the clearing organization has the right to charge Tejas Securities for its losses that result from its customers' failure to fulfill their contractual obligations. In order to mitigate risk, Tejas Securities' policy is to monitor the credit standing of its customers and maintain collateral to support customer margin balances. Further, significant portions of Tejas Securities' assets are held at its clearing organization, First Clearing Corporation. Therefore, Tejas Securities could incur substantial losses if its clearing organization were to become insolvent or otherwise unable to meet its financial obligations. First Clearing Corporation has historically met all of its obligations to Tejas Securities.

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

Tejas Securities' trading securities were $2,047,285 in long positions and $40,005 in short positions at June 30, 2001. These trading securities may be exchange listed, Nasdaq or other over-the-counter securities on both long and short positions. The potential loss in fair value, using a hypothetical 10% decline in prices, is estimated to be $201,000 as of June 30, 2001. A 10% hypothetical decline was used to represent a significant and plausible market change.

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

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In June 2001, three former customers of Tejas Securities filed a suit in the State of Texas against Tejas Securities and an employee of Tejas Securities seeking $222,609 plus damages and legal fees. The amount of the claim is based on actual economic losses sustained on investments owned by the plaintiffs. Tejas Securities' counsel is reviewing the suit and preparing an answer for the court. Management does not believe this matter will produce any material adverse consequences to the Company.

There have been no other material changes to the claims or legal actions in which Westech is involved since December 31, 2000. Additionally, there are no other liabilities arising from claims or legal actions that management believes would have a significant adverse effect on the consolidated financial condition or results of operations of Westech.

ITEM 5.  OTHER INFORMATION

On July 23, 2001, Westech offered the minority interest investors in Tejas Securities, the opportunity to exchange their shares of Tejas Securities common stock for that of Westech common stock at a ratio of .24825 to one (the Merger exchange ratio, giving effect to the 10-for-1 reverse stock split). The offer period expires on August 17, 2001. Westech anticipates the exchange will be completed in the third quarter of 2001.

ITEM 6.  EXHIBITS AND REPORTS ON 8-K

a)       Exhibits

         Exhibit list

b)       Current reports on Form 8-K

         On June 25, 2001, the Company filed a Form 8-K to report the approval of a 10-for-1 reverse stock split of the shares of the Company's common stock effective June 29, 2001.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, The Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Westech Capital Corp.

Date: August 14, 2001
                                            /s/  CHARLES H. MAYER
                                            -----------------------------------
                                                 Charles H. Mayer
                                                 President

                                            /s/  KURT J. RECHNER
                                            -----------------------------------
                                                 Kurt J. Rechner
                                                 Chief Financial Officer

                                            /s/  JOHN F. GARBER
                                            -----------------------------------
                                                 John F. Garber
                                                 Director of Finance (Principal
                                                             Accounting Officer)

        EXHIBIT
        NUMBER                   DESCRIPTION OF EXHIBITS
        -------                  -----------------------
         2.1      Agreement and Plan of Merger (Incorporated herein by reference to Exhibit 1.1 to the registrant's Current Report on Form
                  8-K/A filed on October 22, 1999)

         2.2 Agreement and Plan of Merger, dated as of April 30, 2001, by and between Westech Capital Corp., a New York corporation, and Westech Capital Corp., a Delaware corporation (Incorporated herein by reference to Exhibit 2.1 to the registrant's Current
                  Report on Form 8-K on May 2, 2001)

         3.1 Certificate of Incorporation (Incorporated herein by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on May 2, 2001)

         3.2 Bylaws (Incorporated herein by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on May 2, 2001)

         3.3      Certificate of Amendment to Certificate of Incorporation
                  (Incorporated herein by reference to the registrant's Current
                  Report on Form 8-K filed on June 25, 2001)

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

         4.4 Certificate of Incorporation (Incorporated herein by reference to Exhibits 3.1 and 3.3 above)

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