Form 10-Q
period 2001-09-30
WESTECH CAPITAL CORP
filed 2001-11-14
CIK 869688

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001

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

        Registrant's telephone number, including area code (512) 306-8222

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 31, 2001, the Registrant had the following number of shares of common stock, $0.001 par value per share, outstanding: 1,512,024.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition




                                                                  SEPTEMBER 30,
                                                                      2001           DECEMBER 31,
                                                 ASSETS            (UNAUDITED)           2000
                                                                 --------------      ------------

Cash and cash equivalents                                         $  1,128,935            482,562
Deposit with clearing organization, restricted                         259,389            250,000
Receivable from clearing organization, partially restricted          5,117,229          2,842,196
Receivables from employees and stockholders                            214,811            334,200
Federal income taxes receivable                                             --          1,808,214
Securities owned, at market value                                    2,685,365          2,433,022
Furniture and equipment, net                                           502,396            540,477
Deferred tax asset, net                                                204,959            471,552
Prepaid expenses and other assets                                      382,778            243,516
                                                                  ------------       ------------

          Total assets                                            $ 10,495,862          9,405,739
                                                                  ============       ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable, accrued expenses and other liabilities          $  3,248,306          1,869,821
Securities sold, not yet purchased                                      31,009            446,078
Payable to clearing organization                                     3,596,882          2,563,240
Federal income taxes payable                                            66,224                 --
Line of credit                                                         650,000          1,500,000
Notes payable to stockholders                                               --            750,000
Subordinated debt                                                    1,000,000          1,000,000
                                                                  ------------       ------------
          Total liabilities                                          8,592,421          8,129,139
                                                                  ------------       ------------

Minority interest in subsidiary                                             --            377,382

Commitments and contingencies

Stockholders' equity:
    Common stock, $0.001 par value
       5,000,000 shares authorized; 1,512,024 and
       1,266,134 issued at September 30, 2001 and
       December 31, 2000, respectively                                   1,512              1,266
    Additional paid in capital                                       2,222,281          1,730,744
    Accumulated deficit                                               (320,352)          (832,792)
                                                                  ------------       ------------
          Total stockholders' equity                                 1,903,441            899,218
                                                                  ------------       ------------

          Total liabilities and stockholders' equity              $ 10,495,862          9,405,739
                                                                  ============       ============


See accompanying notes to consolidated financial statements.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                Consolidated Statements of Operations (Unaudited)



                                                                    FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                   SEPTEMBER 30,
                                                                       2001            2000            2001            2000
                                                                    -----------     -----------     -----------     -----------
Revenues:
    Commissions                                                     $ 5,301,055       1,882,890      17,418,884      14,249,986
    Underwriting and investment banking income                           32,815         318,609         316,927       1,747,809
    Net dealer inventory and investment gain (loss), net of
      trading interest expense of $121,998, $88,039,
      $154,577 and $612,963 for the three and nine months
      ended September 30, 2001 and 2000, respectively                   530,550        (675,384)       (257,111)     (3,349,401)
    Other income                                                          3,929          17,877          17,202         172,351
                                                                    -----------     -----------     -----------     -----------
        Total revenues                                                5,868,349       1,543,992      17,495,902      12,820,745
                                                                    -----------     -----------     -----------     -----------

Expenses:
    Commissions, employee compensation and benefits                   4,018,319       2,398,033      12,782,190      11,422,548
    Clearing and floor brokerage                                         68,923         196,529         252,125         870,065
    Communications and occupancy                                        402,301         504,728       1,277,463       1,497,545
    Professional fees                                                   435,592         165,025         943,806       1,292,189
    Interest, including $28,986, $28,986, $114,280 and
      $86,229 for the three and nine months ended
      September 30, 2001 and 2000, respectively, to related
      parties                                                            43,649          65,576         190,392         130,994
    Other                                                               396,054         570,884       1,253,110       2,060,268
                                                                    -----------     -----------     -----------     -----------
        Total expenses                                                5,364,838       3,900,775      16,699,086      17,273,609
                                                                    -----------     -----------     -----------     -----------

        Income (loss) before income tax expense (benefit)
          and minority interest                                         503,511      (2,356,783)        796,816      (4,452,864)

Income tax expense (benefit)                                            188,273        (735,617)        303,190      (1,419,820)
                                                                    -----------     -----------     -----------     -----------

        Income (loss) before minority interest                          315,238      (1,621,166)        493,626      (3,033,044)

Minority interest                                                      (100,876)       (257,988)        (18,814)       (418,561)
                                                                    -----------     -----------     -----------     -----------

        Net income (loss)                                           $   416,114      (1,363,178)        512,440      (2,614,483)
                                                                    ===========     ===========     ===========     ===========

Earnings (loss) per share:
    Basic                                                           $      0.31           (1.08)           0.40           (2.07)
                                                                    ===========     ===========     ===========     ===========

    Diluted                                                         $      0.21           (1.08)           0.32           (2.07)
                                                                    ===========     ===========     ===========     ===========

Weighted average shares outstanding:
    Basic                                                             1,348,097       1,266,134       1,293,455       1,260,250
                                                                    ===========     ===========     ===========     ===========

    Diluted                                                           1,519,214       1,266,134       1,543,610       1,260,250
                                                                    ===========     ===========     ===========     ===========

See accompanying notes to consolidated financial statements.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Unaudited)



                                                                       FOR THE NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                         2001               2000
                                                                      -----------       -----------
Cash flows from operating activities:
    Net income (loss)                                                 $   512,440        (2,614,483)
    Adjustments to reconcile net income (loss) to net cash
       provided (used) by operating activities:
       Deferred tax expense                                               266,593            32,070
       Depreciation and amortization expense                              104,821            94,249
       Minority interest                                                  (18,814)         (368,561)
       Increase in deposit with clearing organization                      (9,389)               --
       Increase in receivable from clearing organization, net of
          payable to clearing organization                             (1,241,391)         (568,378)
       Decrease in receivables from employees and stockholders            119,389           198,439
       Decrease (increase) in federal income tax receivable             1,808,214        (1,546,688)
       (Increase) decrease in securities owned                           (252,343)        1,728,402
       Decrease in other investments                                           --           932,253
       (Increase) decrease in prepaid expenses and other assets            (1,047)          519,061
       Increase (decrease) in accounts payable, accrued
          expenses and other liabilities                                1,378,485        (1,483,348)
       Decrease in securities sold, not yet purchased                    (415,069)         (127,940)
       Increase in federal income tax payable                              66,224                --
                                                                      -----------       -----------
          Net cash provided (used) by operating activities              2,318,113        (3,204,924)
                                                                      -----------       -----------

Cash flows from investing activities:
    Purchase of furniture and equipment                                   (66,740)         (340,267)
                                                                      -----------       -----------
          Net cash used by investing activities                           (66,740)         (340,267)
                                                                      -----------       -----------

Cash flows from financing activities:
    Proceeds from stock issuances                                              --            50,000
    Proceeds from notes payable                                                --         1,500,000
    Minority interest subscriptions collected                                  --             1,167
    Principal payments on line of credit                                 (850,000)               --
    Principal payments on notes payable to stockholders                  (750,000)               --
    Minority interest purchase of treasury stock                           (5,000)               --
                                                                      -----------       -----------
          Net cash provided (used) by financing activities             (1,605,000)        1,551,167
                                                                      -----------       -----------

          Net increase (decrease) in cash and cash equivalents            646,373        (1,994,024)

Cash and cash equivalents at beginning of period                          482,562         2,732,175
                                                                      -----------       -----------

Cash and cash equivalents at end of period                            $ 1,128,935           738,151
                                                                      ===========       ===========

Supplemental disclosures:
    Interest paid                                                     $   344,969           730,832
    Taxes paid                                                        $     6,464           934,440


During 2000, the Company forgave $50,000 of common stock subscription receivable related to shares issued by Tejas Securities in 1999. The subscription receivable was from a former employee and has been recorded as compensation expense.

In August 2001, the minority interest shareholders of Tejas Securities exchanged their shares of Tejas Securities common stock for those of the Company at a ratio of .24825 to one. As a result, the Company issued a total of 245,890 shares of its common stock. In addition, the Company recognized $138,215 in goodwill.

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

Westech was incorporated as a shell corporation in New York on July 18, 1990, and made an initial public offering in November 1991. Westech was acquired by Tejas Securities in a reverse merger effected on August 27, 1999. Pursuant to an Agreement and Plan of Merger, Tejas Securities Group Holding Company ("Tejas Holding"), a Texas corporation holding approximately 81% of Tejas Securities, became a wholly-owned subsidiary of Westech. In April 2001, Westech reincorporated from New York to Delaware.

On August 29, 2001, the minority interest shareholders of Tejas Securities exchanged their shares of Tejas Securities common stock for restricted stock of Westech. As a result, Westech owns, directly or through Tejas Holding, 100% of Tejas Securities.

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

The interim financial statements of Westech and subsidiaries (collectively referred to as the "Company") included herein have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Commission's rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2000. In management's opinion, the accompanying unaudited interim financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly our financial condition, results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications have been made to amounts presented in 2000 to be consistent with the 2001 presentation.

Effective June 29, 2001, the Company completed a 10-for-1 reverse stock split. As a result of this stock split, earnings (loss) per share amounts and all shares amounts for prior periods have been restated to reflect the shares outstanding as though the stock split had taken effect in the prior periods.

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

Tejas Securities elects to use the basic method of the Rule, which requires it to maintain minimum net capital equal to the greater of $250,000 or 6-2/3% of aggregate indebtedness. As of September 30, 2001, Tejas Securities' net capital of $1,712,381 was $1,462,381 in excess of the minimum required. Tejas Securities' ratio of aggregate indebtedness to net capital was 1.92 to 1 at September 30, 2001.

(3) Earnings (Loss) Per Share

Basic earnings (loss) per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings (loss) per share reflects dilution from all contingently issuable shares, including options during the three and nine month periods ended September 30, 2001 and 2000. Contingently issuable shares are not included in the weighted average number of shares when the inclusion would increase net earnings per share or decrease net loss per share.


Earnings (loss) per share is calculated as follows.


                                                         For the Three Months                   For the Nine Months
                                                          Ended September 30,                   Ended September 30,
                                                        2001               2000               2001               2000
                                                    ------------       ------------       ------------       ------------
BASIC EARNINGS (LOSS) PER SHARE:
Net income (loss)                                   $    416,114         (1,363,178)           512,440         (2,614,483)
Weighted average shares outstanding                    1,348,097          1,266,134          1,293,455          1,260,250

Basic earnings (loss) per share                     $       0.31              (1.08)              0.40              (2.07)

DILUTED EARNINGS (LOSS) PER SHARE:
Net income (loss)                                   $    416,114         (1,363,178)           512,440         (2,614,483)
  Income  impact of  assumed  conversion
    of subsidiary  stock and recognition of
    minority interest income                            (100,876)                --            (18,814)                --
  Income (loss) available to common
    stockholders after assumed conversions               315,238         (1,363,178)           493,626         (2,614,483)


Weighted average shares outstanding                    1,348,097          1,266,134          1,293,455          1,260,250
Effect of dilutive securities:
  Options                                                  1,397                 --             14,788                 --
  Assumed conversion of subsidiary stock                 165,996                 --            223,521                 --
  Application  of treasury  stock method
    to Subscriptions receivable                            3,724                 --             11,846                 --

Weighted average shares outstanding                    1,519,214          1,266,134          1,543,610          1,260,250

Diluted earnings (loss) per share                   $       0.21              (1.08)              0.32              (2.07)

The Company has included the dilutive effect of 160,000 and 277,919 shares of the Company's common stock for the three and nine months ended September 30, 2001, respectively, in the computation of diluted earnings (loss) per share. Of the 160,000 and 277,919 options issued by the Company, 1,397 and 14,788 options are included as dilutive securities on a weighted average basis for the three and nine months ended September 30, 2001, respectively. Options to purchase 230,000 and 375,919 shares of the Company's common stock at September 30, 2001 and 2000, respectively, were not included in the computation of diluted earnings
(loss) per share because the options were antidilutive.

The Company has included the dilutive effects of shares of Tejas Securities' common stock for the nine months ended September 30, 2001. Tejas Securities had 990,500 shares of its common stock issued and outstanding as of August 29, 2001 that were exchanged for common stock of the Company at a ratio of .24825 to one (245,890 shares). The Company has not included the effects of shares of Tejas Securities' common stock for the nine months ended September 30, 2000 because they are antidilutive. The Company has included the dilutive effect of Tejas Securities' subscriptions receivable based on the treasury stock method for the three and nine months ended September 30, 2001. The Company has not included the effect of Tejas Securities' subscriptions receivable for the three and nine months ended September 30, 2000 because they are antidilutive.

(4) Industry Segment Data

The Company has two reportable segments: brokerage services and investment banking. The primary operating segment, brokerage services, includes sales, trading and market-making activities of the Company and encompasses both retail and institutional customer accounts. These segments require the commitment of significant human capital and financial resources, as well as industry specific skills. The investment-banking segment participates in underwriting of corporate securities as a syndicate member, and provides advisory services to companies. Income associated with other investments accounted for under the equity method is included in other segment activity for the nine months ended September 30, 2000.

The following table presents segment revenues, profits and assets for the nine months ended September 30, 2001.


                                                    Investment
                                    Brokerage         Banking           Other             Total
                                   -----------      -----------      -----------      -----------
Revenues from external
    Customers                      $17,287,432          316,927               --       17,604,359
Interest revenue                        46,120               --               --           46,120
Interest expense                       344,969               --               --          344,969
Depreciation and amortization          104,821               --               --          104,821
Segment profit                         633,571          163,245               --          796,816

Segment assets                      10,495,862               --               --       10,495,862
Capital expenditures                    66,740               --               --           66,740

The following table presents segment revenues, profits (losses) and assets for the nine months ended September 30, 2000.


                                                      Investment
                                    Brokerage           Banking            Other              Total
                                   ------------       ------------      ------------       ------------

Revenues from external
    Customers                      $ 11,683,386          1,747,809          (138,375)        13,292,820
Interest revenue                        140,888                 --                --            140,888
Interest expense                        743,957                 --                --            743,957
Depreciation and amortization            94,249                 --                --             94,249
Segment profit (loss)                (5,653,415)         1,338,926          (138,375)        (4,452,864)

Segment assets                       11,452,582                 --                --         11,452,582
Capital expenditures                    340,267                 --                --            340,267

(5) New Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 138, An Amendment to Statement No. 133. The Company implemented Statement 133 effective with its 2001 fiscal year (after deferral by Statement No. 137). Statement 133 addresses the accounting for derivative instruments, including certain instruments embedded in other contracts, and for hedging activities. Under Statement 133, the Company recognizes all derivative instruments as either assets or liabilities in the statement of financial condition and measures those at fair value. If certain conditions are met a derivative may be specifically designated as a hedge, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-dominated forecasted transaction. The adoption of Statement 133 on January 1, 2001 had no impact on the Company's consolidated financial position or results of operations. The Company did not hold any derivatives as of December 31, 2000 or September 30, 2001.

In July 2001, FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which has been superceded by Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. As of the date of adoption, the Company has unamortized goodwill in the amount of approximately $138,000. The Company does not expect the adoption of Statements 141, 142 and 144 to have a material effect on its consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements and Risk Factors

This Form 10-Q includes statements which predict or forecast future events, depend on future events for their accuracy or embody assumptions which may prove to have been inaccurate. The Company cautions that these forward-looking statements, and the Company's business and prospects, are subject to a number of factors which could cause actual results to differ materially, including: effectively managing changes in its business and operations, the ability of third-party vendors to provide critical services, changes in economic and political trends in business and finance and changes in volumes and price levels of securities transactions, defaults by the Company's customers on their margin accounts, failing to comply with strict governmental regulations, failure to maintain the net capital requirements imposed by the SEC, the NASD and various other regulatory agencies, failure of its trading systems and the resultant negative impact on the Company's sales and revenues. Certain factors which may materially affect the Company's business, prospects and results are described in the Company's Form 10-K for fiscal year 2000, and in subsequent quarterly and current reports filed on Forms 10-Q and 8-K, each available from the Securities and Exchange Commission.

Results of Operations

The revenues and operating expenses of the Company's operating subsidiary, Tejas Securities, are influenced by fluctuations in the equity and debt markets, general economic and market conditions, as well as Tejas Securities' ability to identify investment opportunities for its trading accounts and its customer accounts. Currently, Tejas Securities revenue is derived primarily from principal debt and equity transactions, which generate both commission revenue and investment income.

The Company's total revenues increased by $4,675,157 or 36% to $17,495,902 for the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000. Total revenues increased $4,324,357 or 280% to $5,868,349 for the three months ended September 30, 2001 compared to the three months ended September 30, 2000. The reasons for the increases are set forth below.

Commission revenues from principal and equity transactions increased $3,168,898 or 22% to $17,418,884 for the nine months ended September 30, 2001. For the three months ended September 30, 2001, commission revenues from principal and equity transactions increased $3,418,165 or 182% to $5,301,055. The increase for the nine and three months ended September 30, 2001 resulted from increases in revenues generated from private equity securities and government debt securities. The declines in the public equity markets during the nine and three months ended September 30, 2001 did not adversely affect Tejas Securities' commission revenue as it has reduced its reliance on publicly traded equity securities.

Investment banking revenues decreased $1,430,882 or 82% to $316,927 and $285,794 or 90% to $32,815 for the nine months and three months ended September 30, 2001. The decrease in investment banking revenues is a function of the overall reduction of available funding in the public and private equity markets during the past year. For the nine months ended September 30, 2001, Tejas Securities generated $311,875 in advisory fee income. For the nine months ended September 30, 2000, Tejas Securities generated $504,023 in private placement fees, $413,543 in fees from syndicate activities, and $830,243 in corporate advisory fees.

Net dealer inventory and investment loss decreased by $3,092,290 or 92% to $(257,111) for the nine months ended September 30, 2001. Net dealer inventory and investment income increased $1,205,934 from $(675,384) to $530,550 for the three months ended September 30, 2001, respectively. The decrease in inventory and investment loss resulted from lower overall inventory levels for the nine and three month periods ended September 30, 2001 compared to the respective periods in 2000. In addition, during the three months ended September 30, 2001, Tejas Securities recognized $530,550 in net dealer inventory and investment income primarily from high yield debt securities held in its trading accounts.

For the nine months and three months ended September 30, 2001, other income decreased $155,149 or 90% to $17,202 and $13,948 or 78% to $3,929, respectively.
The decrease for the nine months ended September 30, 2001 resulted from the loss of management fees associated with TSG Internet Fund I, Ltd., upon its dissolution in December 2000.

Total expenses decreased by $574,523 or 3% to $16,699,086 for the nine months ended September 30, 2001. For the three months ended September 30, 2001, total expenses increased $1,464,063 or 38% to $5,364,838. Net income for the nine months and three months increased by $3,126,923 to $512,440 and $1,779,292 to $416,114, respectively. The explanations for the changes are set forth below.

Commissions, employee compensation and benefits increased $1,359,642 or 12% to $12,782,190 for the nine months ended September 30, 2001. For the three months ended September 30, 2001, commissions, employee compensation and benefits increased $1,620,286 or 68% to $4,018,319. Commission expense increased $2,248,239 or 34% to $8,868,241 and $1,534,777 or 119% to $2,822,343 for the
nine months and three months ended September 30, 2001, respectively. The increase in commission expense for both periods is due to the increase in commission revenue for the three months ended September 30, 2001 and escalating broker compensation rates upon the completion of individual revenue goals. General and administrative salaries and other employee benefits decreased due to overall reductions in administrative and management personnel from April 2000 through December 2000.

Clearing and floor brokerage costs decreased $617,940 or 71% to $252,125 and $127,606 or 65% to $68,923 for the nine months and three months ended September 30, 2001. The overall decrease in clearing and floor brokerage costs for the nine months and three months ended September 30, 2001 resulted from lower trading activity in the over-the-counter equity markets and on the national exchanges. Much of the cost decrease is attributed to the market making activities, and the decreased activity in both the retail and institutional equity departments.

Communications and occupancy charges decreased $220,082 or 15% to $1,277,463 and $102,427 or 20% to $402,301 for the nine months and three months ended September 30, 2001. The decrease in occupancy charges is the result of the sublease of a portion of the Company's corporate headquarters in January 2001.

Professional fees for the nine months and three months ended September 30, 2001 decreased $348,383 or 27% to $943,806 and increased $270,567 or 164% to
$435,592, respectively. For the nine months ended September 30, 2001, the decrease corresponds to the elimination of legal and accounting fees associated with the acquisition of Tejas Securities by the Company and the registration of the Company's common stock. However, for the three months ended September 30, 2001, Tejas Securities realized an increase in professional fees associated with consulting services.

Interest expense for the nine months and three months ended September 30, 2001 increased $59,398 or 45% to $190,392 and decreased $21,927 or 33% to $43,649, respectively. The increase for the nine months ended September 30, 2001 is due to the addition of $750,000 of notes payable to stockholders during November 2000 and the $1,500,000 line of credit obtained in June 2000. In May and June 2001, the Company retired the notes payable to John Gorman and Charles Mayer, respectively, through full repayment of principal and interest. In addition, during the three months ended September 30, 2001, The Company reduced its line of credit balance by $150,000, thereby reducing the related interest expense.

Other expenses decreased $807,158 or 39% to $1,253,110 and $174,830 or 31% to $396,054 for the nine months and three months ended September 30, 2001. The overall decrease in other expenses during the nine and three months ended September 30, 2001 is the result of decreases in general and administrative services needed to support administrative infrastructure.

Income tax expense increased $1,723,010 to $303,190 and $923,890 to $188,273 for the nine months and three months ended September 30, 2001. The overall increase in income tax expense for the nine and three months ended September 30, 2001 is due to the increase in taxable income during the respective period. The Company's effective tax rate was 38% and for the nine and three months ended September 30, 2001, respectively.

Minority interest in net income for the nine months and three months ended September 30, 2001 was $(18,814) and $(100,876), respectively. Minority interest in net income was created as a result of the acquisition of Tejas Securities by the Company. In August 2001, the minority interest shareholders of Tejas Securities exchanged their shares of Tejas Securities common stock for restricted stock of the Company.

Liquidity and Capital Resources

Tejas Securities utilizes the receivable balance from its clearing organization, First Clearing Corporation, to fund operating and investing activities. The receivable balance represents the residual equity due to Tejas Securities from First Clearing Corporation if Tejas Securities liquidated all of its investment security holdings. The receivable balance from the clearing organization is also used to secure temporary financing from First Clearing Corporation for the purchase of investments in Tejas Securities' trading accounts. The receivable balance held at First Clearing Corporation may fluctuate depending on factors such as the market valuation of securities held in Tejas Securities' trading accounts, realized trading profits, commission revenue, cash withdrawals and clearing costs charged to Tejas Securities for conducting its trading activities. The overall growth in the receivable from clearing organization balance resulted from the increase in commission revenue during the nine months ended September 30, 2001, and the cash received from securities sold, not yet purchased.

In July 2001, Tejas Securities clearing agreement with First Clearing Corporation was terminated. Tejas Securities clearing relationship with First Clearing Corporation will continue until such time as Tejas Securities transitions its operations to another clearing firm.

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

Operating risk arises from the daily conduct of the Tejas Securities' business and relates to the potential for deficiencies in control processes and systems, mismanagement of the Company's activities or mismanagement of customer accounts by its employees. Tejas Securities relies heavily on computer and communication systems in order to conduct its brokerage activities. Third party vendors, such as the clearing organization and news and quote providers, provide many of the systems critical to Tejas Securities' business. Tejas Securities' business could be adversely impacted if any of these systems were disrupted. Tejas Securities mitigates the risk associated with systems by hiring experienced personnel, and providing employees with alternate means of acquiring or processing information. In order to mitigate the risk associated with mismanagement of the Company's activities or customer accounts, Tejas Securities utilizes compliance and operations personnel to review the activities of administrative and sales personnel. In addition, the activities of management are actively reviewed by other members of management on a regular basis and by the Board of Directors.

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

Tejas Securities' trading securities were $2,685,365 in long positions and $31,009 in short positions at September 30, 2001. These trading securities may be exchange listed, Nasdaq or other over-the-counter securities on both long and short positions. The potential loss in fair value, using a hypothetical 10% decline in prices, is estimated to be $272,000 as of September 30, 2001. A 10% hypothetical decline was used to represent a significant and plausible market change.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In June 2001, three former customers of Tejas Securities filed a suit in the State of Texas against Tejas Securities and an employee of Tejas Securities seeking $222,609 plus damages and legal fees. The amount of the claim is based on actual economic losses sustained on investments owned by the plaintiffs. In August 2001, both parties to the suit agreed upon a motion to stay further judicial proceedings pending arbitration of the issues. Tejas Securities' counsel is reviewing the issues and preparing for arbitration before the NASD. Management does not believe this matter will produce any material adverse consequences to the Company.

In September 2001, five former customers of Tejas Securities filed a statement of claim to NASD Dispute Resolution against Tejas Securities, a former employee of Tejas Securities, and an additional unrelated broker-dealer firm. The claimants are seeking approximately $1,725,000 in relief for investment losses sustained in their individual accounts. Tejas Securities' counsel is reviewing the issues and preparing for arbitration before the NASD. Management does not believe this matter will produce any material adverse consequences to the Company.

There have been no other material changes to the claims or legal actions in which the Company is involved since December 31, 2000. Additionally, there are no other liabilities arising from claims or legal actions that management believes would have a significant adverse effect on the consolidated financial condition or results of operations of the Company.

ITEM 6. EXHIBITS AND REPORTS ON 8-K

a)       Exhibits

         Exhibit list

b)       Current reports on Form 8-K

         On August 24, 2001, the Company filed a Form 8-K to report the exchange of Tejas Securities common stock held by shareholders of Tejas Securities for common stock of the Company.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, The Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Westech Capital Corp.

Date:    November 14, 2001
                  --

                                            /s/ CHARLES H. MAYER
                                            -----------------------------------
                                             Charles H. Mayer
                                             President

                                            /s/ KURT J. RECHNER
                                            -----------------------------------
                                             Kurt J. Rechner
                                             Chief Financial Officer

                                            /s/ JOHN F. GARBER
                                            -----------------------------------
                                             John F. Garber
                                             Director of Finance (Principal
                                                Accounting Officer)

                                 EXHIBIT INDEX

         EXHIBIT
         NUMBER                 DESCRIPTION
         ------                 -----------
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