Form 10-K405
period 2001-12-31
WESTECH CAPITAL CORP
filed 2002-03-29
CIK 869688

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _________ to __________

--------------------------------------------------------------------------------

                              WESTECH CAPITAL CORP.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


         DELAWARE                                             13-3577716
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

                    Common Stock, par value $0.001 per share
                                (Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K . [X]

As of March 26, 2002 there were 1,512,024 shares of the Registrant's common stock, $0.001 par value, outstanding. The aggregate market value of common stock held by non-affiliates was $766,903 using a market price of $3.50 on that date.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                 Not Applicable

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Westech Capital Corp., a Delaware corporation ("Westech"), is a holding company whose only significant operating subsidiary is Tejas Securities Group, Inc., a Texas corporation ("Tejas Securities"). Tejas Securities is engaged in the business of providing brokerage and related financial services to institutional and retail customers nationwide. References to the Company within the Form 10-K are to Westech and its subsidiaries.

Westech was incorporated as a shell corporation in New York on July 18, 1990, and made an initial public offering in November 1991. Westech was acquired by Tejas Securities in a reverse merger effected on August 27, 1999. Pursuant to an Agreement and Plan of Merger, Tejas Securities Group Holding Company, a Texas corporation ("Tejas Holding"), holding approximately 81% of Tejas Securities, became a wholly-owned subsidiary of Westech.

On August 29, 2001, the minority interest shareholders of Tejas Securities exchanged their shares of Tejas Securities common stock for restricted stock of Westech. As a result, Westech owns, directly or through Tejas Holding, 100% of Tejas Securities as of December 31, 2001.

Effective June 29, 2001, Westech completed a 10-for-1 reverse stock split. As a result of this stock split, earnings (loss) per share amounts and all share amounts for prior periods have been restated to reflect the shares outstanding as though the stock split had taken effect in the prior periods.

Tejas Securities' business is conducted from its headquarters at 2700 Via Fortuna, Suite 400, Austin, Texas, with branch offices in Atlanta, Georgia and Houston, Texas. Tejas Securities is a registered broker-dealer and investment advisor offering: (i) brokerage services to retail and institutional customers;
(ii) high quality investment research to institutional and retail customers;
(iii) market-making activities in stocks traded on the Nasdaq National Market System and other national exchanges; and (iv) investment banking services.


HISTORICAL DEVELOPMENT

Tejas Securities was formed as a Texas corporation in March 1994. Tejas Securities' initial focus was to provide institutional money managers and mutual funds high quality investment research covering large U.S. based companies which were believed to be overly leveraged or which were in default or in bankruptcy. Tejas believes these companies are not followed closely by a large number of research analysts. Tejas Securities used this opportunity to establish itself as a source of high quality research products and trading support. Tejas Securities took advantage of its initial research success and expanded its research coverage to special situation equities and began underwriting initial public offerings of equity securities for a select group of companies in 1997. These underwritings coupled with a demand for Tejas Securities' research by individuals led to the expansion of our client base to include retail accounts.

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

As the equity markets rapidly decreased beginning in the second quarter of 2000 through the remainder of the year, Tejas Securities realized a decreasing commission revenue base and recognized substantial trading losses on securities owned. In an effort to bring fixed costs of operations in line with projected revenues, Tejas Securities undertook a company wide reorganization. This reorganization included the elimination of redundant support personnel and quarterly bonuses to management. Tejas Securities also downsized its market making capabilities and investment banking presence through a reduction of personnel and support services. While the reduction of personnel had an immediate positive impact on fixed costs, many of the support services and leases were for durations of between six months and two years. Tejas Securities canceled all contracts that were eligible for cancellation and will continue to cancel contracts in the future to eliminate unnecessary services. Tejas Securities also entered sublease agreements for its office space and equipment in Austin, thereby reducing additional fixed costs.

CURRENT OPERATIONS

The economic downturn during 2000 provided Tejas Securities with the opportunity to further refine its business model and effectively manage its business. The cost reductions implemented during 2000 began to provide positive cash flow results during 2001 and allowed Tejas Securities to streamline its operations. Additional cost reductions were realized as Tejas Securities refocused on its core business of providing investment opportunities to institutions, and by reducing costly research and market making support to an increasingly conservative retail clientele base. The actions of the Federal Reserve during 2001 also provided stimulus for our government bond trading desk. As interest rates continued to decline during 2001, many institutions found themselves purchasing new mortgage-backed securities as their investment pools experienced significant prepayments. This activity resulted in a positive reallocation of our resources to the government bond sector.

BROKERAGE SERVICES

Tejas Securities provides brokerage services to approximately 5,000 retail customers and 500 institutional customers. Tejas Securities offers a menu of services and products to customers which includes the ability to buy and sell securities, security options, mutual funds, index funds, fixed income products, annuities and other investment securities. Tejas Securities' marketing strategy has been to emphasize its high level of service and its unique knowledge of the companies covered by its research department.

Currently, Tejas Securities provides its customers with the ability to receive stock quotes, access research and customer account information on the Internet through its website (www.Tejassec.com).

Tejas Securities generated $25,615,989, $16,818,686 and $25,291,212 in commission revenues for the years ended 2001, 2000 and 1999, respectively, or 101%, 114% and 83% of total revenue, respectively.

RESEARCH

The cornerstone of Tejas Securities' business model is to develop opportunities for its clients that focus on its research and trading capabilities. Tejas Securities markets its products and services through traditional channels of distribution.

Tejas Securities anticipates that it will continue to devote a substantial portion of its resources to support its research department. Currently, the research department consists of three analysts with proven expertise in special situation equity research and in distressed securities. The analyst group has the background to analyze many industries, but has a primary focus on telecommunications and technology. Tejas Securities believes that the rapid changes in each of these industries provide excellent investment opportunities.

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

INVESTMENT BANKING

In the past, Tejas Securities raised capital for corporations through public and private offerings of securities either as a syndicate member or as a managing underwriter. Tejas Securities also provided advisory services for companies involved in merger and acquisition activities. As a result of the economic downturn during 2000 and 2001, the rate of business development in central Texas and nationwide declined substantially from the 1999 rates, which has impacted Tejas Securities' ability to generate investment banking revenues. Tejas Securities continues to review investment banking opportunities from time to time; however, the Company will not devote substantial resources to this business segment unless there is a significant increase in investment banking activities nationwide.

During 1999 and 2000, Tejas Securities was active in the private placement of securities for an external client and the TSG Internet Fund I, Ltd. Tejas Securities generated $316,927, $1,831,326 and $925,616 in investment banking revenues for the years ended 2001, 2000 and 1999, respectively, or 1%, 12% and 3% of total revenue, respectively.

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

EMPLOYEES

On December 31, 2001, Tejas Securities had approximately 55 employees, which was approximately the same number as on December 31, 2000. Of these employees, 39 work in sales, 5 in trading, 4 in research and investment banking and the remaining employees perform management and administrative functions. It is Tejas Securities' goal to use the sales support functions that are currently in place to support additional sales staff. Tejas Securities believes that taking advantage of the infrastructure currently in place will allow an increase in productivity in the sales area with minimal additional support cost.

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

Various legislative and regulatory developments have also tended to increase competition within the industry or reduced profits for the industry. On November 12, 1999, the Gramm-Leach-Bliley Act (the "Act") became law. Under the Act, a bank holding company that elects to become a financial holding company may engage in any activity that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines is financial in nature identical to any such financial activity, or complementary to such financial activity, and which does not pose a substantial risk to the safety or soundness of depositary institutions or the financial system generally. The Act effectively repeals the restrictive provisions of the 1933 Glass-Steagall Act. The Company anticipates that these changes will result in an increase in the number, size and financial strength of potential competitors.

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

FEES ON MARGIN LOANS

Tejas Securities derives a portion of its income from fees generated on margin loans made to Tejas Securities' customers and financed through our clearing organization. A margin account allows the customer to deposit less than the full cost of the securities purchased while the clearing organization lends the balance of the purchase price to the customer, secured by the purchased securities. Customers are charged interest on the amount borrowed to finance their margin transactions ranging from 0.25% below to 2.75% above the broker call rate, which is the rate at which brokers can generally obtain financing using margined and firm owned securities as collateral. Tejas Securities earns a fee equal to 50% of the interest charged on customer margin loans. As of December 31, 2001, the total of all customer securities pledges on debit balances and held in active margin accounts was approximately $1,500,000.

SECURITIES INDUSTRY PRACTICES

Tejas Securities is registered as a broker-dealer with the SEC and the NASD. Tejas Securities is registered as a securities broker-dealer in 41 states and the District of Columbia. Tejas Securities is also a member of the Securities Investors Protection Corporation, which provides Tejas Securities' customers with insurance protection for amounts of up to $500,000 each, with a limitation of $100,000 on claims for cash balances. Tejas Securities has also acquired an additional $1,500,000 in insurance coverage through Seabury & Smith, as added protection for individual customers' securities, covering all clients of Tejas Securities' institutional and retail customers.

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

At December 31, 2001 and 2000 Tejas Securities elected to use the alternative method permitted by the Rule, which requires it to maintain minimum net capital, as defined, equal to the greater of $250,000 in both 2001 and 2000 or 2% of aggregate debit balances arising from customer transactions, as defined. At December 31, 2001, Tejas Securities had net capital of $884,276, which was $634,276 in excess of the minimum amount required. At December 31, 2000, Tejas Securities had net capital of $1,094,469, which was $844,469 in excess of the minimum amount required.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

We are including the following cautionary statement to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statement made by us. The factors identified in this cautionary statement are important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by us. Where any forward-looking statement includes a statement of the assumptions underlying the forward-looking statement, we caution you that while we believe the assumptions to be reasonable and make them in good faith, assumed facts almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending on the circumstances. Where, in any forward-looking statement, we express an expectation or belief as to future results, that expectation or belief is expressed in good faith and believed to have a reasonable basis, but there is no assurance that the statement of expectation or belief will result or be achieved or accomplished. Taking into account the foregoing, we believe the following are important risk factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by us, or on our behalf. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our stock could decline.

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

WE ARE SUBJECT TO MARKET FORCES BEYOND OUR CONTROL WHICH COULD IMPACT US MORE SEVERELY THAN OUR COMPETITORS.

We, like other securities firms, are directly affected by economic and political conditions, broad trends in business and finance and changes in volume and price levels of securities transactions. In recent years, the U.S. securities markets have fluctuated considerably and a downturn in these markets could adversely affect our operating results. In October 1987, October 1998, from April 2000 through March 2001 and in September 2001, the stock market suffered major declines, as a result of which many firms in the industry suffered financial losses. Additionally, the level of individual investor trading activity decreased after these events. Reduced trading volume and prices have historically resulted in reduced transaction revenues. When trading volume is low, our profitability may be adversely affected because our overhead remains relatively fixed, despite lower compensation costs associated with commission revenues. Severe market fluctuations in the future could have a material adverse effect on our business, financial condition and operating results. Although we have diversified our product and service revenue streams, some of our competitors with more diverse product and service offerings might withstand such a downturn in the securities industry better than we would.

OUR CUSTOMERS MAY DEFAULT ON THEIR MARGIN ACCOUNTS, EFFECTIVELY PASSING THEIR LOSSES ON TO US.

Our customers sometimes purchase securities on margin through our clearing organization; therefore we are subject to risks inherent in extending credit. This risk is especially great when the market is rapidly declining. In such a decline, the value of the collateral could fall below the amount of a customer's indebtedness. Specific regulatory guidelines mandate the amount that can be loaned against various security types. We rigorously adhere to these guidelines and in a number of instances exceed those requirements. Also, independent of our review, our corresponding clearing organization independently maintains a credit review of our customer accounts. If customers fail to honor their commitments, the clearing organization would sell the securities held as collateral. If the value of the collateral were not sufficient to repay the loan, a loss would occur, which we may be required to fund. Any such losses could have a material adverse effect on our business, financial condition and operating results.

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

OUR TRADING SYSTEMS MAY FAIL, RESULTING IN SERVICE INTERRUPTIONS.

We receive and process trade orders through internal trading software and touch-tone telephones and we depend heavily on the integrity of the electronic systems supporting this type of trading. Heavy stress placed on our systems during peak trading times could cause our systems to operate too slowly or fail. If our systems or any other systems in the trading process slow down significantly or fail even for a short time, our customers would suffer delays in trading, potentially causing substantial losses and possibly subjecting us to claims for such losses or to litigation claiming fraud or negligence. During a systems failure, we may be able to take orders by telephone; however, only associates with securities broker's licenses can accept telephone orders, and an adequate number of associates may not be available to take customer calls in the event of a systems failure. In addition, a hardware or software failure, power or telecommunications interruption or natural disaster could cause a system failure. Any systems failure that interrupts our operations could have a material adverse effect on our business, financial condition and operating results.

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

ITEM 2.  PROPERTIES

The Company's headquarters are located at 2700 Via Fortuna, Suite 400, Austin, Texas. The Company leases space for its offices in Austin and Houston, Texas and Atlanta, Georgia, which consist of approximately 24,700 square feet, 5,400 square feet and 2,500 square feet, respectively. Future commitments associated with the leases are included in the footnotes to the consolidated financial statements. These leases are for terms of six years , two years and three years, respectively, and contain renewal options. In December 2000, the Company subleased approximately 60% of its space in the Austin location effective January 1, 2001. In March 2001, the Company subleased approximately 15% of its Houston office space.

ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

RECENT STOCK PRICES

The Company's common stock was cleared for trading on the NASDAQ electronic bulletin board on March 10, 2000. The Company's common stock trades under the symbol "WSTH." On December 31, 2001, there were in excess of 350 holders of record of the Company's common stock and in excess of __ beneficial holders of the Company's common stock. The following table sets forth for the periods indicated the high and low market prices for the common stock, which reflect inter-dealer prices, without retail mark-up, mark-down or commissions and my not necessarily represent actual transactions. The Company has not paid cash or stock dividends and has no present plan to pay any such dividends. The payment of future dividends will be decided by the Board of Directors and will be based upon the Company's future earnings, financial condition and capital requirements.

                            1st Qtr.    2nd Qtr.   3rd Qtr.    4th Qtr.

2001:
Stock Price Range
       High                $   16.25   $   12.50   $   2.60    $   5.00
       Low                 $   11.25   $    2.00   $   2.50    $   3.25

2000:
Stock Price Range
       High                $  110.00   $  110.00   $  32.50    $  40.00
       Low                 $   18.70   $   25.00   $  27.50    $  11.87


RECENT SALES OF UNREGISTERED STOCK

On August 29, 2001, the Company issued a total of 245,890 shares of Westech common stock to 17 investors in exchange for 990,500 shares of Tejas Securities common stock in a private placement.

ITEM 6.  SELECTED FINANCIAL DATA

The summary statement of operations data and the summary statement of financial condition data as of and for each of the years in the five-year period ended December 31, 2001 is as follows. Historical financial results may not be indicative of future performance of the Company or its affiliates.



                                                                  AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                                   2001              2000               1999              1998             1997

STATEMENT OF OPERATIONS DATA:
Commissions                                  $   25,615,989    $   16,818,686        25,291,212        7,932,780         4,810,520
Investment banking                                  316,927         1,831,326           925,616        2,584,770           752,554
Trading income (loss)                              (630,687)       (4,076,629)        3,475,539         (272,811)          833,227
Other                                                25,920           135,902           740,342           23,530             9,248
Total revenue                                    25,328,149        14,709,285        30,432,709       10,268,269         6,405,549

Employee compensation                            18,666,284        13,954,116        19,992,928        7,397,860         4,459,420
Other expenses                                    5,352,183         7,618,831         4,802,555        3,431,631         1,453,086
Total expenses                                   24,018,467        21,572,947        24,795,483       10,829,491         5,912,506

Income (loss) before income taxes
and minority interest                             1,309,682        (6,863,662)        5,637,226         (561,222)          493,043
Income tax expense (benefit)                        495,474        (2,214,012)        2,201,598         (163,900)           19,008
Minority interest                                   (18,814)         (650,510)          297,285                0                 0

Net income (loss)                            $      833,022    $   (3,999,140)        3,138,343         (397,322)          474,035

Earnings (loss) per share:
Basic                                        $         0.62    $        (3.17)             2.51            (0.37)
Diluted                                      $         0.53    $        (3.17)             2.25            (0.37)
Weighted average shares
outstanding:
Basic                                             1,348,097         1,261,721         1,250,119        1,066,437
Diluted                                           1,546,112         1,261,721         1,529,197        1,066,437

STATEMENT OF FINANCIAL CONDITION DATA:
Cash and cash equivalents                    $      547,761    $      482,562         2,732,175          201,312           170,474
Deposit with clearing organization                  260,471           250,000           100,000          100,000           100,000
Receivable from clearing organization             1,905,338           735,616            63,620           37,224           116,859
Securities owned                                  3,011,667         2,433,022         6,207,748        1,539,424           634,419
Other assets                                      1,515,271         3,397,959         2,534,127          695,843           343,978
Total assets                                 $    7,240,508    $    7,299,159        11,637,670        2,573,803         1,365,730

Accounts payable, accrued
expenses and other liabilities               $    3,183,904    $    1,869,821         2,905,020          577,736           141,330
Securities sold, not yet purchased                  332,581           446,078           187,940                0                 0
Payable to clearing organization                          0           456,660         1,719,627           91,254                 0
Notes payable                                       500,000         2,250,000                 0                0                 0
Subordinated debt                                 1,000,000         1,000,000         1,000,000          500,000                 0
Total liabilities                                 5,016,485         6,022,559         5,812,587        1,168,990           141,330
Minority interest                                         0           377,382           976,725                0                 0

Common stock                                          1,512             1,266            12,537           11,615             9,580
Additional paid in capital                        2,222,281         1,730,744         1,669,473        1,461,456           937,298
Subscription receivable                                   0                 0                 0          (96,263)         (100,000)
Treasury stock                                            0                 0                 0                0           (47,805)
Retained earnings (deficit)                             230          (832,792)        3,166,348           28,005           425,327
Total stockholders' equity                        2,224,023           899,218         4,848,358        1,404,813         1,224,400

Total liabilities and
stockholders' equity                         $    7,240,508    $    7,299,159        11,637,670        2,573,803         1,365,730

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

The Company has identified the policies set forth below as critical to the Company's operations and the understanding of the Company's results of operations. The impact of these policies is further discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations, where these policies affect the Company's reported amounts. The Company's significant accounting policies are described in Note 2 in the Notes to Consolidated Financial Statements.

Fair Value of Securities

The Company routinely purchases and sells securities for its proprietary accounts and its customers, including employees. Financial securities used in the Company's trading activities are recorded at fair value, with unrealized gains and losses reflected in investment income. Securities with readily determinable market values are based on quoted market prices. Many of the securities held are those of distressed companies in which there may be limited market activity. The value of securities with limited market activity for which quoted market values are not readily determinable are based on management's best estimate, which may include dealer price quotations and price quotations for similar instruments traded.

Receivable (Payable) to Clearing Organization

The Company utilizes its equity in securities owned at its clearing organization to facilitate the purchase of additional securities for trading purposes. The value of the equity at the clearing organization is primarily affected by realized trading gains and losses, unrealized gains and losses, the purchase and sale of accrued interest on debt securities, and cash withdrawals and deposits at the clearing organization. As a result of this activity, including the purchase and sale of securities, the Company may have either a receivable or payable balance to the clearing organization. In the event that the Company has a payable balance to the clearing organization, the Company may be restricted in its ability to withdraw funds from the clearing organization to cover routine operating expenses. Additionally, if the value of the equity at the clearing organization is insufficient to cover the margin requirements on the value of the securities borrowed, the Company may be required to either liquidate its holdings at the clearing organization or provide additional funds to cover margin requirements. For these reasons, the Company carefully monitors its receivable or payable balance so that it can provide sufficient funds for operations.

LIQUIDITY AND CAPITAL RESOURCES

A material portion of the Company's commission revenues are generated by the brokering of securities from United States domiciled companies that are rated below investment grade and classified as distressed. The Company dedicates the majority of its in-house research to analyzing distressed companies, which, in turn, helps facilitate the brokering of these distressed securities. The recent economic slowdown in the domestic United States economy could increase the opportunities in domestic distressed securities. Management expects that the recent slow down in the United States economy will provide increased opportunities for the Company to research and generate additional commission revenues in the distressed bond market, however, there can be no assurance that additional revenues will be realized.

As a broker-dealer, the Company is required to maintain a certain level of liquidity or net capital in accordance with NASD regulations. Factors affecting the Company's liquidity include the value of securities held in trading accounts, the value of non-current assets, the amount of unsecured receivables, and the amount of general business liabilities, excluding amounts payable to its clearing broker and NASD approved subordinated debt.

The Company's inventory balance fluctuates daily based on the current market value and types of securities held. The Company typically invests in securities in which it provides research coverage. The types of securities may include publicly traded debt, equity, options and private security issuances. As a market maker, the Company provides bid and ask quotes on certain equity securities on the NASDAQ market. The Company's ability to generate revenues from market making activities may depend upon the level and value of securities held in inventory.

Market values for some of the securities may not be easily determinable depending upon the volume of securities traded on open markets, the operating status of the companies or the types of securities issued by companies. If the underlying securities of a company become illiquid, the Company's liquidity may be affected depending on the value of the securities involved. During times of general market declines, the Company may experience market value losses, which ultimately affects the liquidity of the Company through its broker-dealer net capital requirements. In addition, the Company may decide not to liquidate its security holdings to increase cash availability if management believes a market turnaround is likely in the near term or if management believes the securities are undervalued in the current market.

The Company utilizes the receivable balance at its clearing organization to fund operating and investing activities. The receivable balance at the clearing organization is also used to secure temporary financing for the purchase of investments in the Company's trading accounts. The receivable balance held at the clearing organization may fluctuate depending on factors such as the market valuation of securities held in the Company's trading accounts, realized trading profits, commission revenue, cash withdrawals and clearing costs charged to the Company for conducting its trading activities. As of December 31, 2001, the receivable balance from the clearing organization was $1,905,338.

In December 2001, the Company entered into an agreement with Correspondent Services Corporation ("CSC") to provide clearing services for the Company and its customers. In February 2002, the Company began the process of transitioning its business and its accounts to CSC. The Company expects the process to be completed in March 2002 and does not anticipate any adverse effect on its liquidity as a result of this transition.

In March 2002, the Company entered into an agreement with a bank to borrow $2,500,050 for operating purposes at Tejas Securities. The loan is due and payable on demand or by March 15, 2003 if no demand is made. The loan accrues interest at a rate of 5.50% per annum and is to be paid on a monthly basis. Tejas Securities has provided a certificate of deposit in a like amount as collateral for the loan.

Cash Flows From Operating Activities

Net cash provided by (used in) operating activities was $1,897,460, $(4,191,924) and $1,481,301 in 2001, 2000 and 1999, respectively. The net cash provided by (used in) operating activities is impacted primarily by the brokerage operating activities and changes in the brokerage-related assets and liabilities.

During 2001, the primary use of cash resulted from the $1,626,382 decrease in the net payable to clearing organization. The Company's increased commission revenue and decrease in investment losses allowed the Company to increase its cash balances on deposit at First Clearing Corporation. In addition, the increased revenues allowed the Company to increase its security holdings by $578,645. The primary sources of cash related to the receipt of income tax refunds for prior year carrybacks and the reduction in cash paid due to the increase in accounts payable and accrued expenses related to year-end bonus accruals. The net effect of these transactions on cash flows from operating activities was $916,297 in cash availability, with the remaining $981,163 increase consisting of $833,022 in net income plus changes in other asset and liability accounts.

The Company generated negative cash flows from operations in the year 2000 of approximately $4.2 million. This use of cash was as a result of operating losses incurred throughout the year. Management took several proactive steps to help mitigate the negative cash flows from operations which included: reductions of approximately 50% of staff primarily from non-revenue generating positions; the sub-lease of approximately 60% of the Company's main corporate space; the change to a new clearing organization in an effort to reduce clearing charges; initiated a hiring freeze with the exception of revenue producers; and reductions in redundant information systems. These and other cost control measures were initiated beginning in May 2000.

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

In 1999, the most significant sources of cash related to the increase in the payable to the clearing organization and the increase in accrued liabilities. The $1,601,977 increased payable to the clearing organization corresponds to the overall increase in securities owned of $4,668,324, taking into account market value adjustments. The $2,327,284 increase in accounts payable, accrued expenses and other liabilities related to the remaining 1999 estimated income tax liability for the Company and employee compensation accruals. The primary uses of cash included the increase in securities owned. Other significant uses of cash related to the conversion of the $700,088 performance fee earned by the manager of TSG Internet Fund I, Ltd. into equity of the fund, and the $500,955 increase in employee and shareholder receivables. The net cash effect of these transactions was the use of $739,063 in cash, with the remaining $2,220,364 addition consisting of net income plus changes in other asset and liability accounts.

The Company anticipates that a significant portion of the cash provided from future operating activities of Tejas Securities might be used to reduce the Company's overall debt structure. In addition, future operating cash flows may be used to facilitate additional investing activities.

Cash Flows From Investing Activities

Net cash used in investing activities was $77,261, $358,856 and $318,918 in 2001, 2000 and 1999, respectively. During 2001, the Company purchased $77,261 of furniture and equipment in the ordinary course of business. In 2000, the Company purchased $422,540 in furniture, fixtures and leasehold improvements as it expanded its corporate headquarters and established a presence in Houston, Texas. In 1999, the Company advanced $116,004 to TSG Capital, LLC in conjunction with the organization of the TSG Internet Fund I, Ltd., a private investment fund managed by the Company (See Item 13 - "Certain Relationships and Related Transactions"). The remaining cash uses in 1999 are directly the result of capital expenditures for office expansion in Austin and Atlanta.

Cash Flows From Financing Activities

Net cash provided by (used in) financing activities was $(1,755,000), $2,301,167 and $1,368,480 in 2001, 2000 and 1999, respectively.

On March 6, 2001, the Company restructured its line of credit. The Company secured the line of credit in June 2000 to facilitate its working capital needs. Originally, the loan accrued interest at a rate of prime plus one percent, with interest due on a quarterly basis. The Company pledged its ownership of 4,808,555 shares of Tejas Securities common stock and John Gorman, Chairman and CEO, provided a personal guarantee. Additionally, the line of credit contained loan covenants of $2,500,000 of minimum net worth and $1,500,000 of working capital. The Company's shares of Tejas Securities common stock and John Gorman's pledge remain as collateral for the line of credit. The bank agreed to restructure the line of credit in February 2001 in exchange for a $500,000 principal reduction and current payments of interest. Upon modification, the line of credit was converted into a term loan in the amount of $1,000,000. The modified note matures on April 1, 2002 and requires monthly payments of $50,000 plus accrued interest with payments beginning April 1, 2001. Upon maturity of the note on April 1, 2002, all unpaid principal plus interest will become due and payable. Additionally, there are no financial covenants governing the loan. As of December 31, 2001, the balance on the note was $500,000. The Company is currently negotiating with the bank to extend the maturity date of the note to November 1, 2002.

On February 27, 2001, the Company restructured the $1,000,000 of subordinated debt with Clark Wilson, which was originally issued in two $500,000 increments in September 1998 and June 1999. The loan agreements were used to increase equity capital for the Company's underwriting activities and to finance the Company's expansion activities. The loans accrue interest at 11.5 percent per annum and are considered equity capital for NASD purposes. As a condition of the loan agreements, Tejas Securities issued warrants to the lender to purchase 225,000 shares of common stock of Tejas Securities (55,856 shares of the Company's common stock giving effect to the Merger), exercisable at $2.65 per share ($10.70 per share giving effect to the Merger). The warrants associated with the September 1998 and June 1999 subordinated debt were canceled in 1999 in an agreement with Clark Wilson. On January 1, 2000, the Company issued options to purchase 55,856 shares of the Company's common stock to Clark Wilson. The purchase price of the shares is $10.70 per share and expires four years from the date of the grant. The options were intended to constitute non-qualified stock options. Clark Wilson granted the Company an option to extend the maturity of the subordinated debt at its discretion for a period of at least one year not to exceed three years. In consideration for this option, the Company paid $20,000 to Clark Wilson. In November 2001, the Company exercised its option to extend the maturity of the loan agreements through November 1, 2002.

Effective February 7, 2001, the Company restructured the short-term demand notes to John Gorman, Chairman and Chief Executive Officer, and Charles Mayer, President and Chief Operating Officer, into term notes with new maturity dates of March 7, 2002. In November 2000, the Company entered short-term loan agreements with John Gorman and Charles Mayer for $500,000 and $250,000, respectively. These loans were secured to facilitate short-term working capital needs and to satisfy certain regulatory requirements of Tejas Securities. The demand loans accrued at the prime rate, with interest due on a quarterly basis, and were unsecured. The $500,000 note to John Gorman was paid in full in May 2001, including accrued interest. The $250,000 note to Charles Mayer was paid in full in June 2001, including accrued interest.

In May 2000, an employee of the Company exercised non-qualified stock options to purchase 12,413 shares of the Company's common stock at $4.00 per share. During November 2000, the Company issued $750,000 in short-term demand notes to John Gorman and Charles Mayer as described above. In June 2000, the Company established a line of credit for $1,500,000 with a bank as described above.

During 1999, the Company issued $500,000 of subordinated debt to Clark Wilson as described above. In addition, the Company issued 269,842 shares of stock (1,086,975 shares of Tejas Securities common stock before the exchange ratio) with a value of $775,884 through a subscription program. In 1999, $750,164 of the current and prior year subscriptions was collected. The 1999 stock issuance to the Company's employees and management members was a means of recognizing each individual's contribution to the Company and to expand the stockholder base. Proceeds from the stock issuance were partially used to finance the Merger and the expansion of the Company's infrastructure.

Results Of Operations

The following table presents additional information regarding the results of operations as presented in Item 6.

                                                        Year Ended December 31,
                                             2001                       2000                  1999
                                   ------------------------    ------------------------    ----------
                                     (000's)      % Change       (000's)      % Change       (000's)
                                   ----------    ----------    ----------    ----------    ----------

Revenues:
Commissions                        $   25,616            52        16,819           (33)       25,291
Underwriting and
investment                                317           (83)        1,831            98           926
  banking
Net dealer inventory and
  investment income (loss)               (631)           85        (4,077)         (217)        3,476
Other income                               26           (81)          136           (82)          740
                                   ----------    ----------    ----------    ----------    ----------
                                   $   25,328            72        14,709           (52)       30,433

Expenses:
Commissions, employee
  compensation and benefits        $   18,666            34        13,954           (30)       19,993
Clearing and floor                        413           (57)          966            57           615
brokerage
Communications and
  occupancy                             1,646           (19)        2,033            64         1,242
Professional                            1,169           (37)        1,868            92           971
Other                                   2,124           (23)        2,752            39         1,974
                                   ----------    ----------    ----------    ----------    ----------
                                   $   24,018            11        21,573           (13)       24,795


The increase in commission revenues during 2001 was due to an increase in distressed securities and mortgage-backed securities transactions. As the overall economy continued to struggle, more US companies experienced downgrades in corporate debt ratings and bankruptcy filings. The increase in corporate bankruptcy filings provided the Company with additional opportunities in the distressed telecommunications sector. In addition, as the Federal Reserve continued to lower interest rates, many institutions sought new mortgage-backed securities as their inventories experienced significant prepayments. The decrease in commission revenues during 2000 resulted from the overall downturn in the equity markets during the year. The Nasdaq decreased approximately 50% from its all time high achieved in March 2000. In addition, the Company reduced the number of employees servicing its retail broker division as a result of the downturn in the Nasdaq market.

Underwriting and investment banking revenues decreased during 2001 as the Company no longer emphasized this aspect of its business, primarily due to overall market conditions. Underwriting and investment banking revenues increased in 2000 through the increase in advisory fee income and participation in equity syndicates. In addition, the Company was involved in a secondary placement of TSG Internet Fund I, Ltd. partnership interests along with one other private placement.

Net dealer inventory and investment loss decreased during 2001 as the Company increased its holdings in mortgage-backed securities and reduced its exposure to riskier distressed debt securities. Net dealer inventory and investment losses increased during 2000 primarily from the overall market decline and the losses generated in proprietary positions. Many of the companies that the Company followed through research are involved in the telecommunications industry, which experienced substantial valuation declines. During 2000, the TSG Internet Fund I, Ltd. generated substantial losses, thereby eliminating any performance fee income for the Company, and reducing other income from the 1999 amounts.

Commissions, employee compensation and benefits increased during 2001 as a function of increased commissions and profitability of the Company. The Company's commission expense ratio was consistent with prior years, however, the Company increased its bonus payments and year-end bonus accrual to reward employees and management for the Company's improved financial performance. Commissions, employee compensation and benefits decreased in 2000 due to market declines. Commission revenues decreased significantly during the year, thereby reducing commission expense to brokers. In addition, the Company eliminated redundant administrative positions and reduced its bonus payments to administrative and management personnel.

Clearing and floor brokerage costs decreased during 2001 as the Company reduced its market making activities and institutional equity presence. In addition, the Company began receiving order flow rebates from its remaining market making activities. Clearing and floor brokerage costs increased in 2000 as the Company aggressively expanded its market making activities and the number of retail brokers during the first quarter of 2000. As the markets declined after the first quarter, clearing and floor brokerage costs gradually declined due to lower trading volume and a reduction in market making activities. In addition, the Company sought to lower its future clearing charges by entering an agreement with First Clearing Corporation to provide clearing services.

Communications and occupancy charges decreased during 2001 as the Company subleased a substantial portion of its office space in Austin and Houston. In addition, the Company continued to reduce redundant services to support its brokers. Communications and occupancy charges increased significantly during 2000 due to three factors: the Company leased new office space for its corporate headquarters in Austin, Texas, beginning in January 2000; the Company expanded its presence in Texas through the addition of a Houston office; and as a result of the expansion of its market making activities, the Company incurred additional costs associated with telecommunications and support for a larger sales force. During the second half of 2000, the Company undertook a careful examination of its fixed costs associated with communications and occupancy charges. Due to reduction in personnel and revenues, the Company sought to sublease excess office space and discontinue services that were no longer required.

Professional fees decreased during 2001 due to a reduction in legal and accounting fees associated with the registration of the Company's common stock. In addition, the Company was not involved in any significant legal proceedings that resulted in adverse settlements. Professional fees increased during 2000 due to increases in legal expenses, accounting fees and consulting fees. In 2000, the Company incurred approximately $600,000 in legal fees associated with the registration of the Company's common stock and legal fees for the settlement of private equity transactions. In addition, the Company incurred approximately $400,000 for settlements with clients and former employees. The Company also incurred approximately $300,000 in marketing costs associated with developing its Internet site and brand awareness. The Company also incurred additional accounting costs associated with its annual reporting requirements and the registration of its common stock.

The decrease in other expenses during 2001 is due to cost reductions implemented during 2000 that began to yield significant savings in overhead costs. The increase in other expenses during 2000 is attributed to the first quarter increase in administrative services needed to support the expanding infrastructure. In addition, the Company added equipment leases for the expansion of the Austin office and the establishment of the Houston office.

Income tax expense increased in 2001 due to pre-tax earnings of $1.3 million. The Company's effective tax rate was 38% for 2001. The income tax benefit increased during 2000 due to the $6.9 million pre-tax loss incurred. The Company's effective tax rate was 32% for 2000.

Minority interest in net income (loss) resulted from the minority stockholders of Tejas Securities subsequent to the Merger on August 27, 1999. There are no longer minority stockholders as of December 31, 2001.

Effects Of Inflation

The effects of inflation have been minimal on the results of operations and the financial condition of the Company in recent years. However, the rising cost of labor and competitive market for brokers could affect general and administrative costs in the near term.

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"), and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, An Amendment of FASB Statement No. 133. The Company was required to implement this Statement effective with its 2001 fiscal year (after deferral by FASB Statement No. 137). Statement 133 addresses the accounting for derivative instruments, including certain instruments embedded in other contracts, and for hedging activities. Under this Statement, the Company is required to recognize all derivative instruments as either assets or liabilities in the statements of financial condition and measure those at fair value. If certain conditions are met a derivative may be specifically designated as a hedge, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-dominated forecasted transaction. The adoption of Statement 133 on January 1, 2001 had no impact on the Company's consolidated financial position or results of operations. The Company did not hold any derivatives as of December 31, 2001 and 2000.

In June 2001, FASB issued Statement No. 141 ("Statement 141"), Business Combinations, and Statement No. 142 ("Statement 142"), Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase business combination must meet to be recognized and reported apart from goodwill. Statement 142 requires that goodwill no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 121 (Statement 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of or Statement 144 upon its adoption (See Below).

The Company adopted the provisions of Statement 141 effective July 1, 2001 and certain provisions of Statement 142 as required for goodwill resulting from business combinations consummated after June 30, 2001. The remaining provisions of Statement 142 are required to be adopted effective January 1, 2002. Goodwill acquired after June 30, 2001, but before Statement 142 is adopted in full will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature, which includes Statement 121. Financial Accounting Standards Board's Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("Statement 144") supercedes Statement 121 and is effective for fiscal years beginning after December 15, 2001. The adoption of Statement 144 as of January 1, 2002 had no impact on the Company's consolidated financial statements.

In connection with the transitional goodwill impairment evaluation, Statement 142 requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill to those reporting units as of the date of adoption. The Company will have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statements of operations.

The Company adopted the remaining provisions of Statement 142 as of January 1, 2002. As of January 1, 2002, the Company had unamortized goodwill in the amount of $138,215, all of which is subject to the transition provisions of Statements 141 and 142. The goodwill recorded by the Company subsequent to June 30, 2001 was not amortized during 2001 in connection with the acquisition of the minority interest of Tejas Securities. The Company does not believe the adoption of the remaining provisions of Statement 142 will have a material impact on the Company's consolidated financial statements. As of December 31, 2001, the Company had no other intangible assets.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Credit risk is the potential for loss due to a customer or counterparty failing to perform its contractual obligation. The Company clears its securities transactions through a clearing organization. Under the terms of the clearing agreement, the clearing organization has the right to charge the Company for its losses that result from its customers' failure to fulfill their contractual obligations. In order to mitigate risk, the Company's policy is to monitor the credit standing of its customers and maintain collateral to support customer margin balances. Further, significant portions of the Company's assets are held at its clearing organization, Correspondent Services Corporation. Therefore, the Company could incur substantial losses if its clearing organization were to become insolvent or otherwise unable to meet its financial obligations. Correspondent Services Corporation has in excess of $200 million in capital and has historically met all of its obligations to the Company.

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

The Company's primary market risk exposure is to market price changes and the resulting risk of loss that may occur from the potential change in the value of a financial instrument as a result of price volatility or changes in liquidity for which the Company has no control. Securities owned by the Company are either related to daily trading activity or the Company's principal investing activities. Market price risk related to trading securities is managed primarily through the daily monitoring of funds committed to the various types of securities owned by the Company and by limiting exposure to any one investment or type of investment.

The Company's trading securities were $3,011,667 in long positions and $332,581 in short positions at December 31, 2001. These trading securities may be exchange listed, Nasdaq, other over-the-counter securities, or securities in which there is limited market activity on both long and short positions. The potential loss in fair value, using a hypothetical 10% decline in prices, is estimated to be $334,000 as of December 31, 2001. A 10% hypothetical decline was used to represent a significant and plausible market change.

The Company's investment securities are typically those reported on by the Company's research analysts. These positions often consist of high-yield debt securities and the related equity securities. The Company monitors this risk by maintaining current operating and financial data on the companies involved, and projecting future valuations based upon the occurrence of critical future events. Any transactions involving the investment securities are typically based upon the recommendations of the Company's research analysts versus current market performance.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is set forth in Item 14 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                 PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following information sets forth certain information with respect to our executive officers and directors. Each of the directors is elected to serve until the next election of directors at a meeting of the stockholders. Their respective backgrounds are described below.

       NAME             AGE                     POSITION
-------------------     ---     ---------------------------------------
John J. Gorman          41      Director, Chairman and Chief Executive
                                Officer
Charles H. Mayer        54      Director, President and Chief Operating
                                Officer
Robert E. Gillette      36      Secretary
A. Reed Durant          47      Director of Compliance
Kurt J. Rechner         41      Chief Financial Officer and Treasurer
John F. Garber          32      Director of Finance
Barry A. Williamson     43      Director
Clark N. Wilson         44      Director

JOHN J. GORMAN. Mr. Gorman became our Chairman of the Board of Directors and Chief Executive Officer in August 1999. He has been the Chairman and Chief Executive Officer of Tejas Securities since July 1997. Mr. Gorman has over 17 years of experience in the brokerage industry. Mr. Gorman became a principal of Tejas Securities on April 18, 1995. From 1988 until joining Tejas Securities, Mr. Gorman worked at APS Financial Inc., most recently as a Senior Vice President. Mr. Gorman served primarily in a broker capacity at APS Financial Inc., a broker-dealer in Austin, Texas. Mr. Gorman has held positions at APS Financial Inc., Landmark Group, Shearson Lehman and Dean Witter. In addition, Mr. Gorman serves on the Board of Directors of Lincoln Heritage Corporation, a publicly traded company. Mr. Gorman is the nephew of Charles H. Mayer through marriage. Mr. Gorman received his B.B.A. from Southern Methodist University in 1983.

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

KURT J. RECHNER, CPA, CFA. Mr. Rechner became our Chief Financial Officer in January 2000 and our Treasurer in September 2000. Mr. Rechner has spent the past 20 years in the financial services industry. Prior to joining Tejas Securities, Mr. Rechner was employed from 1997 through 1999 as an Executive Vice President, Finance & Operations, CFO for Xerox Federal Credit Union. From May 1995 to 1997 Mr. Rechner was the Chief Executive Officer for Prism Capital Management, LLC, which managed a global fixed income hedge fund. From 1990 through May 1995, Mr. Rechner was the Senior Vice President of Accounting and Finance for Security Service Federal Credit Union. Mr. Rechner earned a B.S. in Business Administration from the University of Illinois in 1984 and an M.B.A. from Trinity University in 1985. Mr. Rechner also holds the professional designations of Certified Public Accountant and Chartered Financial Analyst.

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

The Audit Committee was formed in May 2000, and consists of Barry A. Williamson and Clark N. Wilson. The Audit Committee's responsibilities include:

o reviewing, with our independent auditors, the Company's consolidated financial statements and internal accounting controls and the plans and results of the audit engagement;

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No executive officer of the Company served as a member of the compensation or similar committee or Board of Directors of any other entity, other than the Company's subsidiaries or those described in Item 13 - Certain Relationships and Related Transactions.

The Company engaged Barry Williamson to act as a consultant for the Company on a month to month basis beginning in October 1999. Under the terms of the agreement, the Company compensated Mr. Williamson for professional services rendered at a rate of $12,500 per month, plus out of pocket expenses. In 2000, the Company modified the agreement so that Mr. Williamson would receive $6,250 per month for professional services, plus out of pocket expenses. For the years ended December 31, 2000 and 1999, the total amount paid for services was approximately $113,000 and $29,000, respectively. No fees were paid to Mr. Williamson in 2001.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE OFFICER COMPENSATION

The following table sets forth information concerning compensation of our Chief Executive Officer and other highly compensated executive officers whose salary and bonuses exceeded $100,000 for the year ended December 31, 2001, the "named executive officers."

  NAME AND PRINCIPAL
       POSITION             YEAR      SALARY(1)        BONUS       FORGIVEN DEBT     COMMISSIONS
---------------------     ---------  ------------    ----------   ---------------  ---------------

John J. Gorman              2001       $       0     $ 250,000      $       0       $3,348,259
Chairman and Chief          2000               0             0              0        1,983,699
Executive Officer           1999               0             0              0        5,850,050

Charles H. Mayer (2)        2001         225,000        15,000         50,000                0
President and Chief         2000         153,000       200,000              0                0
Operating Officer           1999          66,667        25,000              0                0

Robert Gillette (3)         2001          16,000             0          1,667          242,287
Secretary                   2000          80,000             0          5,000          244,771
                            1999          72,000             0              0          504,659

Kurt J. Rechner (3)         2001         150,000        65,000              0                0
Chief Financial Officer     2000         146,731        46,000              0                0
and Treasurer

(1) Does not include certain prerequisites and other personal benefits that are standard in the industry and have a total value of less than 10% of the total annual salary, bonus and commissions reported for the named executive officer.

(2)      Mr. Mayer became the President on December 14, 2000.

(3) Mr. Gillette acted as the Treasurer from January 2000 to September 20, 2000, at which point Mr. Rechner was appointed Treasurer.

OPTION GRANTS AND EXERCISES

The following table provides information concerning grants of options to purchase our common stock made during the fiscal year ended December 31, 2001 to the named executive officers. No stock appreciation rights were granted during 2001.

                                                                                              Potential Realizable Value
                                                                                                  At Assumed Annual
                                                                                                 Rates of Stock Price
                                                                                                Appreciation for Option
                                               Individual Grants                                        Term(3)
                        ------------------------------------------------------------------    --------------------------
                          Number
                           of
                        Securities   % of Total Options
                        Underlying        Granted
                         Options      To Employees for   Exercise Price       Expiration
       Name             Granted(1)     Fiscal Year(2)       ($/share)            Date                 5%         10%
  ------------          ----------   ------------------  --------------      -------------         -------    --------

  John J. Gorman         100,000           62.50%             $2.50          July 19, 2006         $69,070    $152,628
  Charles H. Mayer        50,000           31.25%             $2.50          July 19, 2006         $34,535    $ 76,314
  Kurt R. Rechner         10,000            6.25%             $2.50          July 19, 2006         $ 6,907    $ 15,263
  Robert E. Gillette          --              --                 --                     --              --          --

------------------------------------

(1)      All of the options were immediately exercisable on July 19, 2001.

(2) In 2001, we granted options to purchase an aggregate of 160,000 shares of common stock, all of which were issued under the 1999 Stock Option Plan.

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

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

The following table provides information concerning unexercised options held as of December 31, 2001 by the named executive officers. No options were exercised during this period.


                                 NUMBER OF SECURITIES                VALUE OF UNEXERCISED
                                UNDERLYING UNEXERCISED                   IN-THE-MONEY
                             OPTIONS AT DECEMBER 31, 2001      OPTIONS AT DECEMBER 31, 2001(1)
                           ---------------------------------   ---------------------------------
          NAME              EXERCISABLE      UNEXERCISABLE     EXERCISABLE       UNEXERCISABLE
  ---------------------    --------------   ----------------   -------------    ----------------

  John J. Gorman                 146,667             13,333    $ 250,000            $      --
  Charles H. Mayer               139,563              5,000    $ 187,063            $      --
  Kurt R. Rechner                 11,667              3,333    $  25,000            $      --
  Robert E. Gillette                  --                 --    $      --            $      --


  ---------------------

  (1) The amount set forth represents the difference between the fair market value of the underlying stock on December 31, 2001 and the exercise price of the option. The fair market value was determined by the closing price of $5.00 per share on December 31, 2001.

DIRECTOR COMPENSATION

As part of their incentive to join the Board of Directors, Mr. Wilson and Mr. Williamson were each provided with options to purchase 10,000 shares of common stock. The options are exercisable at $20.00 per share and expire on October 15, 2004. The options vested in three equal installments beginning on October 15, 1999. Currently no other directors receive any form of cash or non-cash compensation for fulfilling their roles on the Board of Directors.

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

Shares Subject to the Plan

Under the Stock Option Plan, the Company can grant awards consisting of either incentive stock options or nonqualified stock options not to exceed 400,000 shares of the Company's common stock. That number will be adjusted automatically if the outstanding shares of common stock are increased or decreased or changed into or exchanged for a different number of shares or kind of shares or other securities of the Company or of another corporation, by reason of reorganization, split, combination of shares, or a dividend payable in common stock. Equitable adjustments to the number of shares subject to each award and to the payment required to obtain such shares will also be made so that the same proportion of shares will be subject to the award and the aggregate consideration to acquire all shares subject to the award will remain as it was prior to the re-capitalization.

For the year ended December 31, 2001, the Company granted options under the Stock Option Plan to acquire 160,000 shares of common stock, none of which had been exercised, forfeited or canceled during the year. The Company had 365,000 options outstanding under the Stock Option Plan as of December 31, 2001. For the year ended December 31, 2000, the Company granted options under the Stock Option Plan to acquire 151,500 shares of common stock, none of which had been exercised during 2000 or 2001. Of the options granted, 39,000 options and 35,000 options were canceled or forfeited during 2000 and 2001, respectively, due to employee terminations. The Company had 240,000 options outstanding as of December 31, 2000. For the year ended December 31, 1999, the Company granted options under the Stock Option Plan to acquire 142,500 shares of common stock, none of which had been exercised during 1999, 2000 or 2001. Of the options granted, 15,000 options were canceled or forfeited during 2000 due to employee terminations.

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

Amendments to our Stock Option Plan

The Board of Directors may amend or terminate the Stock Option Plan, as long as no amendment or termination affects options previously granted. However, the plan requires stockholder approval of any amendment that increases the number of shares available under the plan which may be issued as incentive stock options or that modify the requirements as to eligibility to receive incentive stock options under the plan. On October 3, 2000, stockholders of the Company approved the board of directors' recommendation to increase the number of options available under the Stock Option Plan from 300,000 to 400,000 shares.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information with respect to ownership of the Company's common stock at February 28, 2002 by each beneficial owner of five percent or more of the common stock; each director; each of the named executive officers; and all directors and officers as a group.

Except as indicated on the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Options exercisable on or before February 28, 2002, are included as shares beneficially owned. For purposes of calculating percent ownership as of February 28, 2002, 1,512,024 shares were issued and outstanding and for any individual who beneficially owns shares represented by options exercisable on or before February 28, 2002, these shares are treated as if outstanding for that person but not for any other person.


                                                                           PERCENT
               NAME AND ADDRESS OF                                       BENEFICIALLY
                BENEFICIAL OWNER                       NUMBER               OWNED
  ----------------------------------------------   ----------------    -----------------
  John J. Gorman (1)(2)                                 752,576              45.19%
  Charles H. Mayer (1)(3)                               185,291              11.20%
  Kurt J. Rechner (1)(4)                                 13,344                  *
  Jay W. Van Ert (1)(5)                                 152,050               9.81%
  Joseph F. Moran (1)(6)                                264,928              17.33%
  John R. Ohmstede (7)                                   78,944               5.22%
  Barry A Williamson(8)                                  10,000                  *
  Clark N. Wilson(8)(9)                                  65,856               4.17%
  All owners of more than five percent,               1,509,645              77.39%
  officers and directors as a group (11 total)

-----------------------------

* Less than 1%.

(1) The address for Messrs. Gorman, Mayer, Rechner, Van Ert and Moran is 2700 Via Fortuna, Suite 400, Austin, Texas 78746.

(2) Includes 153,334 shares of common stock issuable pursuant to options granted under the 1999 Plan, which are immediately exercisable as of February 28, 2002.

(3) Includes 80,000 shares of common stock issuable pursuant to options granted under the 1999 Plan, which are immediately exercisable as of February 28, 2002. Includes 62,063 shares of common stock issuable pursuant to an option granted outside the 1999 Plan, which is immediately exercisable as of February 28, 2002.

(4) Includes 13,334 shares of common stock issuable pursuant to options granted under the 1999 Plan, which are immediately exercisable as of February 28, 2002.

(5) Includes 37,500 shares of common stock issuable pursuant to options granted under the 1999 Plan, which are immediately exercisable as of February 28, 2002.

(6) Includes 16,666 shares of common stock issuable pursuant to options granted under the 1999 Plan, which are immediately exercisable as of February 28, 2002.

(7)  The address for Mr. Ohmstede is 5905 Overlook Drive, Austin, Texas 78731.

(8) Includes 10,000 shares of common stock issuable pursuant to options granted under the 1999 Plan which are immediately exercisable as of February 28, 2002.

(9) Includes 55,856 shares of common stock issuable pursuant to an option granted outside the 1999 Plan, which is immediately exercisable as of February 28, 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

SALE LEASEBACK

In September 1997, Tejas Securities entered into a sale-leaseback transaction with Sandy Hook Management, a company owned by Charles Mayer, a member of the Board of Directors. Sandy Hook Management purchased the assets for $204,268 from the Company. The Company purchased the assets from June 1995 through September 1997 for a total cost of $272,072. The book value of the assets as of the date of the transaction was determined in accordance with accounting principles generally accepted in the United States of America, including depreciation calculated by the straight-line method. The previous Chief Financial Officer of the Company made the determination of the book value. Under the terms of this transaction, the Company agreed to lease the furniture and fixtures commencing in October 1998 through September 2000.

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

SUBORDINATED DEBT

The Company issued subordinated debt in September 1998 in exchange for $500,000 from Clark Wilson, a current member of the Board of Directors. The transaction is described in Item 7 - "Liquidity and Capital Resources."

The Company completed the second issuance of subordinated debt in June 1999 in exchange for $500,000 from Clark Wilson. The transaction is described in Item 7
- "Liquidity and Capital Resources."

TSG INTERNET FUND I, LTD.

In April 1999, John Gorman, Jay Van Ert, Joseph Moran and Clark Wilson, along with three other owners of less than 5% of the Company, established TSG Capital, LLC (the "General Partner"), a Texas limited liability company, for the purpose of acting as general partner of TSG Internet Fund I, Ltd. (the "Fund"). In addition to the investment in the General Partner, Messrs. Gorman, Van Ert, Moran and Wilson invested as limited partners in the Fund. Their contributions were as follows: Mr. Gorman $200,000; Mr. Van Ert $120,520; Mr. Moran $200,000; and Mr. Wilson $100,000. John Ohmstede, a beneficial owner of more than 5% of the Company, also invested $200,000 in the Fund as a limited partner through a Trust. The total capital contribution by the General Partner was less than $50,000.

TSG Capital, LLC acted as the General Partner of the Fund and had no other operations. The managers and principal executive officers included two officers of the Company. The General Partner received a management fee equal to .375% of the average monthly net asset value of the Fund after the end of a fiscal quarter. In addition, the General Partner received a performance fee equal to 20% of the annual net profits of the Fund after the end of each fiscal year. These fees were in turn paid to the Company in exchange for providing services to the General Partner for investment management, compliance and accounting and reporting.

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

On December 1, 2000, the General Partner elected to dissolve and liquidate the Fund effective December 15, 2000.

OFFICER AND DIRECTOR RECEIVABLES

During 1999, Tejas Securities received a $200,000 note from Charles Mayer in conjunction with his employment agreement. The note bears no interest and was due on demand if Mr. Mayer resigned as an employee of the Company prior to December 31, 2000. In October 2000, the note was transferred to Westech at cost. In January 2001, Mr. Mayer's employment agreement was modified to allow the Company to forgive the $200,000 note in equal installments of $50,000 per year for the years 2001, 2002, 2003 and 2004, as long as Mr. Mayer remains an employee. Additionally, Mr. Mayer forfeited his guaranteed annual bonus of $200,000 for the year 2000.

SALE OF STOCK TO EMPLOYEES

In April 1999, the Company issued 249,932 shares of its common stock (1,006,975 shares of Tejas Securities common stock before the exchange ratio) with a value of $704,000 to employees and management of the Company. Of the shares issued, 24,825 shares (100,000 shares of Tejas Securities) were issued to a director and executive officer of the Company. An additional 90,000 shares of Tejas Securities common stock were issued to executive officers of the Company. The shares were converted to Company shares of common stock in August 2001. The transaction was recorded as a stock subscription receivable, and was collected in full by August 1999. The following reflects the April 1999 issuance of common stock to directors or executive officers of the Company:

   DIRECTOR/EXECUTIVE      TEJAS SECURITIES    COMPANY SHARES
         OFFICER          SHARES SUBSCRIBED       CONVERTED      SUBSCRIPTION PRICE
  -------------------     -----------------    ---------------   ------------------
  John J. Gorman               100,000             24,825             $70,000
  Robert E. Gillette            40,000              9,930             $28,000
  A. Reed Durant                25,000              6,206             $17,500
  John F. Garber                25,000              6,206             $17,500

FIRSTMARK CORP.

In November 2001, John Gorman and Charles Mayer were named to the board of directors of Firstmark Corp. Additionally, Kurt Rechner was appointed the Chief Financial Officer of Firstmark Corp. Currently John Gorman owns and controls common stock in Firstmark Corp. with a value in excess of $220,000. In addition, John Gorman may be deemed to control stock in Firstmark worth approximately $390,000, which is owned directly by the Company. In November 2001, the Company entered into a Service Agreement with Firstmark Corp. to provide management support services for $5,000 per month for an initial term of one year. See Note 21 in the accompanying Notes to Consolidated Financial Statements.

GRO-VEST MANAGEMENT

In October 2001, John Gorman acquired the right to receive payment of a liability of the Company in the amount of $121,000 originally payable to Gro-Vest Management. The liability originated from the Merger.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)      1.       Financial Statements
                  See Financial Statements attached hereto.

         2.       Exhibits

                  Incorporated by reference to the Exhibit Index at the end of this report.

(B)      Reports on Form 8-K

                  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 WESTECH CAPITAL CORP.


                                                 By: /s/ CHARLES H. MAYER
                                                    ----------------------------
                                                    Charles H. Mayer, President

Date: March 29, 2002


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated:


             SIGNATURE                                     TITLE                        DATE
             ---------                                     -----                        ----



/s/ JOHN J. GORMAN                                   Chief Executive Officer,         March 29, 2002
--------------------------------------------         Chairman of the Board
John J. Gorman


/s/ CHARLES H. MAYER                                 President, Chief Operating
--------------------------------------------         Officer and Director             March 29, 2002
Charles H. Mayer


/s/ KURT J. RECHNER                                  Chief Financial Officer and
--------------------------------------------         Treasurer                        March 29, 2002
Kurt J. Rechner


/s/ JOHN F. GARBER                                   Director of Finance (Principal
--------------------------------------------         Accounting Officer)              March 29, 2002
John F. Garber


/s/ BARRY A. WILLIAMSON                              Director
--------------------------------------------
Barry A. Williamson                                                                   March 29, 2002


/s/ CLARK N. WILSON                                  Director
--------------------------------------------
Clark N. Wilson                                                                       March 29, 2002

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                        Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

                   (With Independent Auditors' Report Thereon)

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES




                                      INDEX
                                                                                                               PAGE


Independent Auditors' Report                                                                                     1

FINANCIAL STATEMENTS:
Consolidated Statements of Financial Condition as of December 31, 2001 and 2000                                  2

Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999                       3

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000
   and 1999                                                                                                      4

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999                       5

Notes to Consolidated Financial Statements                                                                       7

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westech Capital Corp. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                                  /s/ KPMG LLP

Austin, Texas
March 21, 2002

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition

                           December 31, 2001 and 2000



                                ASSETS                                  2001           2000
                                                                    ------------   ------------

Cash and cash equivalents                                           $    547,761        482,562
Deposit with clearing organization, restricted                           260,471        250,000
Receivable from clearing organization                                  1,905,338        735,616
Receivables from employees and stockholders                              494,106        334,200
Federal income taxes receivable                                              973      1,808,214
Securities owned, at market value                                      3,011,667      2,433,022
Property and equipment, net                                              478,086        540,477
Deferred tax asset, net                                                   84,915        471,552
Prepaid expenses and other assets                                        457,191        243,516
                                                                    ------------   ------------

           Total assets                                             $  7,240,508      7,299,159
                                                                    ============   ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable, accrued expenses and other liabilities            $  3,183,904      1,869,821
Securities sold, not yet purchased                                       332,581        446,078
Payable to clearing organization                                              --        456,660
Federal income taxes payable                                                  --             --
Note payable                                                             500,000      1,500,000
Notes payable to stockholders                                                 --        750,000
Subordinated debt                                                      1,000,000      1,000,000
                                                                    ------------   ------------
           Total liabilities                                           5,016,485      6,022,559
                                                                    ------------   ------------

Minority interest in subsidiary                                               --        377,382

Commitments and contingencies

Stockholders' equity:
     Common stock, $0.001 par value
        50,000,000 shares authorized; 1,512,024 and
        1,266,134 issued and outstanding at December 31, 2001
        and 2000, respectively                                             1,512          1,266
     Additional paid-in capital                                        2,222,281      1,730,744
     Retained earnings (accumulated deficit)                                 230       (832,792)
                                                                    ------------   ------------
           Total stockholders' equity                                  2,224,023        899,218
                                                                    ------------   ------------

           Total liabilities and stockholders' equity               $  7,240,508      7,299,159
                                                                    ============   ============


See accompanying notes to consolidated financial statements.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                      Consolidated Statements of Operations

              For the Years Ended December 31, 2001, 2000 and 1999




                                                          2001            2000            1999
                                                     ------------    ------------    ------------

Revenue:
     Commissions                                     $ 25,615,989      16,818,686      25,291,212
     Underwriting and investment banking income           316,927       1,831,326         925,616
     Net dealer inventory and investment income
        (loss), net of trading interest expense of
        $120,976, $151,946 and $516,975,
        respectively                                     (630,687)     (4,076,629)      3,475,539
     Other income                                          25,920         135,902         740,342
                                                     ------------    ------------    ------------
           Total revenue                               25,328,149      14,709,285      30,432,709
                                                     ------------    ------------    ------------

Expenses:
     Commissions, employee compensation
        and benefits                                   18,666,284      13,954,116      19,992,928
     Clearing and floor brokerage                         412,819         965,889         615,273
     Communications and occupancy                       1,645,693       2,033,463       1,242,370
     Professional fees                                  1,169,474       1,868,244         971,250
     Interest                                             229,226         194,503          97,029
     Other                                              1,894,971       2,556,732       1,876,633
                                                     ------------    ------------    ------------
           Total expenses                              24,018,467      21,572,947      24,795,483
                                                     ------------    ------------    ------------

           Income (loss) before income tax expense
              (benefit) and minority interest           1,309,682      (6,863,662)      5,637,226

Income tax expense (benefit)                              495,474      (2,214,012)      2,201,598
                                                     ------------    ------------    ------------

           Income (loss) before minority interest         814,208      (4,649,650)      3,435,628

Minority interest                                         (18,814)       (650,510)        297,285
                                                     ------------    ------------    ------------

           Net income (loss)                         $    833,022      (3,999,140)      3,138,343
                                                     ============    ============    ============

Earnings (loss) per share:
     Basic                                           $       0.62           (3.17)           2.51
                                                     ============    ============    ============

     Diluted                                         $       0.53           (3.17)           2.25
                                                     ============    ============    ============

Weighted average shares outstanding:
     Basic                                              1,348,097       1,261,721       1,250,119
                                                     ============    ============    ============

     Diluted                                            1,546,112       1,261,721       1,529,197
                                                     ============    ============    ============


See accompanying notes to consolidated financial statements.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

              For the Years Ended December 31, 2001, 2000 and 1999


                                                                                             RETAINED
                                                            ADDITIONAL                       EARNINGS
                                                 COMMON      PAID-IN     SUBSCRIPTIONS     (ACCUMULATED       TREASURY
                                    SHARES       STOCK       CAPITAL       RECEIVABLE        DEFICIT)           STOCK       TOTAL
                                  ----------   ----------   ----------  ---------------  ------------------  ----------  ----------


Balance at December 31, 1998       1,161,599   $    1,162    1,471,909          (96,263)             28,005          --   1,404,813

Stock issuances                      279,629          279      828,490         (775,884)                 --          --      52,885

Contributed capital                       --           --       94,613               --                  --          --      94,613

Treasury stock purchases             (70,834)         (71)          --               --                  --    (174,376)   (174,447)

Treasury stock sales                  70,007           70           --               --                  --     172,044     172,114

Subscription collected                    --           --           --          750,164                  --          --     750,164

Subscription cancelled                  (414)          --      (31,166)          31,166                  --          --          --

Effect of reverse merger (Note 1)   (186,266)        (186)    (683,090)          90,817                  --       2,332    (590,127)

Net income                                --           --           --               --           3,138,343          --   3,138,343
                                  ----------   ----------   ----------  ---------------  ------------------  ----------  ----------

Balance at December 31, 1999       1,253,721        1,254    1,680,756               --           3,166,348          --   4,848,358

Stock issuances                       12,413           12       49,988               --                  --          --      50,000

Net loss                                  --           --           --               --          (3,999,140)         --  (3,999,140)
                                  ----------   ----------   ----------  ---------------  ------------------  ----------  ----------

Balance at December 31, 2000       1,266,134        1,266    1,730,744               --            (832,792)         --     899,218

Acquisition of minority interest     245,890          246      491,537               --                  --          --     491,783

Net income                                --           --           --               --             833,022          --     833,022

                                  ----------   ----------   ----------  ---------------  ------------------  ----------  ----------
Balance at December 31, 2001       1,512,024   $    1,512    2,222,281               --                 230          --   2,224,023
                                  ==========   ==========   ==========  ===============  ==================  ==========  ==========



See accompanying notes to consolidated financial statements.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

              For the Years Ended December 31, 2001, 2000 and 1999



                                                                        2001           2000           1999
                                                                    -----------    -----------    -----------

Cash flows from operating activities:
     Net income (loss)                                              $   833,022     (3,999,140)     3,138,343
     Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
        Deferred tax expense (benefit)                                  386,637       (417,466)       124,414
        Depreciation and amortization expense                           139,652        141,660         74,506
        Non-cash compensation expense                                    86,500         75,000             --
        Loss on disposition of property and equipment                        --             --         14,011
        Performance fee converted to equity interest                         --             --       (700,088)
        Minority interest                                               (18,814)      (650,510)       297,285
        Increase in deposit with clearing organization                  (10,471)      (150,000)            --
        (Increase) decrease in payable to clearing organization,
           net of receivable from clearing organization              (1,626,382)    (1,934,963)     1,601,977
        (Increase) decrease in receivable from employees
           and stockholders                                            (246,406)       268,254       (500,955)
        Decrease (increase) in federal income taxes receivable        1,807,241     (1,808,214)            --
        (Increase) decrease in securities owned                        (578,645)     3,774,726     (4,668,324)
        (Increase) decrease in prepaid expenses and other assets        (75,460)       353,537       (415,092)
        Decrease in other investments                                        --        932,253             --
        Increase (decrease) in accounts payable, accrued
           expenses and other liabilities                             1,314,083       (171,378)     2,327,284
        (Decrease) increase in securities sold, not yet purchased      (113,497)       258,138        187,940
        Decrease in federal income taxes payable                             --       (863,821)            --
                                                                    -----------    -----------    -----------
           Net cash provided by (used in) operating activities        1,897,460     (4,191,924)     1,481,301
                                                                    -----------    -----------    -----------

Cash flows from investing activities:
     Advances to limited partnership                                         --             --       (116,004)
     Proceeds from sale of property and equipment                            --         63,684             --
     Purchase of property and equipment                                 (77,261)      (422,540)      (202,914)
                                                                    -----------    -----------    -----------
           Net cash used in investing activities                        (77,261)      (358,856)      (318,918)
                                                                    -----------    -----------    -----------

Cash flows from financing activities:
     (Repayment of) proceeds from note payable                       (1,000,000)     1,500,000             --
     (Repayment of) proceeds from notes payable to stockholders        (750,000)       750,000             --
     Net change in subordinated debt                                         --             --        500,000
     Sale of treasury stock                                                  --             --        172,114
     Purchase of treasury stock                                              --             --       (174,447)
     Subscription collected                                                  --          1,167        750,164
     Capital contribution from acquired enterprise                           --             --          3,115
     Capital contribution from minority interest                             --             --         64,649
     Purchase of minority interest shares                                (5,000)            --             --
     Proceeds from stock issuances                                           --         50,000         52,885
                                                                    -----------    -----------    -----------
           Net cash provided by (used in) financing activities       (1,755,000)     2,301,167      1,368,480
                                                                    -----------    -----------    -----------


                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

              For the Years Ended December 31, 2001, 2000 and 1999



           Net increase (decrease) in cash and cash
              equivalents                                   $        65,199        (2,249,613)         2,530,863

Cash and cash equivalents at beginning of year                      482,562         2,732,175            201,312
                                                            ---------------   ---------------    ---------------

Cash and cash equivalents at end of year                    $       547,761           482,562          2,732,175
                                                            ===============   ===============    ===============

Supplemental disclosures:
     Interest paid                                          $       360,352           336,299            614,004
     Taxes paid                                             $       127,500         1,003,749          1,110,407

Summary of non-cash transactions:

In August 2001, the minority interest shareholders of Tejas Securities Group,
     Inc. exchanged their shares of Tejas Securities common stock for those of the Company at a ratio of .24825 to one. As a result, the Company issued a total of 245,890 shares of its common stock and Tejas Securities became an indirect wholly owned subsidiary. In addition, the Company recognized $138,215 in goodwill, which is included in prepaid expenses and other assets.

In March 2001, the Company restructured its line of credit with a bank. In exchange for a $500,000 principal reduction and interest being brought current, the line of credit was converted into a term loan in the amount of $1,000,000. (Note 10)

During 2001 and 2000, the Company forgave $86,500 and $25,000, respectively, of receivables from employees and stockholders which has been recorded as compensation expense. During 2000, the Company forgave $50,000 of common stock subscription receivable related to shares issued by Tejas Securities in 1999. The subscription receivable was from a former employee and has been recorded as compensation expense. (Note 4)

TSG Capital, LLC (General Partner), a wholly owned subsidiary, acted as the general partner of TSG Internet Fund I, Ltd. (the Fund). The Fund was liquidated effective December 15, 2000. The Company recognized $700,088 of income during 1999 related to a performance fee paid by the Fund. The Company converted the full amount of the performance fee to an equity ownership of the Fund as of December 31, 1999. (Note 6)

The Company also received a non-cash contribution in 1999 totaling $116,161, representing the general partner owners of the general partnership interest of TSG Capital, LLC. These individuals also have an ownership interest in the Company. Of this amount, $21,549 was allocated to minority interest. (Note 6)

The Company received a non-cash capital contribution in 1999 totaling $590,127 in association with the Merger (Note 1). Of this amount, $90,817 and $2,325 of subscriptions receivable and treasury stock, respectively, which existed as of the date of the Merger, was allocated to minority interest since these rights were not converted at the time of the Merger.


See accompanying notes to consolidated financial statements.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

(1)    ORGANIZATION AND BASIS OF PRESENTATION

       Westech Capital Corp., a Delaware corporation, is a holding company whose primary operating subsidiary is Tejas Securities Group, Inc., a Texas corporation ("Tejas Securities"). Tejas Securities is engaged in the business of providing brokerage and related financial services to institutional and retail customers nationwide.

       Westech Capital Corp. was incorporated as a shell corporation in New York on July 18, 1990, and made an initial public offering in November 1991. Westech Capital Corp. was acquired by Tejas Securities in a reverse merger effected on August 27, 1999. Pursuant to an Agreement and Plan of Merger, Tejas Securities Group Holding Company ("Tejas Holding"), a Texas corporation holding approximately 81% of Tejas Securities, became a wholly owned subsidiary of Westech Capital Corp. In April 2001, Westech Capital Corp. reincorporated from New York to Delaware. On August 29, 2001, the minority interest shareholders of Tejas Securities exchanged their shares of Tejas Securities common stock for restricted stock of Westech Capital Corp. As a result, Westech Capital Corp. owns, directly or through Tejas Holding, 100% of Tejas Securities as of December 31, 2001.

       Effective June 29, 2001, Westech Capital Corp. completed a 10-for-1 reverse stock split. As a result of this stock split, earnings (loss) per share amounts and all share amounts for prior periods have been restated to reflect the shares outstanding as though the stock split had taken effect in the earliest year presented.

       Tejas Securities is registered as a broker and dealer in securities with the National Association of Securities Dealers, Inc. and clears its transactions on a fully disclosed basis through First Clearing Corporation. Tejas Securities' headquarters are located in Austin, Texas. In June 2000, Tejas Securities dissolved its wholly owned operating subsidiary, Tejas Securities Group - East, LLC ("Tejas - East"), a Georgia limited liability company. The operations of the Atlanta, Georgia office are included as a division of Tejas Securities subsequent to June 2000. TSG Capital, LLC, a wholly owned subsidiary of Tejas Securities, was formed in 1999 to be the general partner in TSG Internet Fund I, Ltd (the "Fund"), an investment hedge fund managed by Tejas Securities. TSG Capital, LLC elected to liquidate the Fund effective December 15, 2000 and TSG Capital, LLC ceased to be an operating entity as of December 31, 2000.

       Westech Capital Corp. was previously a shell corporation and had no substantial operations. Tejas Securities is the operating enterprise and is the acquiring enterprise for financial reporting purposes. The historical financial statements of Tejas Securities (accounting acquirer) are presented as the historical financial statements of the combined enterprise prior to August 27, 1999. The results of operations of Westech Capital Corp. (the acquired enterprise) are included in the financial statements of the combined enterprise only from the date of acquisition.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


       The equity of Tejas Securities was presented as the equity of the combined enterprise giving effect to the minority interest in Tejas Securities at August 27, 1999, however, the common stock account of Tejas Securities was adjusted to reflect the par value of the outstanding stock of Westech Capital Corp. after giving effect to the number of shares used in the business combination. The difference between the common stock account of Tejas Securities and the common stock account of Westech Capital Corp. (presented as the common stock account of the combined enterprise) was recorded as an adjustment to additional paid in capital of the combined enterprise. For periods prior to August 27, 1999, the equity of the combined enterprise is the historical equity of Tejas Securities prior to the merger retroactively restated to reflect the number of shares received in the business combination. Earnings
       (loss) per share for periods prior to the business combination have been restated to reflect the post merger number of shares outstanding.

       References to the Company within the accompanying notes to the consolidated financial statements are to Westech Capital Corp. and subsidiaries, which are the historical amounts for Tejas Securities prior to the reverse merger.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)    PRINCIPLES OF CONSOLIDATION

              The accompanying consolidated financial statements reflect the consolidated accounts of the Company and its first and second tier subsidiaries, Tejas Securities Group Holding Company and Tejas Securities Group, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

              The Company routinely executes securities transactions on behalf of its employees and officers, and management considers those transactions to be executed at arms' length.

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

       (d)    CASH AND CASH EQUIVALENTS

              Cash and cash equivalents include cash and highly liquid investments with a maturity at date of purchase of ninety days or less.


                                                                     (Continued)

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

              A certificate of deposit was pledged by the Company as security on an irrevocable letter of credit issued in conjunction with the Atlanta office lease in the amount of approximately $92,000 and $88,000 for the years ended December 31, 2001 and 2000, respectively.

       (e)    SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

              Long and short positions in securities are reported at fair value. Securities with readily determinable market values are based on quoted market prices. Securities with limited market activity for which quoted market values are not readily determinable are based on management's best estimate, which may include dealer price quotations and price quotations for similar traded instruments. The difference between cost and fair value has been included in net dealer inventory and investment income (loss). These investments are subject to the risk of failure of the issuer and the risk of changes in market value based on the ability to trade such securities on the open market.

       (f)    PROPERTY AND EQUIPMENT

              Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets. Estimated useful lives for property and equipment approximate those used for Federal income tax purposes and range from 3 to 7 years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the improvements or the terms of the related leases.

       (g)    GOODWILL

              The Company recorded goodwill in the amount of $138,215 as a result of its acquisition of the minority interest of Tejas Securities in August 2001, which is included in prepaid expenses and other assets as of December 31, 2001. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. Goodwill is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the goodwill, a loss is recognized for the difference between the discounted cash flows and carrying value of the goodwill. See Note 1(k)

       (h)    REPURCHASE AND RESALE AGREEMENTS

              Repurchase and resale agreements are treated as financing transactions and are carried at the amounts at which the securities will be subsequently reacquired or resold as specified in the respective agreements. There were no repurchase or resale agreements outstanding at December 31, 2001 or 2000.



                                                                     (Continued)

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


       (i)    FEDERAL INCOME TAXES

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

       (j)    ESTIMATES

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

       (k)    NEW ACCOUNTING PRONOUNCEMENTS

              The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"), and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, An Amendment of FASB Statement No.
              133. The Company was required to implement this Statement effective with its 2001 fiscal year (after deferral by FASB Statement 137). Statement 133 addresses the accounting for derivative instruments, including certain instruments embedded in other contracts, and for hedging activities. Under this Statement, the Company is required to recognize all derivative instruments as either assets or liabilities in the statements of financial condition and measure those at fair value. If certain conditions are met a derivative may be specifically designated as a hedge, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-dominated forecasted transaction. The adoption of Statement 133 on January 1, 2001 had no impact on the Company's consolidated financial position or results of operations. The Company did not hold any derivatives as of December 31, 2001 and 2000.

              In June 2001, FASB issued Statement No. 141 ("Statement 141"), Business Combinations, and Statement No. 142 ("Statement 142"), Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase business combination must meet to be recognized and reported apart from goodwill. Statement 142 requires that goodwill no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 121 (Statement
              121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of or Statement 144 upon its adoption (See Below).


                                                                     (Continued)

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

              The Company adopted the provisions of Statement 141 effective July 1, 2001 and certain provisions of Statement 142 as required for goodwill resulting from business combinations consummated after June 30, 20001. The remaining provisions of Statement 142 are required to be adopted effective January 1, 2002. Goodwill acquired after June 30, 2001, but before Statement 142 is adopted in full will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature, which includes Statement 121. Financial Accounting Standards Board's Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("Statement 144") supercedes Statement 121 and is effective for fiscal years beginning after December 15, 2001. The adoption of Statement 144 as of January 1, 2002 had no impact on the Company's consolidated financial statements.

              In connection with the transitional goodwill impairment evaluation, Statement 142 requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill to those reporting units as of the date of adoption. The Company will have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statements of operations.

              The Company adopted the remaining provisions of Statement 142 as of January 1, 2002. As of January 1, 2002, the Company had unamortized goodwill in the amount of $138,215, all of which is subject to the transition provisions of Statements 141 and 142. The goodwill recorded by the Company subsequent to June 30, 2001 was not amortized during 2001 in connection with the acquisition of the minority interest of Tejas Securities. The Company does not believe the adoption of the remaining provisions of Statement 142 will have a material impact on the Company's consolidated financial statements. As of December 31, 2001, the Company had no other intangible assets.

       (l)    STOCK-BASED COMPENSATION

              The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation ("Statement 123"), but applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), in accounting for its stock option plan.

       (m)    RECLASSIFICATIONS

              Certain reclassifications have been made to amounts presented in previous years to be consistent with the 2001 presentation.



                                                                     (Continued)

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


(3)    RECEIVABLES FROM AND PAYABLES TO CLEARING ORGANIZATION

       At December 31, 2001 and 2000, the Company had receivables from and payables to its clearing organization consisting of the following:

                                                    2001         2000
                                                 ----------   ----------

Receivable

     Receivable from clearing organization       $1,232,038           --
     Fees and commissions receivable                673,300      735,616
                                                 ----------   ----------

     Total receivable                            $1,905,338      735,616
                                                 ==========   ==========

Payable

     Payable to clearing organization            $       --      456,660

                                                 ==========   ==========



(4)    RECEIVABLES FROM EMPLOYEES AND STOCKHOLDERS

       The Company makes advances to certain employees in months when their commission payout does not meet a predetermined amount. As of December 31, 2001 and 2000, approximately $320,000 and $71,000, respectively, had been advanced to employees and officers under this agreement. These receivables are to be repaid through reductions of future commissions or bonuses.

       During 2001, the Company forgave $4,000 in advances receivable from employees and stockholders. During 2000, the Company forgave approximately $25,000 in receivable from employees and stockholders. The amounts forgiven are included in compensation expense in the accompanying consolidated statements of operations.

       During 1999 the Company received a $200,000 note from an officer of the Company. The note bears no interest and was due on demand if the officer resigned as an employee of the Company prior to December 31, 2000. Under the terms of the note, matured unpaid principal and interest shall bear interest at the lesser of 5.55% per annum or the maximum rate allowed by law from the earlier of December 31, 2000 or the officer's voluntary termination. Effective January 1, 2001, the Company agreed to forgive the note in $50,000 increments beginning in December 2001 and continuing through December 2004, as long as the officer remains an employee of the Company. Forgiven amounts are included in compensation expense in the accompanying consolidated statements of operations. The balance of the note was $150,000 as of December 31, 2001.

       During 1999, the Company received a $50,000 note from an employee and stockholder of the Company to supplement the employee's commission payout during 1999. The note bears interest of 8% per annum, and was due and payable on August 27, 2000. The maturity date of the note was extended for one year in August 2000, and again in August 2001. During 2001, the Company forgave $25,000 of the note, which is included in compensation expense in the accompanying consolidated statements of operations. The note is secured by a stock pledge agreement for the employee's shares issued by the Company. The balance of the note was approximately $23,000 as of December 31, 2001.


                                                                     (Continued)

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


       The Company had notes receivable, and related interest accrued, from other employees and related parties of the Company totaling $7,500 as of December 31, 2000. The notes had terms which either required settlement by pre-determined dates or which allowed the notes to be forgiven based on pre-determined conditions, which were based on employee compensation arrangements. The remaining balance of $7,500 was forgiven during 2001.

       In April 1999, the Company issued 1,006,975 shares of Tejas Securities common stock (249,982 shares of the Company's common stock giving effect to the Merger) for $704,833 in both cash and subscriptions receivable to employees of the Company. Subsequent to this issuance, the Company issued another 30,000 shares of Tejas Securities common stock (7,448 shares of the Company's common stock giving effect to the Merger) to an employee under the terms of the April 1999 offering for $27,000. Of the 1,036,975 shares of Tejas Securities issued under the April 1999 common stock offering, the Company collected $723,550 in cash. In 1999, the Company canceled a subscription for 1,667 shares of Tejas Securities common stock (414 shares of the Company's common stock giving effect to the Merger) valued at $1,166 upon the termination of employment by an employee. In 2000, the Company collected an additional $1,167 from subscriptions receivable related to shares issued in 1999.

       In 1997, the Company received a $100,000 note from an employee in consideration for the issuance of Tejas Securities common stock for $1 per share. The note was non interest bearing and was originally due and payable on December 31, 1999. This amount was recorded as a stock subscription receivable. During 1998, the Company collected $3,737 of the subscription receivable, resulting in a balance of $96,263 as of December 31, 1998. In April 1999, the terms of the note were restructured so that the employee could purchase the original 100,000 shares of Tejas Securities common stock (24,825 shares of the Company's common stock giving effect to the Merger) at the April 1999 offering price of $0.70 per share. This restructuring resulted in the reduction of the subscription receivable and common stock balances by $30,000. The remaining balance was collected in 1999.

       During 1999, the Company received a $50,000 note from an employee for 50,000 shares of Tejas Securities common stock (12,413 shares of the Company's common stock giving effect to the Merger). The note accrued no interest and was due and payable on June 1, 2000. In June 2000, the Company forgave the $50,000 note and included the amount in compensation expense in the accompanying consolidated statement of operations.

       During 1999, the Company received a $100,000 note from an employee for 100,000 shares of Tejas Securities common stock (24,825 shares of the Company's common stock giving effect to the Merger). The note accrued no interest and was due in two installments, beginning with a $25,000 payment on October 1, 1999 and the remaining $75,000 on August 23, 2001. The first installment of $25,000 was collected in 1999. The remaining balance of the note was secured by a stock pledge agreement for the shares issued by the Company as of December 31, 2000. In 2001, the former employee relinquished his right to the 100,000 shares of Tejas Securities common stock. As a result, Tejas Securities received 25,000 shares of treasury stock and canceled the remaining 75,000 shares of Tejas Securities common stock and the note.


                                                                     (Continued)

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


(5)    SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

       At December 31, 2001 and 2000, securities owned and sold, not yet purchased consisted of the following:

                                      2001                           2000
                            ---------------------------   ---------------------------
                                              SOLD,                          SOLD,
                                             NOT YET                        NOT YET
                               OWNED        PURCHASED        OWNED         PURCHASED
                            ------------   ------------   ------------   ------------

State and municipal
  obligations               $     86,200             --      1,497,469        119,628
US Government bonds              395,784             --          4,979             --

Corporate bonds and notes      1,462,566         93,240        428,220        230,000



Equity securities              1,067,117        239,341        502,354         96,450
                            ------------   ------------   ------------   ------------

                            $  3,011,667        332,581      2,433,022        446,078
                            ============   ============   ============   ============

(6)    OTHER INVESTMENTS

       In 1999, certain owners and directors of the Company established TSG Capital, LLC, a Texas limited liability company, for the purpose of acting as general partner of TSG Internet Fund I, Ltd. (the "Fund"), a Texas Limited Partnership. On December 28, 1999, the Company purchased TSG Capital, LLC through the conversion of liabilities owed to the Company by TSG Capital, LLC. In addition, the Company received a capital contribution from the former owners of TSG Capital, LLC in the amount of $116,161 in conjunction with the purchase. Of this amount, $94,613 was included in contributed capital, with the remaining $21,549 included in minority interest.

       TSG Capital, LLC acted as the General Partner of the Fund and had no other operations. TSG Capital, LLC (the "General Partner") received a management fee equal to 0.375% of the average monthly net asset value of the Fund after the end of a fiscal quarter. In addition, the General Partner received a performance fee equal to 20% of the annual net profits of the Fund after the end of each fiscal year. These fees were in turn paid to the Company in exchange for providing services to the General Partner for investment management, compliance and accounting and reporting. The Company recognized $734,154 of income during 1999 from the Fund comprised of management fees of $34,066 and a performance fee of $700,088 which is included in other income in the accompanying consolidated statements of operations. The Company converted the $700,088 performance fee to an additional equity ownership in the Fund as of December 31, 1999 as disclosed in the summary of non-cash transactions in the accompanying consolidated statements of cash flows. During 2000, the Company recognized $79,154 in management fees, which is included in other income in the accompanying consolidated statements of operations. The General Partner did not earn a performance fee in 2000.


                                                                     (Continued)

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


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

(7)    PROPERTY AND EQUIPMENT

       Property and equipment consists of the following:

                                                    DECEMBER 31,
                                            ----------------------------
                                                2001            2000
                                            ------------    ------------

Furniture and equipment                     $    423,812         413,947
Leasehold improvements                           353,088         363,361
                                            ------------    ------------
                                                 776,900         777,308
Accumulated depreciation and amortization       (298,814)       (236,831)
                                            ------------    ------------
                                            $    478,086         540,477
                                            ============    ============

(8)    ACCRUED COMMISSIONS AND BONUSES

       Accrued commissions and bonuses are included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated statements of financial condition. As of December 31, 2001 and 2000, the Company has accrued $1,280,128 and $426,411, respectively, in commissions payable. The Company pays bonuses to its employees and officers at interim periods and at year-end. Accrued bonuses as of December 31, 2001 were $1,000,000, which consisted of both contractual and discretionary amounts and are reflected in accounts payable, accrued expenses and other liabilities in the accompanying consolidated statements of financial condition. Of the $1,000,000, an officer of the Company received approximately $200,000 as part of his contractual compensation. Both contractual and discretionary amounts are reviewed by management of the Company, with discretionary amounts approved by the Compensation Committee of the Company. The amount accrued for bonuses was approximately $317,000 at December 31, 2000, and was subsequently paid during the first quarter of 2001.


                                                                     (Continued)

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


(9)    LINE OF CREDIT AND NOTE PAYABLE

       The Company had a $1,500,000 line of credit with a bank at December 31, 2000. Advances made under the line of credit were secured by the common stock of Tejas Securities, as well as the personal guaranty of an officer of the Company. Funds advanced under the agreement were $1,500,000 at December 31, 2000. The average interest rate on amounts outstanding under this agreement at December 31, 2000 was approximately 10.5%. All interest was to be paid quarterly and any outstanding principal was to be paid at maturity in February 2001. The credit agreement contained certain affirmative covenants including maintenance of certain financial balances as defined in the agreement.

       On March 6, 2001, the Company restructured its line of credit with a bank. In exchange for a $500,000 principal reduction and interest being paid to the restructure date, the line of credit was converted into a term loan in the amount of $1,000,000. The modified note matures April 1, 2002 and requires monthly payments of $50,000 plus accrued interest with payments beginning April 1, 2001 through maturity of the note on April 1, 2002 when all unpaid principal plus interest becomes due and payable. The collateral securing the loan consists of the stock of Tejas Securities owned by the Company and the personal guaranty of an officer of the Company. Additionally, there are no financial covenants governing the loan. The balance of the note was $500,000 as of December 31, 2001. The Company is currently negotiating with the bank to extend the maturity date of the note to November 1, 2002.

       The Company paid approximately $86,000 and $69,000 in interest related to this debt for the years ended December 31, 2001 and 2000, respectively.

(10)   NOTES PAYABLE TO STOCKHOLDERS

       During 2000, the Company issued an unsecured short-term demand note to an officer of the Company in return for $500,000. Also in 2000, the Company issued an additional unsecured short-term demand note to another officer of the Company in return for $250,000. The short-term demand notes bore interest of 9.50% per annum and were due and payable, with accrued interest, on February 7, 2001. The Company incurred approximately $6,700 and $3,400, respectively, in interest related to these debts for the year ended December 31, 2000. Effective February 7, 2001, the Company restructured the short-term demand notes into term notes with new maturity dates of March 7, 2002. The restructured short-term demand notes bore interest at 9% per annum, with payment due upon maturity. The $500,000 note was paid in full in May 2001. The $250,000 note was paid in full in June 2001. The Company incurred approximately $19,000 and $10,000, respectively, in interest related to these debts for the year ended December 31, 2001.

(11)   SUBORDINATED DEBT

       The Company had $1,000,000 in debt subordinated to claims of general creditors as of December 31, 2001 and 2000. The subordinated debt was originally due November 1, 2001, accrues interest at 11.5% and is owed to a director of the Company. Interest is paid monthly. On February 27, 2001, the Company's subordinated debt was restructured. The holder of the debt granted the Company an option to extend the maturity of the subordinated debt at its discretion for a period of at least one year not to exceed three years. In consideration for this option, the Company paid $20,000 to the holder of the debt. In November 2001, the Company exercised its option to extend the maturity of the subordinated debt through November 1, 2002.



                                                                     (Continued)

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


       As a condition of the original subordinated debt agreements, Tejas Securities issued to the lender warrants to purchase 112,500 shares of common stock of Tejas Securities (27,928 shares of the Company's common stock giving effect to the Merger) in 1998 and additional 112,500 shares (27,928 shares of the Company's common stock giving effect to the Merger) in 1999. The warrants were exercisable at a price of $2.65 per share of common stock ($10.70 giving effect to the Merger) and were to expire on November 12, 2003. As of December 31, 1999, the warrants were canceled by Tejas Securities' board of directors and subsequently replaced with the Company's options with an effective date of January 1, 2000. The options were granted outside of the Company's stock option plan adopted in 1999 as the warrants were originally granted in conjunction with the subordinated debt. This transaction was accounted for as a non-substantive exchange and the options are reflected as outstanding for computing diluted earnings per share for the year ended December 31, 1999.

       The Company incurred $115,000, $115,315 and $90,582 in interest related to this debt for the years ended December 31, 2001, 2000 and 1999, respectively.

(12)   FAIR VALUE OF FINANCIAL INSTRUMENTS

       Substantially all of the Company's financial assets and liabilities are carried at market value or at amounts which, because of their short-term nature or because they carry market rates of interest, approximate current fair value. The Company's short-term borrowings, notes payable and subordinated debt, if recalculated based on current interest rates, would not significantly differ from the amounts recorded at December 31, 2001 and 2000.

(13)   INCOME TAXES

       The Company files a consolidated tax return. Income tax expense (benefit) consists of the following:


                               2001          2000         1999
                          -----------    ----------    ---------

   Federal
     Current              $    72,780    (1,767,531)   1,941,198
     Deferred                 361,204      (394,270)     103,855
   State
     Current                   36,057       (29,015)     135,986
     Deferred                  25,433       (23,196)      20,559
                          -----------    ----------    ---------

                          $   495,474    (2,214,012)   2,201,598
                          ===========    ==========    =========

                                                                     (Continued)

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


       A reconciliation of expected income tax expense (benefit) (computed by applying the statutory income tax rate of 34% to income (loss) before income tax expense (benefit) and minority interest) to total tax expense (benefit) in the accompanying consolidated statements of operations follows:


                                                          2001          2000         1999
                                                   -----------    ----------    ---------


       Expected federal income expense (benefit)   $   445,292    (2,333,645)   1,916,657
       Meals and entertainment                          19,486        27,578       84,634
       State income tax                                 40,583       (34,459)     103,320
       Change in valuation allowance                        --        48,902           --
       Other, net                                       (9,887)       77,612       96,987
                                                   -----------    ----------    ---------

                                                   $   495,474    (2,214,012)   2,201,598
                                                   ===========    ==========    =========

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2001 and 2000 are as follows:


                                                                 2001        2000
                                                               ---------    --------

Deferred tax assets:

  Net operating loss and capital loss carryforwards            $  50,644     278,445
  Accrued expenses                                                32,037      89,394
  Other                                                           51,136     152,615
                                                               ---------    --------
  Gross deferred tax assets                                      133,817     520,454
  Valuation allowance                                            (48,902)    (48,902)
                                                               ---------    --------
Net deferred tax asset                                            84,915     471,552
                                                               =========    ========

       In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences net of the existing valuation allowances at December 31, 2001 and 2000. For the year ended December 31, 2001, the Company did not recognize a change in valuation allowance for capital loss carryforwards. At December 31, 2001, the Company had capital loss carryforwards of approximately $146,000.

(14)   PROFIT SHARING AND STOCK OPTION PLANS

       PROFIT SHARING PLAN

       In January 1997, Tejas Securities instituted a profit sharing plan under section 401(k) of the Internal Revenue Code. The plan allows all employees who are over 21 years old to defer a predetermined portion of their compensation for federal income tax purposes. Contributions by Tejas Securities are discretionary. No contributions were made for 2001, 2000 and 1999.


                                                                     (Continued)
                                       18

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


       STOCK OPTION PLANS

       Tejas Securities had a stock option plan for employees, which was rescinded on October 26, 1999. Under the plan, Tejas Securities had agreed to sell stock to employees at specified prices. As provided by Statement 123, Tejas Securities elected to continue to apply APB 25 and related interpretations in accounting for its stock option plans.


       During 1997, an employee was granted options, vesting in 1997, to purchase up to 5 percent of the total shares issued and outstanding of Tejas Securities on the grant date. In 1997, one-half of the 5 percent option (or 2.5 percent) was exercised resulting in the issuance of 100,000 shares of Tejas Securities common stock (24,825 shares of the Company's common stock giving effect to the Merger). The remaining options totaled 100,000 shares of Tejas Securities common stock (24,825 shares of the Company's common stock giving effect to the Merger) and expired in September 1999. No compensation cost was recognized for the options granted.

       During 1999, options totaling 300,000 shares of Tejas Securities common stock (74,475 shares of the Company's common stock giving effect to the Merger) were granted to employees. The option price was $1 per share ($4.00 giving effect to the Merger). The options were not exercised in 1999 and were canceled by Tejas Securities' board of directors prior to December 31, 1999 and subsequently replaced with the Company's options with substantially the same terms and an effective date of January 1, 2000. The options were granted outside of the Company's stock option plan adopted in 1999 as they were originally granted under Tejas Securities' option plan. This transaction was accounted for as a non-substantive exchange and the options are reflected as outstanding for computing diluted earnings per share for the year ended December 31, 1999.

       In May 2000, an employee of the Company exercised non-qualified stock options to purchase 12,412 shares of the Company's common stock at $4.00 per share.

       The Company established the Westech Capital Corp. 1999 Stock Option Plan ("the 1999 Plan") for employees, directors and consultants of the Company and its subsidiaries on October 15, 1999. Under the 1999 Plan, the Company was originally authorized to grant up to 300,000 shares of the Company's common stock through incentive stock options or nonqualified stock options. In August 2000, the board of directors of the Company amended the 1999 Plan to increase the number of shares available to 400,000 shares of the Company's common stock. The exercise price of each incentive stock option is determined by the Option Committee of the Company, and shall not be less than 100% of the fair market value of the stock on the grant date. Incentive stock options awarded to ten-percent owners of the Company's common stock shall not have an exercise price of less than 110% of the fair market value of the stock on the grant date. Incentive stock options may only be granted to employees of the Company or a subsidiary.

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


                                                                     (Continued)

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


       During 1999, options totaling 142,500 shares were granted to employees under the 1999 Plan. The options vest ratably over two years, and expire five years from the date of the grant. The purchase price of the common stock ranges from $20.00 to $22.00 per share. As there was no active public market for the Company's stock, fair value was determined by the Board of Directors. No options were exercised in 1999.

       During 2000, options totaling 151,500 shares were granted to employees under the 1999 Plan. The options vest ratably over two years, and expire five years from the date of the grant. The purchase price of the common stock ranges from $20.00 to $50.00 per share. The options were granted at or above the market value of the Company's common stock.

       During 2001, options totaling 160,000 shares were granted to employees under the 1999 Plan. The options vest immediately, and expire five years from the date of the grant. The purchase price of the common stock is $2.50 per share. The options were granted at or above the market value of the Company's common stock.

       The Company has adopted the disclosure-only provisions of Statement 123, but applies APB 25, in accounting for its stock option plans. No cost from stock-based compensation awards was recognized in 2001, 2000 and 1999. If the Company had elected to recognize compensation cost of options granted based on the fair value at the grant dates, consistent with Statement 123, net income (loss) and earnings (loss) per share would have changed to the pro forma amounts indicated below:


                                                       YEAR ENDED DECEMBER 31,
                                                 2001           2000            1999
                                             ------------   ------------    ------------

Net income (loss) as reported
  for basic (Note 15)                        $    833,022     (3,999,140)      3,138,343

Net income (loss) as reported
   for diluted (Note 15)                          814,208     (3,999,140)      3,435,628

Pro forma net income (loss)
   for basic                                      654,247     (4,139,740)      3,053,589

Pro forma net income (loss)
   for diluted                                    635,433     (4,139,740)      3,350,874

Earnings (loss) per share as Reported:
    Basic                                    $       0.62          (3.17)           2.51
    Diluted                                  $       0.53          (3.17)           2.25

Pro forma earnings (loss) per Share:
    Basic                                    $       0.49          (3.28)           2.44
    Diluted                                  $       0.41          (3.28)           2.19



                                                                     (Continued)

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


       The fair value of the options used to compute the pro forma amounts is estimated using the Black Scholes option-pricing model with the following assumptions:

                                                                  2001                      2000                   1999
                                                            ----------------          ---------------         --------------

       Risk-free interest rate                                    4.54%                     5.51%                    5.75%
       Expected holding period                                  3 years                   3 years                  3 years
       Expected volatility                                         .001                      .001                     .001
       Expected dividend yield                                    0.00%                     0.00%                    0.00%

       A summary of the Company's stock option and warrant activity, and related information for the years ended December 31, follows. As of December 31, 1999, Tejas Securities' board of directors canceled options to purchase 300,000 shares of Tejas Securities' common stock (74,475 shares of the Company's common stock giving effect to the Merger) and warrants to purchase 225,000 shares of Tejas Securities' common stock (55,856 shares of the Company's common stock giving effect to the Merger). Options to purchase 130,331 shares of the Company's common stock were subsequently reissued by the Company on January 1, 2000. Stock option and warrant activity associated with the subordinated debt prior to August 27, 1999 has been adjusted giving effect to the Merger.

                                           2001                     2000                        1999
                                 ------------------------   ------------------------   ------------------------
                                                WEIGHTED                    WEIGHTED                  WEIGHTED
                                                AVERAGE                     AVERAGE                   AVERAGE
                                                EXERCISE                    EXERCISE                  EXERCISE
                                  OPTIONS        PRICE        OPTIONS        PRICE       OPTIONS        PRICE
                                 ----------    ----------   ----------    ----------   ----------    ----------

Outstanding -
  beginning of year                 357,919    $    12.80      142,500    $    20.04       24,825    $    20.00
Granted                             160,000    $     2.50      281,831    $    15.20      216,975    $    14.80
Exercised                                --    $     0.00      (12,412)   $     4.00           --    $     0.00
Forfeited                           (30,000)   $    22.50         (500)   $    20.00      (24,825)   $    20.00
Canceled                             (5,000)   $    50.00      (53,500)   $    20.00      (74,475)   $     4.00
Outstanding - end of
  year                              482,919    $    11.45      357,919    $    16.90      142,500    $    20.04
                                 ==========    ==========   ==========    ==========   ==========    ==========
Exercisable - end of
  year                              431,252    $    10.22      202,919    $    12.80       47,500    $    20.40
                                 ==========    ==========   ==========    ==========   ==========    ==========


                                                                     (Continued)

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999





                                            1999
                                 ----------------------------
                                                   WEIGHTED
                                                   AVERAGE
                                                   EXERCISE
                                   WARRANTS          PRICE
                                 ------------    ------------

Outstanding - beginning
    of year                            27,928    $      10.70
Granted                                27,928    $      10.70
Canceled                              (55,856)   $      10.70
Outstanding - end of year                  --    $       0.00
                                 ============    ============

Exercisable - end of year                  --    $       0.00
                                 ============    ============

       The weighted average fair value of Company stock options, calculated using the Black Scholes option pricing model, granted during the years ended December 31, 2001, 2000, and 1999 were $1.36, $2.10 and $2.80 per option, respectively.

       The following table summarizes the Company's options outstanding and exercisable options at December 31, 2001:

                                                                                        STOCK OPTIONS
                                               STOCK OPTIONS OUTSTANDING                EXERCISABLE
                                           -------------------------------      ------------------------------
                                               AVERAGE           WEIGHTED                          WEIGHTED
                                              REMAINING          AVERAGE                           AVERAGE
                                             CONTRACTUAL        EXERCISE                           EXERCISE
    EXERCISE PRICE           SHARES             LIFE              PRICE           SHARES             PRICE
    --------------        -------------    ---------------   -------------      ------------    --------------

       $ 2.50                   160,000          4.4 years          $ 2.50           160,000           $ 2.50
       $ 4.00                    62,063          3.0 years          $ 4.00            62,063           $ 4.00
       $10.70                    55,856          2.0 years          $10.70            55,856           $10.70
       $20.00                   140,000          2.8 years          $20.00           115,000           $20.00
       $22.00                    55,000          2.8 years          $22.00            35,000           $22.00
       $27.50                    10,000          3.7 years          $27.50             3,333           $27.50
                          -------------    ---------------   -------------      ------------    --------------
                                482,919                                              431,252
                          =============                                         ============


                                                                     (Continued)

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


(15)   EARNINGS (LOSS) PER SHARE

       After the completion of the Merger, the Company had 1,253,721 shares of common stock issued and outstanding. Prior to the Merger, the Company completed a stock split in the form of a stock dividend by issuing .228767 new shares of the Company's common stock for each one share of the Company's common stock outstanding to stockholders of record on August 13, 1999, resulting in 59,997 shares outstanding immediately following the stock split. Under the terms of the Merger, stockholders of Tejas Holding exchanged their shares for shares of the Company at a ratio of .24825 to one. The effect of this exchange was to issue an additional 1,193,724 shares of the Company's stock in exchange for 100% of the outstanding stock of Tejas Holding.

       Basic earnings (loss) per share are based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings
       (loss) per share reflects dilution from all contingently issuable shares, including options issued during 2001, 2000 and 1999. Contingently issuable shares are not included in the weighted average number of shares when the inclusion would increase net income per share or decrease the loss per share. Earnings (loss) per share for the periods prior to the Merger have been restated to reflect the number of acquired shares received by the accounting acquirer (Note 1).

       The following calculations give effect to the Merger on August 27, 1999.



                                                              2001          2000         1999
                                                          -----------    ----------    ---------

Basic earnings (loss) per share:
Net income (loss)                                         $   833,022    (3,999,140)   3,138,343
Weighted average shares outstanding                         1,348,097     1,261,721    1,250,119

Basic earnings (loss) per share                           $      0.62         (3.17)        2.51
                                                          ===========    ==========    =========

Diluted earnings (loss) per share:
Net income (loss)                                         $   833,022    (3,999,140)   3,138,343
   Income impact of assumed conversion of
     subsidiary stock and recognition of minority
     interest income                                          (18,814)           --      297,285
                                                          -----------    ----------    ---------
   Income available to common stockholders after
   assumed conversions                                    $   814,208    (3,999,140)   3,435,628
                                                          ===========    ==========    =========

Weighted average shares outstanding                         1,348,097     1,261,721    1,250,119
Effect of dilutive securities:
   Options                                                     21,489            --       21,284
   Assumed conversion of subsidiary stock                     167,641            --      235,204
   Application of treasury stock method to
     subscriptions receivable                                   8,885            --       22,590
                                                          -----------    ----------    ---------
Weighted average shares outstanding                         1,546,112     1,261,721    1,529,197
                                                          ===========    ==========    =========

Diluted earnings (loss) per share                         $      0.53         (3.17)        2.25
                                                          ===========    ==========    =========


                                                                     (Continued)

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


       The Company has included the dilutive effect of 160,000 and 130,331 shares of the Company's common stock for the years ended December 31, 2001 and 1999, respectively, in the computation of diluted earnings
       (loss) per share. The 130,331 options included in the computation of diluted earnings (loss) per share for the year ended December 31, 1999 were issued by the Company on January 1, 2000 as a non-substantive exchange of Tejas Securities' options and warrants, which were canceled by the board of directors as of December 31, 1999. Of the 160,000 and 130,331 options issued by the Company, 21,489 and 21,284 options are included as dilutive securities on a weighted average basis for the years ended December 31, 2001 and 1999, respectively. Options to purchase 322,919, 357,919 and 142,500 shares of the Company's common stock for the years ended December 31, 2001, 2000 and 1999, respectively, were not included in the computation of diluted earnings (loss) per share because the options were antidilutive.

       The Company has included the dilutive effects of shares of Tejas Securities' common stock for the year ended December 31, 2001. Tejas Securities had 990,500 shares of its common stock issued and outstanding as of August 29, 2001 that were exchanged for common stock of the Company at a ratio of .24825 to one (245,890 shares). For the year ended December 31, 2000, the Company did not include the dilutive effect of shares of Tejas Securities' common stock that were convertible into the Company's common stock because they were antidilutive. For the year ended December 31, 1999, the Company included the dilutive effect of shares of Tejas Securities' common stock that were convertible into the Company's common stock. Tejas Securities had 965,333 shares of its common stock issued and outstanding at December 31, 1999 that were convertible into common stock of the Company at the ratio of .24825 to one (239,644 shares). The Company has included the dilutive effect of Tejas Securities' subscriptions receivable based on the treasury stock method for the years ended December 31, 2001 and 1999. The Company has not included the dilutive effect of Tejas Securities' subscriptions receivable for the year ended December 31, 2000 because they are antidilutive.

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

                                                                     (Continued)

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


(17)   INDUSTRY SEGMENT DATA


       The Company has two reportable segments: brokerage services and investment banking. The primary operating segment, brokerage services, includes sales, trading and market-making activities of the Company and encompasses both retail and institutional customer accounts. These segments require the commitment of significant human capital and financial resources, as well as industry specific skills. The investment banking segment participates in underwriting of corporate securities as managing underwriter and as a syndicate member, and provides advisory services to companies. Income or loss associated with other investments accounted for under the equity method is included in other segment activity in 1999 and 2000.

       The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes.

       The following table presents segment revenues, profits from operations before income taxes and minority interest, and assets for the year ended December 31, 2001.

                                                                          INVESTMENT
                                              BROKERAGE      BANKING         OTHER              TOTAL
                                             -----------   -----------    -----------   -----------

       Revenues from external customers      $25,070,061       316,927             --    25,386,988
       Interest revenue                           62,137            --             --        62,137
       Interest expense                          350,202            --             --       350,202
       Depreciation and amortization             139,652            --             --       139,652
       Segment profit                          1,373,072       (63,390)            --     1,309,682

       Segment assets                          7,240,508            --             --     7,240,508
       Capital expenditures                       77,261            --             --        77,261

       The following table presents segment revenues, profits (losses) from operations before income taxes and minority interest, and assets for the year ended December 31, 2000.

                                                                          INVESTMENT
                                                       BROKERAGE           BANKING             OTHER              TOTAL
                                                     ---------------    ---------------    ---------------    ---------------

       Revenues from external customers          $       12,742,620          1,831,326            135,902         14,709,848
       Interest revenue                                     151,383              -                  -                151,383
       Interest expense                                     346,449              -                  -                346,449
       Depreciation and amortization                        141,660              -                  -                141,660
       Segment profit (loss)                            (8,310,719)          1,311,155            135,902        (6,863,662)

       Segment assets                                     7,299,159              -                  -              7,299,159
       Capital expenditures                                 422,540              -                  -                422,540



                                                                     (Continued)

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


       The following table presents segment revenues, profits and assets for the year ended December 31, 1999.

                                                             INVESTMENT
                                              BROKERAGE        BANKING        OTHER       TOTAL
                                             -----------     -----------     -------    ----------

       Revenues from external customers      $29,110,979       925,616       734,154    30,770,749
       Interest revenue                          178,935            --            --       178,935
       Interest expense                          614,004            --            --       614,004
       Depreciation and amortization              74,506            --            --        74,506
       Segment profit                          4,156,319       765,835       715,072     5,637,226

       Segment assets                         10,705,417            --       932,253    11,637,670
       Capital expenditures                      202,914            --            --       202,914

(18)   LEASE COMMITMENTS

       The Company leases its office facilities and certain office equipment under operating leases. The future minimum payments due under these operating leases as of December 31, 2001 are as follows:


       2002                                                        $     1,674,000
       2003                                                              1,335,000
       2004                                                              1,023,000
       2005                                                                773,000
       2006                                                                735,000
       Thereafter                                                          184,000
                                                                   ---------------
                                                                   $     5,724,000
                                                                   ===============


       Rent expense amounted to approximately $1,421,000, $1,765,000 and $885,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

       On December 22, 2000, the Company subleased a portion of its Austin headquarters, furniture and equipment effective January 1, 2001. Under the terms of these sublease agreements, the future minimum payments to be received are approximately $544,000 and $167,000 during 2002 and 2003, respectively.

       In September 1997, Tejas Securities entered into a sale-leaseback transaction with Sandy Hook Management, a company owned by an officer of the Company. Sandy Hook Management purchased the assets for $204,268 from the Company. The Company purchased the assets from June 1995 through September 1997 for a total cost of $272,072. The book value of the assets as of the date of the transaction was determined in accordance with accounting principles generally accepted in the United States of America, including depreciation calculated by the straight-line method. The previous Chief Financial Officer of the Company made the determination of the book value. Under the terms of this transaction, the Company agreed to lease the furniture and fixtures commencing in October 1998 through September 2000.

(19)   CONTINGENCIES

       The Company is involved in various claims and legal actions that have arisen in the ordinary course of business. It is management's opinion that liabilities, if any, arising from these actions will not have a significant adverse effect on the consolidated financial position or results of operations of the Company.




                                                                     (Continued)

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


(20)   NET CAPITAL REQUIREMENTS

       Tejas Securities, as a registered fully licensed broker and dealer in securities, is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1). Under this rule, Tejas Securities is required to maintain a minimum "net capital" to satisfy rule 15c3-1. At December 31, 2001, the minimum "net capital" requirement for Tejas Securities was $250,000. "Net capital" at December 31, 2001 aggregated $884,276. Tejas Securities' ratio of aggregate indebtedness to net capital was 3.86 to 1 at December 31, 2001.

(21)   OTHER RELATED PARTY TRANSACTIONS

       The Company engaged a director to act as a consultant for the Company on a month to month basis beginning in October 1999. Under the terms of the agreement, the Company compensated the consultant for professional services rendered at a rate of $12,500 per month, plus out of pocket expenses. In 2000, the Company modified the agreement so that the director would receive $6,250 per month for professional services, plus out of pocket expenses. For the years ended December 31, 2000 and 1999, the total amount paid for services was approximately $113,000 and $29,000, respectively. No fees were paid to the consultant in 2001.

       In November 2001, the Company entered into a service agreement with Firstmark Corp. ("Firstmark"), a publicity traded corporation, to provide management support services for $5,000 per month for an initial term of one year. The Company owns shares in Firstmark with a fair value of approximately $458,000 as of December 31, 2001, which are included in securities owned in the accompanying consolidated statements of financial condition. Additionally in November 2001, two officers of the Company were named to the board of directors of Firstmark, and an additional officer was appointed as an officer of Firstmark.

       In October 2001, an officer of the Company purchased for cash a liability of the Company in the amount of $121,000 originally payable to Gro-Vest Management. The liability originated from the Merger.

(22)   SUBSEQUENT EVENT

       In March 2002, the Company entered into an agreement with a bank to borrow $2,500,050 for operating purposes at Tejas Securities. The loan is due and payable on demand or by March 15, 2003 if no demand is made. The loan accrues interest at a rate of 5.50% per annum, and is to be paid on a monthly basis. Tejas Securities has purchased a certificate of deposit in a like amount as collateral for the loan.


                                                                     (Continued)

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


(23)   QUARTERLY RESULTS (UNAUDITED)

       The following tables set forth selected quarterly consolidated statements of operations information for the years ended December 31, 2001 and 2000.

                                                  FIRST           SECOND          THIRD          FOURTH
       2001                                      QUARTER          QUARTER         QUARTER        QUARTER
       ----                                   ------------       ---------       ---------       ---------

Total revenue                                 $  6,208,276       5,419,276       5,868,349       7,832,248

Income before income tax expense
  and minority interest                            222,277          71,029         503,511         512,865
Net income                                          76,345          19,981         416,114         320,582
Basic earnings per share
     Net income                                       0.06            0.02            0.31            0.23
Diluted earnings per share:
     Net income                                       0.06            0.02            0.22            0.23



                                                  FIRST           SECOND          THIRD          FOURTH
       2000                                      QUARTER          QUARTER         QUARTER        QUARTER
       ----                                   ------------       ---------       ---------       ---------

Total revenue                                 $  9,703,600       1,573,153       1,543,992       1,888,540
Income (loss) before income tax expense
  (benefit) and minority interest
                                                 1,373,372      (3,469,453)     (2,356,783)     (2,410,798)
Net income (loss)                                  658,325      (1,909,630)     (1,363,178)     (1,384,657)
Basic earnings (loss) per share:
     Net income (loss)                                0.51            1.51           (1.08)          (1.09)
Diluted earnings (loss) per share:
     Net income (loss)                                0.51            1.51           (1.08)          (1.09)


      EXHIBIT
      NUMBER                 DESCRIPTION OF EXHIBITS
      -------                -----------------------
       2.1            Agreement and Plan of Merger (Incorporated herein by
                      reference to Exhibit 1.1 to the registrant's Current
                      Report on Form 8-K/A filed on October 22, 1999)

       2.2 Agreement and Plan of Merger, dated as of April 30, 2001, by and between Westech Capital Corp., a New York corporation, and Westech Capital Corp., a Delaware corporation (Incorporated herein by reference to Exhibit
                      2.1 of the registrant's Current Report on Form 8-K filed on May 2, 2001

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

      10.9*           Agreement, dated December 3, 2001, with Correspondent
                      Services Corporation

      10.10*          Promissory note agreement, dated March 15, 2002, between
                      First United Bank and the Company

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