Form 10-Q
period 2002-03-31
WESTECH CAPITAL CORP
filed 2002-05-13
CIK 869688

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             For the transition period from           to
                                            ---------    ----------

--------------------------------------------------------------------------------

                              WESTECH CAPITAL CORP.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


         DELAWARE                  33-37534-NY                 13-3577716
----------------------------      -------------           ----------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 10, 2002, the Registrant had the following number of shares of common stock, $0.001 par value per share, outstanding: 1,512,024.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           WESTECH CAPITAL CORP. AND SUBSIDIARIES

                       Consolidated Statements of Financial Condition



                                                                MARCH 31,
                                                                  2002         DECEMBER 31,
                                ASSETS                         (UNAUDITED)        2001
                                                               -----------     -----------
Cash and cash equivalents                                      $ 1,429,896         547,761
Deposit with clearing organization, restricted                     261,484         260,471
Receivable from clearing organization                               63,029       1,905,338
Receivables from employees and stockholders                        243,264         494,106
Federal income taxes receivable                                         --             973
Securities owned, at market value                                7,805,917       3,011,667
Other investment                                                 2,500,000              --
Property and equipment, net                                        453,129         478,086
Deferred tax asset, net                                             83,144          84,915
Goodwill                                                           138,215         138,215
Prepaid expenses and other assets                                  300,044         318,976
                                                               -----------     -----------

          Total assets                                         $13,278,122       7,240,508
                                                               ===========     ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable, accrued expenses and other liabilities       $ 2,674,593       3,183,904
Securities sold, not yet purchased                                 532,515         332,581
Payable to clearing organization                                 3,692,050              --
Federal income taxes payable                                       119,675              --
Notes payable                                                    2,850,050         500,000
Subordinated debt                                                1,000,000       1,000,000
                                                               -----------     -----------
          Total liabilities                                     10,868,883       5,016,485
                                                               -----------     -----------

Commitments and contingencies

Stockholders' equity:
    Common stock, $0.001 par value
       50,000,000 shares authorized; 1,512,024
       issued and outstanding at March 31, 2002 and
       December 31, 2001                                             1,512           1,512
    Additional paid-in capital                                   2,222,281       2,222,281
    Retained earnings                                              185,446             230
                                                               -----------     -----------
          Total stockholders' equity                             2,409,239       2,224,023
                                                               -----------     -----------

          Total liabilities and stockholders' equity           $13,278,122       7,240,508
                                                               ===========     ===========


See accompanying notes to consolidated financial statements.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                Consolidated Statements of Operations (Unaudited)


                                                                   FOR THE THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                     2002             2001
                                                                 ------------     ------------
Revenue:
    Commissions                                                  $  4,635,464        5,732,296
    Underwriting and investment banking income                          5,063           87,588
    Net dealer inventory and investment income, net of
       trading interest expense of $18,201 and
       $32,624, respectively                                        1,449,152          382,288
    Other income                                                       21,056            6,104
                                                                 ------------     ------------
          Total revenue                                             6,110,735        6,208,276
                                                                 ------------     ------------

Expenses:
    Commissions, employee compensation and benefits                 4,502,518        4,588,150
    Clearing and floor brokerage                                       93,883           79,566
    Communications and occupancy                                      375,932          449,724
    Professional fees                                                 221,958          306,709
    Interest, including $28,356 and $45,231, respectively
       to related parties                                              34,963           80,856
    Other                                                             547,081          480,995
                                                                 ------------     ------------
          Total expenses                                            5,776,335        5,986,000
                                                                 ------------     ------------

          Income before income tax expense
             and minority interest                                    334,400          222,276

Income tax expense                                                    149,184           87,216
                                                                 ------------     ------------

          Income before minority interest                             185,216          135,060

Minority interest                                                          --           58,715
                                                                 ------------     ------------

          Net income                                             $    185,216           76,345
                                                                 ============     ============

Earnings per share:
    Basic                                                        $       0.12             0.06
                                                                 ============     ============

    Diluted                                                      $       0.12             0.06
                                                                 ============     ============

Weighted average shares outstanding:
    Basic                                                           1,512,024        1,266,134
                                                                 ============     ============

    Diluted                                                         1,566,741        1,319,137
                                                                 ============     ============


See accompanying notes to consolidated financial statements.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Unaudited)


                                                                                FOR THE THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                  2002              2001
                                                                              ------------      ------------
Cash flows from operating activities:
    Net income                                                                $    185,216            76,345
    Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
       Deferred tax expense                                                          1,771            87,216
       Non-cash compensation expense                                                50,000            50,000
       Depreciation and amortization expense                                        24,957            34,122
       Minority interest                                                                --            58,715
       Increase in deposit with clearing organization                               (1,013)           (5,344)
       Increase (decrease) in payable to clearing organization, net of
          receivable from clearing organization                                  5,534,359        (1,259,554)
       Decrease in receivables from employees and stockholders                     200,842            43,683
       Decrease in federal income taxes receivable                                     973         1,808,214
       Increase in securities owned                                             (4,794,250)       (4,087,035)
       Increase in other investment                                             (2,500,000)               --
       Decrease (increase) in prepaid expenses and other assets                     18,932           (40,726)
       (Decrease) increase in accounts payable, accrued
          expenses and other liabilities                                          (509,311)        2,403,945
       Increase in securities sold, not yet purchased                              199,934         1,929,143
       Increase in federal income taxes payable                                    119,675                --
                                                                              ------------      ------------
          Net cash provided by (used in) operating activities                   (1,467,915)        1,098,724
                                                                              ------------      ------------

Cash flows from investing activities:
    Purchase of property and equipment                                                  --            (1,966)
                                                                              ------------      ------------
          Net cash used in investing activities                                         --            (1,966)
                                                                              ------------      ------------

Cash flows from financing activities:
    Proceeds from note payable                                                   2,500,050                --
    Repayment of note payable                                                     (150,000)         (500,000)
                                                                              ------------      ------------
          Net cash provided by (used in) financing activities                    2,350,050          (500,000)
                                                                              ------------      ------------

          Net increase in cash and cash equivalents                                882,135           596,758

Cash and cash equivalents at beginning of period                                   547,761           482,562
                                                                              ------------      ------------

Cash and cash equivalents at end of period                                    $  1,429,896         1,079,320
                                                                              ============      ============

Supplemental disclosures:
    Interest paid                                                             $     34,963            63,981
    Taxes paid                                                                $    190,800             2,363


Summary of non-cash transactions:

In March 2002 and 2001, the Company forgave $50,000, respectively, of an officer's note receivable which has been recorded as compensation expense.

See accompanying notes to consolidated financial statements.

(1)      General

Westech Capital Corp. ("Westech"), a Delaware corporation, is a holding company whose only significant operating subsidiary is Tejas Securities Group, Inc., a Texas corporation ("Tejas Securities"). Tejas Securities is engaged in the business of providing brokerage and related financial services to institutional and retail customers nationwide. References to the Company within the Form 10-Q are to Westech and its subsidiaries.

Westech was incorporated as a shell corporation in New York on July 18, 1990, and made an initial public offering in November 1991. Westech was acquired by Tejas Securities in a reverse merger effected on August 27, 1999. Pursuant to an Agreement and Plan of Merger, Tejas Securities Group Holding Company ("Tejas Holding"), a Texas corporation, holding approximately 81% of Tejas Securities, became a wholly-owned subsidiary of Westech.

On August 29, 2001, the minority interest shareholders of Tejas Securities exchanged their shares of Tejas Securities common stock for restricted stock of Westech. As a result, Westech owns, directly or through Tejas Holding, 100% of Tejas Securities as of March 31, 2002.

Effective June 29, 2001, Westech completed a 10-for-1 reverse stock split. As a result of this stock split, earnings (loss) per share amounts and all share amounts for prior periods have been restated to reflect the shares outstanding as though the stock split had taken effect in the earliest period presented.

Tejas Securities' business is conducted from its headquarters at 2700 Via Fortuna, Suite 400, Austin, Texas with branch offices in Atlanta, Georgia and Houston, Texas. Tejas Securities is a registered broker-dealer and investment advisor offering: (i) brokerage services to retail and institutional customers;
(ii) investment research to institutional and retail customers; (iii) market making activities in stocks traded on the Nasdaq National Market System and other national exchanges; and (iv) investment banking services.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. All adjustments (consisting of only normal recurring adjustments) that are necessary in the opinion of management for a fair presentation of the interim consolidated financial statements have been included.

The interim financial information should be read in conjunction with the Company's 2001 Form 10-K. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results of the year ending December 31, 2002.

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

Tejas Securities elects to use the basic method of the Rule, which requires it to maintain minimum net capital equal to the greater of $250,000 or 6-2/3% of aggregrate indebtedness. As of March 31, 2002, Tejas Securities' net capital of $953,030 was $703,030 in excess of the minimum required. Tejas Securities' ratio of aggregate indebtedness to net capital was 3.21 to 1 at March 31, 2002.

(3)      Earnings Per Share

Basic earnings per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflects dilution from all contingently issuable shares, including options issued during the three month periods ended March 31, 2002 and 2001. Contingently issuable shares are not included in the weighted average number of shares when the inclusion would increase net income per share or decrease the net loss per share.

Earnings per share is calculated as follows.

                                                           For the Three Months
                                                              Ended March 31,
                                                           2002             2001
                                                       ------------     ------------
       BASIC EARNINGS PER SHARE:
       Net income                                      $    185,216           76,345
       Weighted average shares outstanding                1,512,024        1,266,134

       Basic earnings per share                        $       0.12             0.06

       DILUTED EARNINGS PER SHARE:
       Net income                                      $    185,216           76,345

       Weighted average shares outstanding                1,512,024        1,266,134
       Effect of dilutive securities:
         Options                                             54,717           35,786
         Application of treasury stock method to
           subscriptions receivable                              --           17,217
       Weighted average shares outstanding                1,566,741        1,319,137

       Diluted earnings per share                      $       0.12             0.06

The Company has included the dilutive effect of 222,063 and 117,919 shares of the Company's common stock at March 31, 2002 and 2001, respectively, in the computation of diluted earnings per share. Of the 222,063 and 117,919 options issued by the Company, 54,717 and 35,786 options are included as dilutive securities on a weighted average basis for the three months ended March 31, 2002 and 2001, respectively. Options to purchase 260,856 and 235,833 shares of the Company's common stock at March 31, 2002 and 2001, respectively, were not included in the computation of diluted earnings per share because the options were antidilutive.

The Company has included the dilutive effect of Tejas Securities' subscriptions receivable based on the treasury stock method for the three months ended March 31, 2001. The Company recognizes the incremental effect on its shares outstanding assuming the subscriptions receivable are fully paid for and exchanged for the Company's common stock versus the Company repurchasing those shares using a weighted average market price for the period. There were no Tejas Securities subscriptions receivable outstanding during the three months ended March 31, 2002.

(4)      Industry Segment Data

The Company has two reportable segments: brokerage services and investment banking. The primary operating segment, brokerage services, includes sales, trading and market-making activities of the Company and encompasses both retail and institutional customer accounts. These segments require the commitment of significant human capital and financial resources, as well as industry specific skills. The investment-banking segment participates in underwriting of corporate securities as a managing underwriter and a syndicate member, and provides advisory services to companies.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes.

The following table presents segment revenues, profits from operations before income taxes and minority interest, and assets for the three months ended March 31, 2002.

                                                  Investment
                                   Brokerage        Banking          Total
                                  -----------     -----------     -----------
Revenues from external
    Customers                     $ 6,025,512           5,063       6,030,575
Interest revenue                       98,361              --          98,361
Interest expense                       53,164              --          53,164
Depreciation and amortization          24,957              --          24,957
Segment profit                        329,337           5,063         334,400

Segment assets                     13,278,122              --      13,278,122
Capital expenditures                       --              --              --

The following table presents segment revenues, profits from operations before income taxes and minority interest, and assets for the three months ended March 31, 2001.

                                                         Investment
                                          Brokerage        Banking          Total
                                         -----------     -----------     -----------
       Revenues from external
           Customers                     $ 5,950,969          87,588       6,038,557
       Interest revenue                      202,343              --         202,343
       Interest expense                      113,480              --         113,480
       Depreciation and amortization          34,122              --          34,122
       Segment profit                        185,047          37,229         222,276

       Segment assets                     17,603,458              --      17,603,458
       Capital expenditures                    1,966              --           1,966

(5)      New Accounting Pronouncements

In June 2001, FASB issued Statement No. 142 ("Statement 142"), Goodwill and Other Intangible Assets. Statement 142 requires that goodwill no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement 144 upon its adoption (See Below).

The Company adopted certain provisions of Statement 142 effective July 1, 2001 as required for goodwill resulting from business combinations consummated after June 30, 2001. The Company recorded goodwill in connection with the acquisition of the minority interest of Tejas Securities in August 2001. The remaining provisions of Statement 142 were adopted effective January 1, 2002. Goodwill acquired after June 30, 2001, but before Statement 142 was adopted in full was not amortized during 2001, but was evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature, which includes FASB Statement No. 121 ("Statement 121"), Accounting for the Impairment of Long-Lived Assets and for Long Lived-Assets to be Disposed Of. Financial Accounting Standards Board's Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("Statement 144") supercedes Statement 121 and was adopted by the Company on January 1, 2002. The adoption of Statement 144 as of January 1, 2002 had no impact on the Company's consolidated financial statements.

In connection with the transitional goodwill impairment evaluation, Statement 142 requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill to those reporting units as of the date of adoption. The Company will have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statements of operations.

The Company adopted the remaining provisions of Statement 142 as of January 1, 2002. As of January 1, 2002, the Company had unamortized goodwill in the amount of $138,215, all of which is subject to the transition provisions of Statement
142. The Company does not believe the adoption of the remaining provisions of Statement 142 will have a material impact on the Company's consolidated financial statements. As of January 1, 2002 and March 31, 2002, the Company had no other intangible assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements and Risk Factors

This Form 10-Q includes statements which predict or forecast future events, depend on future events for their accuracy or embody assumptions which may prove to have been inaccurate. The Company cautions that these forward-looking statements, and the Company's business and prospects, are subject to a number of factors which could cause actual results to differ materially, including: effectively managing changes in its business and operations, the ability of third-party vendors to provide critical services, changes in economic and political trends in business and finance and changes in volumes and price levels of securities transactions, defaults by the Company's customers on their margin accounts, failing to comply with strict governmental regulations, failure to maintain the net capital requirements imposed by the SEC, the NASD and various other regulatory agencies, failure of its trading systems and the resultant negative impact on the Company's sales and revenues. Certain factors which may materially affect the Company's business, prospects and results are described in the Company's Form 10-K for fiscal year 2001, and in subsequent quarterly and current reports filed on Forms 10-Q and 8-K, each available from the Securities and Exchange Commission.

Results of Operations

The revenues and operating expenses of the Company's significant operating subsidiary, Tejas Securities, are influenced by fluctuations in the equity and debt markets, general economic and market conditions, as well as Tejas Securities' ability to identify investment opportunities for its trading accounts and its customer accounts. Currently, Tejas Securities revenue is derived primarily from principal debt and equity transactions, which generate both commission revenue and investment income.

The Company's total revenues decreased by $97,541 or 2% to $6,110,735 for the three months ended March 31, 2002 compared to the prior year quarter. The reasons for the decreases are set forth below.

Commission revenues from principal and equity transactions decreased $1,096,832 or 19% to $4,635,464 for the three months ended March 31, 2002. The decrease is the result of a decrease in distressed securities commissions from the same period in 2001.

Investment banking revenues decreased $82,525 or 94% to $5,063 for the three months ended March 31, 2002. The decrease in investment banking revenues is a function of the overall reduction of available funding in the public and private equity markets during the past year.

Net dealer inventory and investment income increased by $1,066,864 or 279% to $1,449,152 for the three months ended March 31, 2002. The increase in inventory and investment income resulted from trading activity in distressed corporate debt securities. Net unrealized trading losses for the three months ended March 31, 2002 and 2001 were $502,129 and $120,787, respectively.

For the three months ended March 31, 2002, other income increased $14,952 or 245% to $21,056. The increase for the three months ended March 31, 2002 resulted from the increase in miscellaneous receipts and interest income on notes receivable and deposit accounts.

Total expenses decreased by $209,665 or 4% to $5,776,335 for the three months ended March 31, 2002. Net income for the three months increased by $108,871 or 143% to $185,216. The explanations for the changes are set forth below.

Commissions, employee compensation and benefits decreased $85,632 or 2% to $4,502,518 for the three months ended March 31, 2002. Commission expense decreased $575,231 or 21% to $2,218,738 primarily as a result of the decrease in commission revenue. General and administrative salaries and other employee benefits increased as a result of quarterly bonuses based upon increases in inventory and investment income.

Clearing and floor brokerage costs increased $14,317 or 18% to $93,883 for the three months ended March 31, 2002. The overall increase in clearing and floor brokerage costs for the three months ended March 31, 2002 results from increased trading activity in corporate and mortgage-backed securities transactions.

Communications and occupancy charges decreased $73,792 or 16% to $375,932 for the three months ended March 31, 2002. The decrease is due to reductions and restructurings in telecommunications services agreements.

Professional fees for the three months ended March 31, 2002 decreased $84,751 or 28% to $221,958. The decrease corresponds to reductions in legal fees and consulting fees from the corresponding period in the prior year.

Interest expense for the three months ended March 31, 2002 decreased $45,893 or 57% to $34,963. The decrease is due to the repayment of $750,000 of notes payable to officers during May and June 2001, along with a $150,000 reduction in other notes payable.

Other expenses increased $66,086 or 14% to $547,081 for the three months ended March 31, 2002. The overall increase in other expenses during the three months ended March 31, 2002 is the result of increases in general and administrative services needed to support the Company's brokers.

Income tax expense increased $61,968 or 71% to $149,184 for the three months ended March 31, 2002. The overall increase in income tax expense for the three months ended March 31, 2002 is due to the increase in taxable income during the respective period. The Company's effective tax rate was 45% for the three months ended March 31, 2002.

Minority interest in net income resulted from the minority interest stockholders of Tejas Securities subsequent to the Merger on August 27, 1999. There are no longer minority stockholders as of August 29, 2001.

Liquidity and Capital Resources

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

The Company utilizes the receivable balance at its clearing organization to fund operating activities. The receivable balance at the clearing organization is also used to secure temporary financing for the purchase of investments in the Company's trading accounts. The receivable balance held at the clearing organization may fluctuate depending on factors such as the market valuation of securities held in the Company's trading accounts, realized trading profits, commission revenue, cash withdrawals and clearing costs charged to the Company for conducting its trading activities.

In December 2001, the Company entered into an agreement with Correspondent Services Corporation ("CSC") to provide clearing services for the Company and its customers. In February 2002, the Company began the process of transitioning its business and its accounts to CSC. The process was completed in March 2002 and did not have any adverse effects on the Company's liquidity.

On April 1, 2002, the Company extended the maturity date of a note payable to a bank. Originally, the remaining balance of $350,000 was due and payable to the bank on April 1, 2002. Under the restructured note payable, the Company will continue to make monthly payments of $50,000 plus accrued interest through November 1, 2002.

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

The Company's trading securities were $7,805,917 in long positions and $532,515 in short positions at March 31, 2002. These trading securities may be exchange listed, Nasdaq or other over-the-counter securities on both long and short positions. The potential loss in fair value, using a hypothetical 10% decline in prices, is estimated to be $834,000 as of March 31, 2002. A 10% hypothetical decline was used to represent a significant and plausible market change.

The Company's investment securities are typically those reported on by the Company's research analysts. These positions often consist of high-yield debt securities and the related equity securities. The Company monitors this risk by maintaining current operating and financial data on the companies involved, and projecting future valuations based upon the occurrence of critical future events. Any transactions involving the investment securities are typically based upon recommendations of the Company's research analysts versus current market performance.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material changes to the claims or legal actions in which the Company is involved since December 31, 2001. Additionally, there are no other liabilities arising from claims or legal actions that management believes would have a significant adverse effect on the consolidated financial condition or results of operations of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON 8-K

a)       Exhibits

         Exhibit list

b)       Current reports on Form 8-K

         None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, The Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Westech Capital Corp.

Date:    May 13, 2002
                                            /s/ Charles H. Mayer
                                            ------------------------------------
                                                Charles H. Mayer
                                                President

                                            /s/ Kurt J. Rechner
                                            ------------------------------------
                                                Kurt J. Rechner
                                                Chief Financial Officer

                                            /s/ John F. Garber
                                            ------------------------------------
                                                John F. Garber
                                                Director of Finance (Principal
                                                         Accounting Officer)

       EXHIBIT
       NUMBER     DESCRIPTION OF EXHIBITS
       -------    -----------------------
         2.1      Agreement and Plan of Merger (Incorporated herein by reference to Exhibit 1.1 to the registrant's Current Report on Form
                  8-K/A filed on October 22, 1999)
         2.2      Agreement and Plan of Merger, dated as of April 30, 2001, by and between Westech Capital Corp., a New York corporation, and
                  Westech Capital Corp., a Delaware corporation (Incorporated herein by reference to Exhibit 2.1 of the registrant's Current
                  Report on Form 8-K filed on May 2, 2001
         3.1      Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.1 to the registrant's Registration Statement on
                  Form 10-12(g) (File No. 000-29235))
         3.2      Bylaws (Incorporated herein by reference to Exhibit 3.2 to the registrant's Registration Statement on Form 10-12(g) (File No.
                  000-29235))
         3.3      Certificate of Amendment to Certificate of Incorporation
                  (Incorporated herein by reference to the registrant's Current
                  Report on Form 8-K filed on June 25, 2001)
         4.1      NASD Subordinated Loan Agreement, Form SL-1, dated October 13,
                  1998, between Clark N. Wilson and the Company (Incorporated herein by reference to Exhibit 4.1 to the registrant's
                  Registration Statement on Form 10-12(g) (File No. 000-29235))
         4.2      NASD Subordinated Loan Agreement, Form SL-1, dated June 4,
                  1999, between Clark N. Wilson and the Company (Incorporated herein by reference to Exhibit 4.2 to the registrant's
                  Registration Statement on Form 10-12(g) (File No. 000-29235))
         4.3      Shareholder Agreement, dated November 23, 1999, between John
                  Ohmstede, John Glade, Michael Hidalgo, Jon McDonald, Britt
                  Rodgers, Bob Sternberg, Mike Wolf, Greg Woodby and the Company
                  (Incorporated herein by reference to Exhibit 4.3 to the
                  registrant's Registration Statement on Form 10-12(g) (File No.
                  000-29235))
         4.4      Certificate of Incorporation (Incorporated herein by reference to Exhibits 3.1 and 3.3 above)
         4.5      Bylaws (Incorporated herein by reference to Exhibit 3.2 above)
         10.1     Agreement, dated May 19, 2000, with First Clearing Corporation
                  (Incorporated herein by reference to Exhibit 10.13 to the
                  registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000
         10.2     Promissory note agreement, dated November 9, 2000, between
                  Charles H. Mayer and the Company (Incorporated herein by
                  reference to Exhibit 10.14 to the registrant's Quarterly
                  Report on Form 10-Q for the quarter ended September 30, 2000)
         10.3     Promissory note agreement, dated November 9, 2000, between
                  John J. Gorman and the Company (Incorporated herein by
                  reference to Exhibit 10.15 to the registrant's Quarterly
                  Report on Form 10-Q for the quarter ended September 30, 2000)
         10.4     Promissory note agreement, dated February 7, 2001, between
                  Charles H. Mayer and the Company (Incorporated herein by
                  reference to Exhibit 10.16 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2000)
         10.5     Promissory note agreement, dated February 7, 2001, between
                  John J. Gorman and the Company (Incorporated herein by
                  reference to Exhibit 10.17 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2000)
         10.6     Promissory note agreement, dated June 7, 2000, between First
                  United Bank and the Company (Incorporated herein by reference to Exhibit 10.18 to the registrant's Annual Report on Form
                  10-K for the year ended December 31, 2000)
         10.7     Modification of employment agreement between Charles H. Mayer and Tejas Securities Group, Inc., dated January 1, 2001
                  (Incorporated herein by reference to Exhibit 10.19 to the
                  registrant's Annual Report on Form 10-K for the year ended
                  December 31, 2000)
         10.8     Promissory note agreement, dated March 6, 2001, between First
                  United Bank and the Company (modification to Exhibit 10.6)
                  (Incorporated herein by reference to Exhibit 10.20 to the
                  registrant's Annual Report on Form 10-K for the year ended
                  December 31, 2000)
         10.9     Agreement, dated December 3, 2001, with Correspondent Services
                  Corporation (Incorporated herein by reference to Exhibit 10.9 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2001)
         10.10    Promissory note agreement, dated March 15, 2002, between First
                  United Bank and the Company (Incorporated herein by reference to Exhibit 10.9 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2001)
         10.11*   Promissory note agreement, dated April 1, 2002 between First
                  United Bank and the Company (modification to Exhibit 10.8)
         99.1     Articles of Incorporation of Tejas Securities Group, Inc.
                  (Incorporated herein by reference to Exhibit 99.1 to the
                  registrant's Registration Statement on Form 10-12(g) (File No.
                  000-29235))

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