Form 10-Q
period 2002-06-30
WESTECH CAPITAL CORP
filed 2002-08-14
CIK 869688

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 31, 2002, the Registrant had the following number of shares of common stock, $0.001 par value per share, outstanding: 1,512,024.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition


                                                               JUNE 30,      DECEMBER 31,
                                                                2002            2001
                                                             (UNAUDITED)
                                                             -----------     ------------
                               ASSETS

Cash and cash equivalents                                    $ 1,368,141         547,761
Deposit with clearing organization, restricted                        --         260,471
Receivable from clearing organization                                 --       1,905,338
Receivables from employees and stockholders                      284,825         494,106
Federal income taxes receivable                                   59,937             973
Securities owned, at market value                              6,059,199       3,011,667
Other investment                                               2,250,000              --
Property and equipment, net                                      418,221         478,086
Deferred tax asset, net                                           75,005          84,915
Goodwill                                                         138,215         138,215
Prepaid expenses and other assets                                252,083         318,976
                                                             -----------     -----------

          Total assets                                       $10,905,626       7,240,508
                                                             ===========     ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable, accrued expenses and other liabilities     $ 2,443,709       3,183,904
Securities sold, not yet purchased                             1,521,725         332,581
Payable to clearing organization                                 836,142              --
Notes payable                                                  2,500,050         500,000
Subordinated debt  - related party                             1,000,000       1,000,000
                                                             -----------     -----------
          Total liabilities                                    8,301,626       5,016,485
                                                             -----------     -----------

Commitments and contingencies

Stockholders' equity:
    Common stock, $0.001 par value
       10,000,000 shares authorized; 1,512,024
       issued and outstanding at June 30, 2002 and
       December 31, 2001                                           1,512           1,512
    Additional paid in capital                                 2,222,281       2,222,281
    Retained earnings                                            380,207             230
                                                             -----------     -----------
          Total stockholders' equity                           2,604,000       2,224,023
                                                             -----------     -----------

          Total liabilities and stockholders' equity         $10,905,626       7,240,508
                                                             ===========     ===========


See accompanying notes to consolidated financial statements.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                Consolidated Statements of Operations (Unaudited)

                                                                   FOR THE THREE MONTHS ENDED        FOR THE SIX MONTHS ENDED
                                                                            JUNE 30,                         JUNE 30,
                                                                      2002             2001             2002            2001
                                                                  -----------      -----------      -----------     -----------
Revenues:
    Commissions                                                   $ 5,497,046        6,385,532       10,132,510      12,117,829
    Underwriting and investment banking income                        305,000          196,525          310,063         284,112
    Net dealer inventory and investment income (loss), net of
       trading interest expense of $(830), $29,138,
       $17,372 and $61,762 for the three and six months
       ended June 30, 2002 and 2001, respectively                     (43,952)      (1,169,950)       1,405,200        (787,662)
    Other income                                                       50,314            7,169           71,370          13,273
                                                                  -----------      -----------      -----------     -----------
          Total revenues                                            5,808,408        5,419,276       11,919,143      11,627,552
                                                                  -----------      -----------      -----------     -----------

Expenses:
    Commissions, employee compensation and benefits                 4,230,768        4,175,721        8,733,286       8,763,872
    Clearing and floor brokerage                                      108,969          103,637          202,851         183,202
    Communications and occupancy                                      425,778          425,439          801,710         875,163
    Professional fees                                                 171,657          201,506          393,616         508,214
    Interest, including $28,672, $46,272, $57,028 and
       $85,294 for the three and six months ended
       June 30, 2002 and 2001, respectively, to related
       parties                                                         64,361           65,888           99,324         146,744
    Other                                                             455,605          376,056        1,002,686         857,051
                                                                  -----------      -----------      -----------     -----------
          Total expenses                                            5,457,138        5,348,247       11,233,473      11,334,246
                                                                  -----------      -----------      -----------     -----------

          Income before income tax expense
             and minority interest                                    351,270           71,029          685,670         293,306

Income tax expense                                                    156,509           27,702          305,693         114,917
                                                                  -----------      -----------      -----------     -----------

          Income before minority interest                             194,761           43,327          379,977         178,389

Minority interest                                                          --           23,346               --          82,063
                                                                  -----------      -----------      -----------     -----------

          Net income                                              $   194,761           19,981          379,977          96,326
                                                                  ===========      ===========      ===========     ===========

Earnings per share:
    Basic                                                         $      0.13             0.02             0.25            0.08
                                                                  ===========      ===========      ===========     ===========

    Diluted                                                       $      0.13             0.02             0.25            0.07
                                                                  ===========      ===========      ===========     ===========

Weighted average shares outstanding:
    Basic                                                           1,512,024        1,266,134        1,512,024       1,266,134
                                                                  ===========      ===========      ===========     ===========

    Diluted                                                         1,512,024        1,290,534        1,539,383       1,303,526
                                                                  ===========      ===========      ===========     ===========

See accompanying notes to consolidated financial statements.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Unaudited)


                                                                                 FOR THE SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                                  2002             2001
                                                                               -----------      -----------
Cash flows from operating activities:
     Net income                                                                $   379,977           96,326
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
        Deferred tax expense                                                         9,910          112,931
        Non-cash compensation expense                                               50,000           50,000
        Depreciation and amortization expense                                       59,865           69,179
        Minority interest                                                               --           77,062
        Decrease (increase) in deposit with clearing organization                  260,471           (7,583)
        Increase (decrease) in payable to clearing organization, net of
           receivable from clearing organization                                 2,741,480         (619,071)
        Decrease (increase) in receivables from employees and stockholders         159,281         (119,650)
        (Increase) decrease in federal income tax receivable                       (58,964)       1,808,214
        (Increase) decrease in securities owned                                 (3,047,532)         385,737
        Increase in other investment                                            (2,250,000)              --
        Decrease (increase) in prepaid expenses and other assets                    66,893          (44,793)
        (Decrease) increase in accounts payable, accrued
           expenses and other liabilities                                         (740,195)         753,081
        Increase (decrease) in securities sold, not yet purchased                1,189,144         (406,073)
                                                                               -----------      -----------
           Net cash provided by (used in) operating activities                  (1,179,670)       2,155,360
                                                                               -----------      -----------

Cash flows from investing activities:
     Purchase of furniture and equipment                                                --          (66,740)
                                                                               -----------      -----------
           Net cash used in investing activities                                        --          (66,740)
                                                                               -----------      -----------

Cash flows from financing activities:
     Proceeds from note payable                                                  2,500,050               --
     Repayment of note payable                                                    (500,000)      (1,450,000)
                                                                               -----------      -----------
           Net cash provided by (used in) financing activities                   2,000,050       (1,450,000)
                                                                               -----------      -----------

           Net increase in cash and cash equivalents                               820,380          638,620

Cash and cash equivalents at beginning of period                                   547,761          482,562
                                                                               -----------      -----------

Cash and cash equivalents at end of period                                     $ 1,368,141        1,121,182
                                                                               ===========      ===========

Supplemental disclosures:
     Interest paid                                                             $    83,260          208,506
     Taxes paid                                                                $   309,600            6,464


In both March 2002 and 2001, the Company forgave $50,000 of an officer's note receivable which has been recorded as compensation expense.


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

On August 29, 2001, the minority interest shareholders of Tejas Securities exchanged their shares of Tejas Securities common stock for restricted stock of Westech. As a result, Westech owns, directly or through Tejas Holding, 100% of Tejas Securities as of June 30, 2002.

Effective June 29, 2001, Westech completed a 10-for-1 reverse stock split. As a result of this stock split, earnings (loss) per share amounts and all share amounts for prior periods have been restated to reflect the shares outstanding as though the stock split had taken effect in the earliest period presented.

Effective June 20, 2002, Westech amended its certificate of incorporation to decrease the number of shares of common stock that it has the authority to issue from 50,000,000 to 10,000,000.

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

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions for Form 10-Q and, therefore should be read in conjunction with the Company's 2001 Form 10-K. All adjustments (consisting of only normal recurring adjustments) that are necessary in the opinion of management for a fair presentation of the interim consolidated financial statements have been included. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results of the year ending December 31, 2002.

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

Tejas Securities elects to use the basic method of the Rule, which requires it to maintain minimum net capital equal to the greater of $250,000 or 6-2/3% of aggregate indebtedness. As of June 30, 2002, Tejas Securities' net capital of $1,193,202 was $943,202 in excess of the minimum required. Tejas Securities' ratio of aggregate indebtedness to net capital was 2.25 to 1 at June 30, 2002.

(3) Earnings Per Share

Basic earnings per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflects dilution from all contingently issuable shares, including options issued during the three and six month periods ended June 30, 2002 and 2001. Contingently issuable shares are not included in the weighted average number of shares when the inclusion would increase net income per share or decrease the net loss per share.

Earnings per share is calculated as follows.

                                             For the Three Months           For the Six Months
                                                Ended June 30,                Ended June 30,
                                              2002           2001           2002           2001
                                           ----------     ----------     ----------     ----------
BASIC EARNINGS PER SHARE:
Net income                                 $  194,761         19,981        379,977         96,326
Weighted average shares outstanding         1,512,024      1,266,134      1,512,024      1,266,134

Basic earnings per share                   $     0.13           0.02           0.25           0.08

DILUTED EARNINGS PER SHARE:
Net income                                 $  194,761         19,981        379,977         96,326

Weighted average shares outstanding         1,512,024      1,266,134      1,512,024      1,266,134
Effect of dilutive securities:
  Options                                          --          7,183         27,359         21,484
  Application of treasury stock method
    to subscriptions receivable                    --         17,217             --         15,908
Weighted average shares outstanding         1,512,024      1,290,534      1,539,383      1,303,526

Diluted earnings per share                 $     0.13           0.02           0.25           0.07

The Company has included the dilutive effect of 222,063 options to purchase shares of the Company's common stock for the six months ended June 30, 2002 in the computation of diluted earnings per share. Of the 222,063 options issued by the Company, 27,359 shares are included as dilutive securities on a weighted average basis for the six months ended June 30, 2002. For the three and six months ended June 30, 2001, the Company has included the dilutive effect of 62,063 and 117,919 options, respectively, to purchase shares of the Company's common stock in the computation of diluted earnings per share. Of the 62,063 and 117,919 options issued by the Company, 7,183 and 21,484 shares are included as dilutive securities on a weighted average basis for the three and six months ended June 30, 2001, respectively. Options to purchase 262,063 and 285,856 shares of the Company's common stock at June 30, 2002 and 2001, respectively, were not included in the computation of diluted earnings per share because the options were antidilutive.

The Company has included the dilutive effect of Tejas Securities' subscriptions receivable based on the treasury stock method for the six months ended June 30, 2001. The Company recognized the incremental effect on its shares outstanding assuming the subscriptions receivable were fully paid for and exchanged for the Company's common stock versus the Company repurchasing those shares using a weighted average market price for the period. There were no Tejas Securities subscriptions receivable outstanding during the six months ended June 30, 2002.

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

The following table presents segment revenues, profits from operations before income taxes, and assets for the six months ended June 30, 2002.

                                                  Investment
                                   Brokerage        Banking          Total
                                  -----------     -----------     -----------
Revenues from external
    Customers                     $11,193,674         310,063      11,503,737
Interest revenue                      432,778              --         432,778
Interest expense                      116,696              --         116,696
Depreciation and amortization          59,865              --          59,865
Segment profit                        534,176         151,494         685,670

Segment assets                     10,905,626              --      10,905,626
Capital expenditures                       --              --              --

The following table presents segment revenues, profits from operations before income taxes and minority interest, and assets for the six months ended June 30, 2001.

                                                  Investment
                                   Brokerage        Banking          Total
                                  -----------     -----------     -----------
Revenues from external
    Customers                     $11,343,850         284,112      11,627,962
Interest revenue                       61,352              --          61,352
Interest expense                      208,506              --         208,506
Depreciation and amortization          69,179              --          69,179
Segment profit                        114,377         178,929         293,306

Segment assets                     10,298,956              --      10,298,956
Capital expenditures                   66,740              --          66,740

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

The Company adopted the remaining provisions of Statement 142 as of January 1, 2002. In connection with the transitional goodwill impairment evaluation required by Statement 142, the Company performed an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. This transitional goodwill impairment evaluation was completed prior to June 30, 2002 and resulted in no indication that goodwill was impaired as of January 1, 2002. As of January 1, 2002, the Company had unamortized goodwill in the amount of $138,215, all of which was subject to the transition provisions of Statement
142. As of January 1, 2002 and June 30, 2002, the Company had no other intangible assets.

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

The Company's total revenues increased by $291,591 or 3% to $11,919,143 for the six months ended June 30, 2002 compared to the prior year period. The Company's total revenues increased by $389,132 or 7% to $5,808,408 for the three months ended June 30, 2002 compared to the prior year period. The reasons for the increases are set forth below.

Commission revenues from principal and equity transactions decreased $1,985,319 or 16% to $10,132,510 for the six months ended June 30, 2002. Commission revenues from principal and equity transactions decreased $888,486 or 14% to $5,497,046 for the three months ended June 30, 2002. The decrease is the result of a decrease in distressed securities commissions from the same period in 2001.

Investment banking revenues increased $25,951 or 9% to $310,063 and $108,475 or 55% to $305,000 for the six months and three months ended June 30, 2002. The increase in investment banking revenues is due to an increase in advisory fees over the past year.

Net dealer inventory and investment income (loss) increased by $2,192,862 to $1,405,200 and $1,125,998 to $(43,952) for the six months and three months ended June 30, 2002. The increase in net dealer inventory and investment income (loss) resulted from trading activity in distressed corporate debt securities. Net unrealized trading losses for the six months ended June 30, 2002 and 2001 were $(313,397) and $(2,174,511), respectively.

For the six and three months ended June 30, 2002, other income increased $58,097 or 438% to $71,370 and $43,145 or 602% to $50,314, respectively. The increase for the six and three months ended June 30, 2002 resulted from the increase in miscellaneous receipts and interest income on notes receivable and deposit accounts.

Total expenses decreased by $100,773 or 1% to $11,233,473 for the six months ended June 30, 2002. For the three months ended June 30, 2002, total expenses increased by $108,891 or 2% to $5,457,138. Net income for the six and three months ended June 30, 2002 increased by $283,651 or 294% to $379,977 and $174,780 or 875% to $194,761. The explanations for the changes are set forth below.

Commissions, employee compensation and benefits decreased $30,586 or less than 1% to $8,733,286 for the six months ended June 30, 2002. For the three months ended June 30, 2002, commissions, employee compensation and benefits increased $55,047 or 1% to $4,230,768. Commission expense for the six months and three months ended June 30, 2002 decreased $953,843 or 16% to $5,092,056 and $378,611 or 12% to $2,873,318 primarily as a result of the decrease in commission revenue. General and administrative salaries and other employee benefits increased as a result of quarterly bonuses based upon increases in net dealer inventory and investment income (loss).

Clearing and floor brokerage costs increased $19,649 or 11% to $202,851 and $5,332 or 5% to $108,969 for the six and three months ended June 30, 2002, respectively. The overall increase in clearing and floor brokerage costs for the six and three months ended June 30, 2002 resulted from increased trading activity in corporate debt and equity securities transactions.

Communications and occupancy charges decreased $73,453 or 8% to $801,710 and increased $339 or less than 1% to $425,778 for the six and three months ended June 30, 2002, respectively. The decrease for the six month period is due to reductions and restructurings in telecommunications services agreements.

Professional fees for the six and three months ended June 30, 2002 decreased $114,598 or 23% to $393,616 and $29,849 or 15% to $171,657, respectively. The decrease corresponds to reductions in legal fees and consulting fees from the prior year.

Interest expense for the six and three months ended June 30, 2002 decreased $47,420 or 32% to $99,324 and $1,527 or 2% to $64,361, respectively. The decrease is due to the repayment of $750,000 of notes payable to officers during May and June 2001, along with a $500,000 reduction in other notes payable during the six month period ended June 30, 2002.

Other expenses increased $145,635 or 17% to $1,002,686 and $79,549 or 21% to $455,605 for the six and three months ended June 30, 2002, respectively. The overall increase in other expenses during the six and three months ended June 30, 2002 is the result of increases in general and administrative services needed to support the Company's brokers.

Income tax expense increased $190,776 or 166% to $305,693 for the six months ended June 30, 2002. For the three months ended June 30, 2002, income tax expense increased $128,807 or 465% to $156,509. The overall increase in income tax expense for the six and three months ended June 30, 2002 is due to the increase in taxable income during the respective period. The Company's effective tax rate was 45% for the six months ended June 30, 2002.

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

In March 2002, the Company entered into an agreement with a bank to borrow $2,500,050 for operating purposes at Tejas Securities. The loan is due and payable on demand or by March 15, 2003 if no demand is made. The loan accrues interest at a rate of 5.50% per annum and is to be paid on a monthly basis. Tejas Securities has provided a certificate of deposit in a like amount as collateral for the loan (included in other investments). In April 2002, the Company repaid $250,000 of the loan to the bank.

On July 1, 2002, the Company repaid $500,000 of the $1,000,000 in subordinated loans payable to Clark Wilson, a Company director. The remaining loan is scheduled to mature in November 2002.

On July 31, 2002, the Company entered into an agreement with a bank to borrow $250,000 for short-term operating purposes at Tejas Securities. The loan is due and payable in a single payment on October 1, 2002, and accrues interest at 7% per annum.

On August 8, 2002, the Company entered into a promissory note agreement with John J. Gorman, Chairman and Chief Executive Officer, to borrow $1,000,000. Under the terms of the promissory note, the Company will make twenty monthly installment payments of $50,000, plus accrued interest, beginning on September 8, 2002. The promissory note accrues interest at 11.5% per annum. Proceeds from the promissory note may be used for retiring existing debt or for operating purposes of the Company.

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

The Company's trading securities were $6,059,199 in long positions and $1,521,725 in short positions at June 30, 2002. These trading securities may be exchange listed, Nasdaq or other over-the-counter securities on both long and short positions. The potential loss in fair value, using a hypothetical 10% decline in prices, is estimated to be $758,092 as of June 30, 2002. A 10% hypothetical decline was used to represent a significant and plausible market change.

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

ITEM 6.  EXHIBITS AND REPORTS ON 8-K

a)       Exhibits

         Exhibit list

b)       Current reports on Form 8-K

         On June 20, 2002, the Company filed a Form 8-K to report the approval of an amendment to the Company's Certificate of Incorporation to decrease the number of shares of common stock that the Company has the authority to issue from 50,000,000 to 10,000,000.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, The Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Westech Capital Corp.

Date:    August 14, 2002

                                        /s/  JOHN J. GORMAN
                                        ----------------------------------------
                                             John J. Gorman
                                             Chief Executive Officer

                                        /s/  KURT J. RECHNER
                                        ----------------------------------------
                                             Kurt J. Rechner
                                             Chief Financial Officer

                                        /s/  JOHN F. GARBER
                                        ----------------------------------------
                                             John F. Garber
                                             Director of Finance (Principal
                                             Accounting Officer)

EXHIBIT
NUMBER   DESCRIPTION OF EXHIBITS
-------  -----------------------
3.1      Certificate of Incorporation (Incorporated herein by reference to
         Exhibit 3.1 to the registrant's Registration Statement on Form 10-12(g)
         (File No. 000-29235))

3.2 Bylaws (Incorporated herein by reference to Exhibit 3.2 to the registrant's Registration Statement on Form 10-12(g) (File No.
         000-29235))

3.3 Certificate of Amendment to Certificate of Incorporation (Incorporated herein by reference to the registrant's Current Report on Form 8-K filed on June 25, 2001)

3.4 Certificate of Amendment to Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.4 to the Registrant's Current Report on Form 8-K filed on June 20, 2002)

4.1 NASD Subordinated Loan Agreement, Form SL-1, dated October 13, 1998, between Clark N. Wilson and the Company (Incorporated herein by reference to Exhibit 4.1 to the registrant's Registration Statement on Form 10-12(g) (File No. 000-29235))

4.2 NASD Subordinated Loan Agreement, Form SL-1, dated June 4, 1999, between Clark N. Wilson and the Company (Incorporated herein by reference to Exhibit 4.2 to the registrant's Registration Statement on Form 10-12(g) (File No. 000-29235))

4.3      Shareholder Agreement, dated November 23, 1999, between John Ohmstede,
         John Glade, Michael Hidalgo, Jon McDonald, Britt Rodgers, Bob
         Sternberg, Mike Wolf, Greg Woodby and the Company (Incorporated herein by reference to Exhibit 4.3 to the registrant's Registration Statement on Form 10-12(g) (File No. 000-29235))

4.4 Certificate of Incorporation (Incorporated herein by reference to Exhibits 3.1 and 3.3 above)

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

10.11    Promissory note agreement, dated April 1, 2002 between First United
         Bank and the Company (modification to Exhibit 10.8) (Incorporated herein by reference to Exhibit 10.11 to the Registrant's Quarterly
         Report on Form 10-Q for the quarter ended March 31, 2002)

10.12* Promissory note agreement dated July 31, 2002 between First United Bank and the Company.

10.13* Promissory note agreement dated August 8, 2002 between John J. Gorman and the Company.

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

99.4 Bylaws of Tejas Securities Group Holding Company (Incorporated herein by reference to Exhibit 99.4 to the registrant's Registration Statement on Form 10-12(g) (File No. 000-29235))

99.5*    Certification of John J. Gorman, Chief Executive Officer, pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

99.6*    Certification of Kurt J. Rechner, Chief Financial Officer, pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)


----------

*        Filed herewith.