Form 10-Q
period 2002-09-30
WESTECH CAPITAL CORP
filed 2002-11-14
CIK 869688

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended September 30, 2002

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _________ to __________

                             Commission File Number
                                   33-37534-NY

                              WESTECH CAPITAL CORP.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                  DELAWARE                                       13-3577716
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation)               (IRS Employer
                                                             Identification No.)

                2700 Via Fortuna, Suite 400, Austin, Texas 78746
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

        Registrant's Telephone Number, Including Area Code (512) 306-8222

Indicate by check mark X whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark X whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 31, 2002, the Registrant had the following number of shares of common stock, $0.001 par value per share, outstanding: 1,512,024.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition


                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2002             2001
                                                               (UNAUDITED)
                                                              -------------    ------------
                                  ASSETS
Cash and cash equivalents                                      $  308,866          547,761
Deposit with clearing organization, restricted                         --          260,471
Receivable from clearing organization                                  --        1,905,338
Receivables from employees and stockholders                       363,833          494,106
Federal income tax receivable                                     231,275              973
Securities owned, at market value                               4,672,332        3,011,667
Other investment                                                1,650,000               --
Property and equipment, net                                       363,404          478,086
Deferred tax asset, net                                            79,051           84,915
Goodwill                                                          138,215          138,215
Prepaid expenses and other assets                                 214,825          318,976
                                                               ----------       ----------

          Total assets                                         $8,021,801        7,240,508
                                                               ==========       ==========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable, accrued expenses and other liabilities       $2,004,479        3,183,904
Securities sold, not yet purchased                                108,088          332,581
Payable to clearing organization                                  760,285               --
Notes payable                                                   1,650,050          500,000
Note payable - related party                                      950,000               --
Subordinated debt  - related party                                     --        1,000,000
                                                               ----------       ----------
          Total liabilities                                     5,472,902        5,016,485
                                                               ----------       ----------

Commitments and contingencies

Stockholders' equity:
    Common stock, $0.001 par value
       10,000,000 shares authorized; 1,512,024
       issued and outstanding at September 30, 2002 and
       December 31, 2001                                            1,512            1,512
    Additional paid in capital                                  2,222,281        2,222,281
    Retained earnings                                             325,106              230
                                                               ----------       ----------
          Total stockholders' equity                            2,548,899        2,224,023
                                                               ----------       ----------

          Total liabilities and stockholders' equity           $8,021,801        7,240,508
                                                               ==========       ==========


See accompanying notes to consolidated financial statements.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                                                                     FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                    SEPTEMBER 30,
                                                                       2002               2001            2002              2001
                                                                   -----------        -----------     -----------       -----------
Revenues:
    Commissions                                                    $ 4,323,577          5,301,055      14,456,087        17,418,884
    Underwriting and investment banking income                           5,600             32,815         315,663           316,927
    Net dealer inventory and investment income (loss),
       net of trading interest expense of $21,119, $121,998,
       $38,491 and $154,577 for the three and nine months
       ended September 30, 2002 and 2001, respectively                 (59,332)           530,550       1,345,868          (257,111)
    Other income                                                        37,857              3,929         109,227            17,202
                                                                   -----------        -----------     -----------       -----------
          Total revenues                                             4,307,702          5,868,349      16,226,845        17,495,902
                                                                   -----------        -----------     -----------       -----------

Expenses:
    Commissions, employee compensation
       and benefits                                                  3,329,978          4,018,319      12,063,264        12,782,190
    Clearing and floor brokerage                                        97,272             68,923         300,123           252,125
    Communications and occupancy                                       404,204            402,301       1,205,914         1,277,463
    Professional fees                                                  118,801            435,592         512,417           943,806
    Interest, including $16,698, $28,986, $73,726 and
       $114,280 for the three and nine months ended
       September 30, 2002 and 2001, respectively, to
       related parties                                                  49,242             43,649         148,566           190,392
    Other                                                              400,000            396,054       1,402,686         1,253,110
                                                                   -----------        -----------     -----------       -----------
          Total expenses                                             4,399,497          5,364,838      15,632,970        16,699,086
                                                                   -----------        -----------     -----------       -----------

          Income (loss) before income tax expense
             (benefit) and minority interest                           (91,795)           503,511         593,875           796,816

Income tax expense (benefit)                                           (36,694)           188,273         268,999           303,190
                                                                   -----------        -----------     -----------       -----------

          Income (loss) before minority interest                       (55,101)           315,238         324,876           493,626

Minority interest                                                           --           (100,876)             --           (18,814)
                                                                   -----------        -----------     -----------       -----------

          Net income (loss)                                        $   (55,101)           416,114         324,876           512,440
                                                                   ===========        ===========     ===========       ===========

Earnings (loss) per share:
    Basic                                                          $     (0.04)              0.31            0.21              0.40
                                                                   ===========        ===========     ===========       ===========

    Diluted                                                        $     (0.04)              0.21            0.21              0.32
                                                                   ===========        ===========     ===========       ===========

Weighted average shares outstanding:
    Basic                                                            1,512,024          1,348,097       1,512,024         1,293,455
                                                                   ===========        ===========     ===========       ===========

    Diluted                                                          1,512,024          1,519,214       1,530,263         1,543,610
                                                                   ===========        ===========     ===========       ===========

See accompanying notes to consolidated financial statements.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                                FOR THE NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                 2002               2001
                                                                             -----------        -----------
Cash flows from operating activities:
    Net income                                                               $   324,876            512,440
    Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
       Deferred tax expense                                                        5,864            266,593
       Non-cash compensation expense                                              50,000             50,000
       Depreciation and amortization expense                                      92,470            104,821
       Loss on disposal of property and equipment                                 22,388                 --
       Minority interest                                                              --            (18,814)
       Decrease (increase) in deposit with clearing organization                 260,471             (9,389)
       Increase (decrease) in payable to clearing organization, net of
          receivable from clearing organization                                2,665,623         (1,241,391)
       Decrease in receivables from employees and stockholders                    80,273             69,389
       (Increase) decrease in federal income tax receivable                     (230,302)         1,808,214
       Increase in securities owned                                           (1,660,665)          (252,343)
       Increase in other investment                                           (1,650,000)                --
       Decrease (increase) in prepaid expenses and other assets                  104,151             (1,047)
       (Decrease) increase in accounts payable, accrued expenses
          and other liabilities                                               (1,179,425)         1,378,485
       Decrease in securities sold, not yet purchased                           (224,493)          (415,069)
       Increase in federal income tax payable                                         --             66,224
                                                                             -----------        -----------
          Net cash provided by (used in) operating activities                 (1,338,769)         2,318,113
                                                                             -----------        -----------

Cash flows from investing activities:
    Purchase of property and equipment                                              (176)           (66,740)
                                                                             -----------        -----------
          Net cash used in investing activities                                     (176)           (66,740)
                                                                             -----------        -----------

Cash flows from financing activities:
    Proceeds from notes payable                                                2,750,050                 --
    Proceeds from note payable - related party                                 1,000,000                 --
    Repayment of notes payable                                                (1,600,000)          (850,000)
    Repayment of note payable - related party                                    (50,000)          (750,000)
    Repayment of subordinated debt - related party                            (1,000,000)                --
    Minority interest purchase of treasury stock                                      --             (5,000)
                                                                             -----------        -----------
          Net cash provided by (used in) financing activities                  1,100,050         (1,605,000)
                                                                             -----------        -----------

          Net (decrease) increase in cash and cash equivalents                  (238,895)           646,373

Cash and cash equivalents at beginning of period                                 547,761            482,562
                                                                             -----------        -----------

Cash and cash equivalents at end of period                                   $   308,866          1,128,935
                                                                             ===========        ===========

Supplemental disclosures:
    Interest paid                                                            $   187,057            344,969
    Taxes paid                                                               $   459,600              6,464

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

On August 29, 2001, the minority interest shareholders of Tejas Securities exchanged their shares of Tejas Securities common stock for restricted stock of Westech. As a result, Westech owns, directly or through Tejas Holding, 100% of Tejas Securities as of September 30, 2002.

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

Tejas Securities' business is conducted from its headquarters at 2700 Via Fortuna, Suite 400, Austin, Texas with branch offices in Tinton Falls, New Jersey and Houston, Texas. Tejas Securities is a registered broker-dealer and investment advisor offering: (i) brokerage services to retail and institutional customers; (ii) high quality investment research to institutional and retail customers; (iii) market making activities in stocks traded on the Nasdaq National Market System and other national exchanges; and (iv) investment banking services. In September 2002, Tejas Securities closed its Atlanta, Georgia branch office, which specialized in municipal debt securities. A branch office in Tinton Falls, New Jersey was opened in September 2002. The New Jersey branch office will provide additional market making services and municipal debt trading activity for the Texas offices.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions for Form 10-Q and, therefore should be read in conjunction with the Company's 2001 Form 10-K. All adjustments (consisting of only normal recurring adjustments) that are necessary in the opinion of management for a fair presentation of the interim consolidated financial statements have been included. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results of the year ending December 31, 2002.

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

Tejas Securities elects to use the basic method of the Rule, which requires it to maintain minimum net capital equal to the greater of $250,000 or 6-2/3% of aggregrate indebtedness. Minimum net capital requirements may be as great as $1,000,000 depending upon the number and value of securities in which Tejas Securities makes markets. As of September 30, 2002, Tejas Securities' net capital of $807,290 was $557,290 in excess of the minimum required. Tejas Securities' ratio of aggregate indebtedness to net capital was 2.63 to 1 at September 30, 2002.

(3) Notes Payable and Subordinated Debt

In March 2002, the Company entered into an agreement with a bank to borrow $2,500,050 for operating purposes at Tejas Securities. The loan is due and payable on demand or by March 15, 2003 if no demand is made. The loan accrues interest at a rate of 5.5% per annum and is to be paid on a monthly basis. Tejas Securities has provided a certificate of deposit in a like amount as collateral for the loan (included in other investment). In April 2002, the Company repaid $250,000 of the loan to the bank. In addition, the Company repaid $600,000 of the loan to the bank with proceeds from the promissory note agreement with John Gorman. The bank in turn released $600,000 of the collateralized certificate of deposit, which the Company used to repay the remaining balance on Clark Wilson's subordinated loan.

On April 1, 2002, the Company extended the maturity date of a note payable to a bank. Originally, the remaining balance of $350,000 was due and payable to the bank on April 1, 2002. Under the restructured note payable, the Company was to continue making monthly payments of $50,000 plus accrued interest through November 1, 2002. The Company paid off the remaining balance of $150,000 with proceeds from the promissory note agreement with John Gorman.

On July 1, 2002, the Company repaid $500,000 of the $1,000,000 in subordinated loans to Clark Wilson, a Company director. The remaining $500,000 balance was repaid on August 20, 2002 with proceeds from a partial redemption of the Company's certificate of deposit.

On July 31, 2002, the Company entered into an agreement with a bank to borrow $250,000 for short-term operating purposes at Tejas Securities. The loan was due and payable in a single payment on October 1, 2002, and accrued interest at 7% per annum. The Company repaid the $250,000 loan to the bank with proceeds from the promissory note agreement with John Gorman.

On August 8, 2002, the Company entered into an unsecured promissory note agreement with John Gorman, Chairman and Chief Executive Officer, to borrow $1,000,000. Under the terms of the promissory note, the Company will make twenty monthly installment payments of $50,000, plus accrued interest, beginning on September 8, 2002. The promissory note accrues interest at 11.5% per annum. Proceeds from the promissory note were used to retire existing debt.

On October 30, 2002, the Company entered into an agreement with a bank to borrow $500,000 for operating purposes at Tejas Securities. The loan is due on demand or by May 1, 2004 if no demand is made. The loan accrues interest at prime plus 1.5% and is to be paid in equal monthly payments commencing on December 1, 2002.

(4) Earnings (Loss) Per Share

Basic earnings (loss) per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings (loss) per share reflects dilution from all contingently issuable shares, including options issued during the three and nine month periods ended September 30, 2002 and 2001. Contingently issuable shares are not included in the weighted average number of shares when the inclusion would increase net income per share or decrease the net loss per share.

Earnings (loss) per share is calculated as follows.

                                                      For the Three Months                   For the Nine Months
                                                       Ended September 30,                   Ended September 30,
                                                    2002               2001                2002              2001
                                                 -----------        -----------        -----------       -----------
BASIC EARNINGS (LOSS) PER SHARE:
Net income (loss)                                $   (55,101)           416,114            324,876           512,440
Weighted average shares outstanding                1,512,024          1,348,097          1,512,024         1,293,455

Basic earnings (loss) per share                  $     (0.04)              0.31               0.21              0.40

DILUTED EARNINGS (LOSS) PER SHARE:
Net income (loss)                                $   (55,101)           416,114            324,876           512,440
  Income impact of assumed conversion of
    subsidiary stock and recognition of
    minority interest income                              --           (100,876)                --           (18,814)
  Income (loss) available to common
    stockholders after assumed conversions           (55,101)           315,238            324,876           493,626

Weighted average shares outstanding                1,512,024          1,348,097          1,512,024         1,293,455
Effect of dilutive securities:
  Options                                                 --              1,397             18,239            14,788
  Assumed conversion of subsidiary stock                  --            165,996                 --           223,521
  Application of treasury stock method to
    Subscriptions receivable                              --              3,724                 --            11,846
Weighted average shares outstanding                1,512,024          1,519,214          1,530,263         1,543,610

Diluted earnings (loss) per share                $     (0.04)              0.21               0.21              0.32

The Company has included the dilutive effect of 222,063 options to purchase shares of the Company's common stock for the nine months ended September 30, 2002 in the computation of diluted earnings (loss) per share. Of the 222,063 options issued by the Company, 18,239 shares are included as dilutive securities on a weighted average basis for the nine months ended September 30, 2002. Options to purchase 222,063 shares of the Company's common stock for the three months ended September 30, 2002 were not included in the computation of diluted earnings (loss) per share because the options were antidilutive. For the three and nine months ended September 30, 2001, the Company has included the dilutive effect of 160,000 and 277,919 options, respectively, to purchase shares of the Company's common stock in the computation of diluted earnings (loss) per share. Of the 160,000 and 277,919 options issued by the Company, 1,397 and 14,788 shares are included as dilutive securities on a weighted average basis for the three and nine months ended September 30, 2001, respectively. Options to purchase 40,000 and 230,000 shares of the Company's common stock at September 30, 2002 and 2001, respectively, were not included in the computation of diluted earnings (loss) per share because the options were antidilutive.

The Company has included the dilutive effect of shares of Tejas Securities' common stock for the nine months ended September 30, 2001. Tejas Securities had 990,500 shares of its common stock issued and outstanding as of August 29, 2001 that were exchanged for common stock of the Company at a ratio of .24285 to one (245,890 shares). The Company has included the dilutive effect of Tejas Securities' subscriptions receivable based on the treasury stock method for the nine months ended September 30, 2001. The Company recognized the incremental effect on its shares outstanding assuming the subscriptions receivable were fully paid for and exchanged for the Company's common stock versus the Company repurchasing those shares using a weighted average market price for the period. There were no Tejas Securities subscriptions receivable outstanding during the nine months ended September 30, 2002.

(5) Industry Segment Data

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

The following table presents segment revenues, profits from operations before income taxes, and assets for the nine months ended September 30, 2002.

                                                      Investment
                                     Brokerage          Banking            Total
                                    -----------       -----------       -----------
Revenues from external
    Customers                       $15,516,895           315,663        15,832,558
Interest revenue                        432,778                --           432,778
Interest expense                        187,057                --           187,057
Depreciation and amortization            92,470                --            92,470
Segment profit                          439,581           154,294           593,875

Segment assets                        8,021,801                --         8,021,801
Capital expenditures                        176                --               176

The following table presents segment revenues, profits from operations before income taxes, and assets for the nine months ended September 30, 2001.

                                                      Investment
                                     Brokerage          Banking           Total
                                    -----------       -----------       -----------
Revenues from external
    Customers                       $17,287,432           316,927        17,604,359
Interest revenue                         46,120                --            46,120
Interest expense                        344,969                --           344,969
Depreciation and amortization           104,821                --           104,821
Segment profit (loss)                   633,571           163,245           796,816

Segment assets                       10,495,862                --        10,495,862
Capital expenditures                     66,740                --            66,740

(6) New Accounting Pronouncements

In June 2001, FASB issued Statement No. 142 ("Statement 142"), Goodwill and Other Intangible Assets. Statement 142 requires that goodwill no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement 144 upon its adoption.

The Company adopted certain provisions of Statement 142 effective July 1, 2001 as required for goodwill resulting from business combinations consummated after June 30, 2001. The Company recorded goodwill in connection with the acquisition of the minority interest of Tejas Securities in August 2001. The remaining provisions of Statement 142 were adopted effective January 1, 2002. Goodwill acquired after June 30, 2001, but before Statement 142 was adopted in full was not amortized during 2001, but was evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature, which includes FASB Statement 121 ("Statement 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. FASB Statement No. 144 ("Statement 144"), Accounting for the Impairment or Disposal of Long-Lived Assets, supercedes Statement 121 and was adopted by the Company on January 1, 2002. The adoption of Statement 144 as of January 1, 2002 had no impact on the Company's consolidated financial statements.

The Company adopted the remaining provisions of Statement 142 as of January 1, 2002. In connection with the transitional goodwill impairment evaluation required by Statement 142, the Company performed an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. This transitional goodwill impairment evaluation was completed prior to June 30, 2002 and resulted in no indication that goodwill was impaired as of January 1, 2002. As of January 1, 2002, the Company had unamortized goodwill in the amount of $138,215, all of which was subject to the transition provisions of Statement
142. As of January 1, 2002 and September 30, 2002, the Company had no other intangible assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements and Risk Factors

This Form 10-Q includes statements that predict or forecast future events, depend on future events for their accuracy or embody assumptions that may prove to have been inaccurate. The Company cautions that these forward-looking statements, and the Company's business and prospects, are subject to a number of factors which could cause actual results to differ materially, including: effectively managing changes in its business and operations, the ability of third-party vendors to provide critical services, changes in economic and political trends in business and finance and changes in volumes and price levels of securities transactions, defaults by the Company's customers on their margin accounts, failing to comply with strict governmental regulations, failure to maintain the net capital requirements imposed by the SEC, the NASD and various other regulatory agencies, failure of its trading systems and the resultant negative impact on the Company's sales and revenues. Certain factors that may materially affect the Company's business, prospects and results are described in the Company's Form 10-K for fiscal year 2001 available from the Securities and Exchange Commission.

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

The Company's total revenues decreased by $1,269,057 or 7% to $16,226,845 for the nine months ended September 30, 2002, compared to the prior year period. The Company's total revenues decreased by $1,560,647 or 27% to $4,307,702 for the three months ended September 30, 2002 compared to the prior year period. The reasons for the decreases are set forth below.

Commission revenues from principal and agency transactions decreased $2,962,797 or 17% to $14,456,087 for the nine months ended September 30, 2002. For the three months ended September 30, 2002, commission revenues from principal and agency transactions decreased $977,478 or 18% to $4,323,577. The decrease is the result of a decrease in distressed securities commissions from the same period in the prior year.

Underwriting and investment banking income decreased $1,264 or less than 1% to $315,663 and $27,215 or 83% to $5,600 for the nine months and three months ended September 30, 2002. The decrease in investment banking revenues for the three months ended September 30, 2002 is due to a reduction in advisory fees earned.

Net dealer inventory and investment income (loss) increased by $1,602,979 to $1,345,868 and decreased by $589,882 to $(59,332) for the nine months and three months ended September 30, 2002, respectively. The increase in inventory and investment income for the nine months ended September 30, 2002 resulted from trading activity in distressed corporate debt securities. However, during the three months ended September 30, 2002, the Company recognized an increase in unrealized trading losses, resulting in the overall decrease. Net unrealized trading losses for the nine months ended September 30, 2002 and 2001 were $(1,614,737) and $(742,838), respectively.

For the nine months and three months ended September 30, 2002, other income increased $92,025 or 535% to $109,227 and $33,928 or 864% to $37,857,
respectively. The increase for the nine and three months ended September 30, 2002 resulted from the increase in miscellaneous receipts and interest income on notes receivable and deposit accounts.

Total expenses decreased by $1,066,116 or 6% to $15,632,970 for the nine months ended September 30, 2002. For the three months ended September 30, 2002, total expenses decreased $965,341 or 18% to $4,399,497. Net income (loss) for the nine months and three months ended September 30, 2002 decreased by $187,564 or 37% to $324,876 and $471,215 or 113% to $(55,101), respectively. The explanations for the changes are set forth below.

Commissions, employee compensation and benefits decreased $718,926 or 6% to $12,063,264 for the nine months ended September 30, 2002. For the three months ended September 30, 2002, commissions, employee compensation and benefits decreased $688,341 or 17% to $3,329,978. Commission expense decreased $1,664,908 or 19% to $7,203,333 and $711,066 or 25% to $2,111,277 for the nine months and three months ended September 30, 2002, respectively. The decrease in commission expense for both periods is due to the decrease in commission revenues. General and administrative salaries and other employee benefits increased as a result of quarterly bonuses based upon increases in net dealer inventory and investment income for the nine months ended September 30, 2002.

Clearing and floor brokerage costs increased $47,998 or 19% to $300,123 and $28,349 or 41% to $97,272 for the nine months and three months ended September 30, 2002. The overall increase in clearing and floor brokerage costs for the nine months and three months ended September 30, 2002 resulted from greater trading activity in the over-the-counter equity markets and on the national exchanges. Much of the cost increase is attributed to an increase in institutional equity trading activity.

Communications and occupancy charges decreased $71,549 or 6% to $1,205,914 and increased $1,903 or less than 1% to $404,204 for the nine months and three months ended September 30, 2002. The decrease for the nine months ended September 30, 2002 is due to reductions and restructurings in telecommunication service agreements.

Professional fees for the nine months and three months ended September 30, 2002 decreased $431,389 or 46% to $512,417 and $316,791 or 73% to $118,801,
respectively. The decrease corresponds to the elimination of legal and consulting fees from the prior year.

Interest expense for the nine months and three months ended September 30, 2002 decreased $41,826 or 22% to $148,566 and increased $5,593 or 13% to $49,242, respectively. The decrease is due to the repayment of $750,000 of notes payable to officers during May and June 2001.

Other expenses increased $149,576 or 12% to $1,402,686 and $3,946 or 1% to $400,000 for the nine months and three months ended September 30, 2002. The overall increase in other expenses during the nine and three months ended September 30, 2002 is the result of increases in general and administrative services needed to support administrative infrastructure.

Income tax expense (benefit) decreased $34,191 or 11% to $268,999 and $224,967 or 119% to $(36,694) for the nine months and three months ended September 30, 2002. The overall decrease in income tax expense for the nine and three months ended September 30, 2002 is due to the decrease in taxable income during the respective periods. The Company's effective tax rate was 45% for the nine months ended September 30, 2002.

Minority interest in net income resulted from the minority interest stockholders of Tejas Securities subsequent to the Merger on August 27, 1999. There were no longer minority stockholders as of August 29, 2001.

Liquidity and Capital Resources

As a broker-dealer, the Company is required to maintain a certain level of liquidity or net capital in accordance with NASD regulations. Factors affecting the Company's liquidity include the value of securities held in trading accounts, the value of non-current assets, the amount of unsecured receivables, and the amount of general business liabilities, excluding amounts payable to its clearing organization and NASD approved subordinated debt.

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

The Company utilizes the receivable balance from its clearing organization to fund operating activities. The receivable balance at the clearing organization is also used to secure temporary financing for the purchase of investments in the Company's trading accounts. The receivable balance held at the clearing organization may fluctuate depending on factors such as the market valuation of securities held in the Company's trading accounts, realized trading profits, commission revenue, cash withdrawals and clearing costs charged to the Company for conducting its trading activities.

In December 2001, the Company entered into an agreement with Correspondent Services Corporation ("CSC") to provide clearing services for the Company and its customers. In February 2002, the Company began the process of transitioning its business and its accounts to CSC. The process was completed in March 2002 and did not have any adverse effects on the Company's liquidity.

In March 2002, the Company entered into an agreement with a bank to borrow $2,500,050 for operating purposes at Tejas Securities. The loan is due and payable on demand or by March 15, 2003 if no demand is made. The loan accrues interest at a rate of 5.5% per annum and is to be paid on a monthly basis. Tejas Securities has provided a certificate of deposit in a like amount as collateral for the loan (included in other investment). In April 2002, the Company repaid $250,000 of the loan to the bank. In addition, the Company repaid $600,000 of the loan to the bank with proceeds from the promissory note agreement with John Gorman. The bank in turn released $600,000 of the collateralized certificate of deposit, which the Company used to repay the remaining balance on Clark Wilson's subordinated loan.

On April 1, 2002, the Company extended the maturity date of a note payable to a bank. Originally, the remaining balance of $350,000 was due and payable to the bank on April 1, 2002. Under the restructured note payable, the Company was to continue making monthly payments of $50,000 plus accrued interest through November 1, 2002. The Company paid off the remaining balance of $150,000 with proceeds from the promissory note agreement with John Gorman.

On July 1, 2002, the Company repaid $500,000 of the $1,000,000 in subordinated loans to Clark Wilson, a Company director. The remaining $500,000 balance was repaid on August 20, 2002 with proceeds from a partial redemption of the Company's certificate of deposit.

On July 31, 2002, the Company entered into an agreement with a bank to borrow $250,000 for short-term operating purposes at Tejas Securities. The loan was due and payable in a single payment on October 1, 2002, and accrued interest at 7% per annum. The Company repaid the $250,000 loan to the bank with proceeds from the promissory note agreement with John Gorman.

On August 8, 2002, the Company entered into an unsecured promissory note agreement with John Gorman, Chairman and Chief Executive Officer, to borrow $1,000,000. Under the terms of the promissory note, the Company will make twenty monthly installment payments of $50,000, plus accrued interest, beginning on September 8, 2002. The promissory note accrues interest at 11.5% per annum. Proceeds from the promissory note were used to retire existing debt.

On October 30, 2002, the Company entered into an agreement with a bank to borrow $500,000 for operating purposes at Tejas Securities. The loan is due on demand or by May 1, 2004 if no demand is made. The loan accrues interest at prime plus 1.5% and is to be paid in equal monthly payments commencing on December 1, 2002.

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

The Company's trading securities were $4,672,332 in long positions and $108,088 in short positions at September 30, 2002. These trading securities may be exchange listed, Nasdaq or other over-the-counter securities on both long and short positions. The potential loss in fair value, using a hypothetical 10% decline in prices, is estimated to be approximately $478,000 as of September 30, 2002. A 10% hypothetical decline was used to represent a significant and plausible market change.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Director of Finance, of the effectiveness of the design and operation of our disclosure controls and procedures within 90 days before the filing of this quarterly report. Based on that evaluation, our management, including our Chief Executive Officer, Chief Financial Officer and Director of Finance, concluded that our disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes to the claims or legal actions in which the Company is involved since December 31, 2001. Additionally, there are no other liabilities arising from claims or legal actions that management believes would have a significant adverse effect on the consolidated financial condition or results of operations of the Company.

ITEM 6. EXHIBITS AND REPORTS ON 8-K

a)       Exhibits

         Exhibit list

b)       Current reports on Form 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Westech Capital Corp.

Date:    November 13, 2002
                                        /s/ JOHN J. GORMAN
                                        ----------------------------------------
                                        John J. Gorman
                                        Chief Executive Officer

                                        /s/ KURT J. RECHNER
                                        ----------------------------------------
                                        Kurt J. Rechner
                                        Chief Financial Officer

                                        /s/ JOHN F. GARBER
                                        ----------------------------------------
                                        John F. Garber
                                        Director of Finance (Principal
                                        Accounting Officer)


                                 CERTIFICATIONS

I, John J. Gorman, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Westech Capital Corp.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 13, 2002
                                        /s/ JOHN J. GORMAN
                                        ----------------------------------------
                                        John J. Gorman
                                        Chief Executive Officer

I, Kurt J. Rechner, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Westech Capital Corp.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 13, 2002
                                        /s/ KURT J. RECHNER
                                        ----------------------------------------
                                        Kurt J. Rechner
                                        Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

         Pursuant to 18 U.S.C. Section 1350, the undersigned officer of Westech Capital Corp. (the "COMPANY") hereby certifies:

         (i) that the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the "REPORT") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (ii) that the information contained in the Report fairly presents, in all material respects, the consolidated financial condition and results of operations of the Company.



Dated: November 13, 2002                /s/ JOHN J. GORMAN
                                        ----------------------------------------
                                        John J. Gorman
                                        Chief Executive Officer


                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

         Pursuant to 18 U.S.C. Section 1350, the undersigned officer of Westech Capital Corp. (the "COMPANY") hereby certifies:

         (i) that the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the "REPORT") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (ii) that the information contained in the Report fairly presents, in all material respects, the consolidated financial condition and results of operations of the Company.



Dated: November 13, 2002                /s/ KURT J. RECHNER
                                        ----------------------------------------
                                        Kurt J. Rechner
                                        Chief Financial Officer

      EXHIBIT
      NUMBER          DESCRIPTION OF EXHIBITS
      -------         -----------------------
        3.1           Certificate of Incorporation (Incorporated herein by
                      reference to Exhibit 3.1 to the registrant's Registration
                      Statement on Form 10-12(g)(File No. 000-29235))

        3.2 Bylaws (Incorporated herein by reference to Exhibit 3.2 to the registrant's Registration Statement on Form
                      10-12(g)(File No. 000-29235))

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

        10.11         Promissory note agreement, dated April 1, 2002, between
                      First United Bank and the Company (modification to Exhibit
                      10.8) (Incorporated herein by reference to Exhibit 10.11 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

        10.12         Promissory note agreement dated July 31, 2002 between
                      First United Bank and the Company 10.13 Promissory note agreement dated August 8, 2002 between John J. Gorman and the Company 10.14* Promissory note agreement dated October
                      21, 2002 between First United Bank and the Company 99.1
                      Articles of Incorporation of Tejas Securities Group, Inc.
                      (Incorporated herein by reference to Exhibit 99.1 to the registrant's Registration Statement on Form 10-12(g) (File
                      No. 000-29235))

        10.13         Promissory note agreement dated August 8, 2002 between
                      John J. Gorman and the Company

        10.14*        Promissory note agreement dated October 21, 2002 between
                      First United Bank and the Company

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