Form 10-K
period 2002-12-31
WESTECH CAPITAL CORP
filed 2003-03-27
CIK 869688

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

          [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K .[X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

As of March 31, 2003 there were 1,512,024 shares of the Registrant's common stock, $0.001 par value, outstanding. The aggregate market value of common stock held by non-affiliates was $359,409 using a market price of $2.38 on that date. [price computed by reference to the price at which the common stock was last sold, or the average bid and asked price of the common stock, as of the last business day of the company's most recently completed second quarter]

                       DOCUMENTS INCORPORATED BY REFERENCE
                                 Not Applicable

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Westech Capital Corp., a Delaware corporation ("Westech"), is a holding company whose only operating subsidiary is Tejas Securities Group, Inc., a Texas corporation ("Tejas "). Tejas is engaged in the business of providing brokerage and related financial services to institutional and retail customers nationwide. References to the Company within the Form 10-K are to Westech and its subsidiaries.

Westech was incorporated as a shell corporation in New York on July 18, 1990, and made an initial public offering in November 1991. On August 27, 1999, Westech was acquired by Tejas in a reverse merger. On August 29, 2001, Westech acquired all of the outstanding minority interest in Tejas.

Effective June 29, 2001, Westech completed a 10-for-1 reverse stock split. As a result of this stock split, earnings (loss) per share amounts and all share amounts for prior periods have been restated to reflect the shares outstanding as though the stock split had taken effect in the prior periods.

Our business is conducted from our headquarters at 2700 Via Fortuna, Suite 400, Austin, Texas, with branch offices in Houston, Texas and Tinton Falls, New Jersey. Tejas is a registered broker-dealer and investment advisor offering: (i) brokerage services to retail and institutional customers; (ii) high quality investment research to institutional and retail customers; (iii) market-making activities in stocks traded on the Nasdaq National Market System and other national exchanges; and (iv) investment banking services. In September 2002, we closed our Atlanta, Georgia branch office, which specialized in municipal debt securities. The branch office in Tinton Falls, New Jersey was opened in September 2002. The New Jersey branch office provides additional market making services and municipal debt trading activity for the Texas offices.

HISTORICAL DEVELOPMENT

Tejas was formed as a Texas corporation in March 1994. Tejas' initial focus was to provide institutional money managers and mutual funds high quality investment research covering large U.S. based companies which were believed to be overly leveraged or which were in default or in bankruptcy. Tejas believes these companies are not followed closely by a large number of research analysts. Tejas used this opportunity to establish itself as a source of high quality research products and trading support. Tejas took advantage of its initial research success and expanded its research coverage to special situation equities and began underwriting initial public offerings of equity securities for a select group of companies in 1997. These underwritings coupled with a demand for Tejas' research by individuals led to the expansion of our client base to include retail accounts.

In 2000, we began an expansion in an attempt to provide the rapidly growing central Texas market with a locally based, full-service brokerage firm. We leased approximately 24,000 square feet of office space for our Austin headquarters and hired additional brokers, investment bankers, research analysts and support personnel. The fixed costs associated with our growth quickly exceeded our revenue production, despite the overall market appreciation during the first quarter of 2000.

As the equity markets rapidly declined beginning in the second quarter of 2000 we realized decreasing commission revenues and recognized substantial trading losses on securities owned. In an effort to bring our fixed costs in line with projected revenues, we undertook a company wide reorganization. We eliminated redundant support personnel and quarterly bonuses to management. We also downsized our market making capabilities and investment banking presence through a reduction of personnel and support services. We also entered sublease agreements for our office space and equipment in Austin, thereby reducing additional fixed costs. While the reduction of personnel had an immediate positive impact on fixed costs, many costs were embedded in contracts with durations of between six months and two years, and took additional time to positively adjust.

The economic downturn beginning in 2000 forced us to further refine our business model and more effectively manage our business. The cost reductions implemented during 2000 began to provide positive cash flow results during 2001. Additional cost reductions were realized as we refocused on our core business of providing investment opportunities to institutions and reduced costly research and market making support to an increasingly conservative retail clientele base. The actions of the Federal Reserve during 2001 also provided stimulus for our government bond trading desk which produced additional revenue.

PRODUCTS AND SERVICES

We provide our customers with a broad range of products and services as described below.

BROKERAGE SERVICES

We provide brokerage services to approximately 5,000 retail customers and 500 institutional customers. We offer customers the ability to buy and sell securities, security options, mutual funds, index funds, fixed income products, annuities and other investment securities. We provide our customers with the ability to receive stock quotes, access research and customer account information on the Internet through our website (www.Tejassec.com). Our marketing strategy emphasizes our high level of service and unique knowledge of the companies covered by our research department.

We generated $19,467,276, $25,615,989 and $16,818,686 in commission revenues for the years ended 2002, 2001 and 2000, respectively, or 92%, 101% and 114% of total revenue (before giving effect to trading losses), respectively.

RESEARCH

The cornerstone of our business is our research and trading capabilities. Currently, our research department consists of four analysts with proven expertise in special situation equity research and in distressed securities. The analyst group has the background to analyze many industries, but has a primary focus on telecommunications and technology. We believe that the rapid changes in each of these industries provide excellent investment opportunities. We anticipate that we will continue to devote a substantial portion of our resources to support our research department.

MARKET MAKING

In August 1999, the NASD approved Tejas to make markets in Nasdaq securities. Making markets in securities facilitates the execution of security transactions for our customers. Tejas acts as a market maker for approximately 100 public corporations whose stocks are traded on the Nasdaq National Market System. The increase in the number of public corporations that Tejas makes markets for is due to the addition of the New Jersey branch.

Generally, we do not maintain inventories of securities for sale to our customers. However, we do engage in certain principal transactions where, in response to a customer order, we will go at risk to the marketplace in an attempt to capture the spread between the bid and offer. Most of our larger competitors are engaged in similar market making activities. We believe we can maintain better control and be assured of proper executions of customer trades by providing these market making services directly to our customers.

INVESTMENT BANKING

In the past, we raised capital for corporations through public and private offerings of securities either as a syndicate member or as a managing underwriter. We also provided advisory services for companies involved in merger and acquisition activities. As a result of the prolonged economic downturn that began in early 2000, the rate of business development in central Texas and nationwide declined substantially negatively impacting our ability to generate investment banking revenues. We continue to review investment banking opportunities from time to time; however, the Company will not devote substantial resources to this business segment unless there is a significant increase in investment banking activities in our region.

We generated $335,663, $316,927 and $1,831,326 in investment banking revenues for the years ended 2002, 2001 and 2000, respectively, or 2%, 1% and 12% of total revenue, respectively.

MARGIN LOANS

We derive a portion of our income from fees generated on margin loans made to our customers and financed through our clearing organization. A margin account allows the customer to deposit less than the full cost of the securities purchased while the clearing organization lends the balance of the purchase price to the customer, secured by the purchased securities. Customers are charged interest on the amount borrowed to finance their margin transactions ranging from 0.25% below to 2.75% above the broker call rate, which is the rate at which brokers can generally obtain financing using margined and firm owned securities as collateral. We earn a fee equal to 50% of the interest charged on customer margin loans. As of December 31, 2002, the total of all customer securities pledges on debit balances and held in active margin accounts was approximately $7,000,000.

CUSTOMERS

Historically, our customer base has been comprised of predominately large institutional customers. These customers demand high quality research and sophisticated trading capabilities. We believe that we have served the needs of this segment of our customer base well, resulting in increased trading volume. We believe that the increase in the scope of our research services should increase customer satisfaction and increase our revenues from institutional customers.

EMPLOYEES

On December 31, 2002, we had 53 employees, which was approximately the same number as on December 31, 2001. Of these employees, 35 work in sales, 4 in trading, 5 in research and investment banking and the remaining employees perform management and administrative functions. It is our goal to use the sales support functions that are currently in place to support additional sales staff. We believes that taking advantage of the infrastructure currently in place will allow an increase in productivity in the sales area with minimal additional support cost.

COMPETITION

All aspects of our business are highly competitive. In our general brokerage activities, we compete directly with numerous other broker-dealers, many of which are large well-known firms with substantially greater financial and personnel resources. Many of our competitors employ extensive advertising and actively solicit potential clients in order to increase business. In addition, brokerage firms compete by furnishing investment research publications to existing clients, the quality and breadth of which are considered important in the development of new business and the retention of existing clients. We also compete with a number of smaller regional brokerage firms in Texas and the Southwest.

Since the adoption of the Gramm-Leach-Bliley Act of 199, commercial banks and thrift institutions have been able to engage in traditional brokerage and investment banking services. Competition among financial services firms also exists for investment representatives and other personnel.

The securities industry has become considerably more concentrated and more competitive since Tejas was founded, as numerous securities firms have either ceased operations or have been acquired by or merged into other firms. In addition, companies not engaged primarily in the securities business, but with substantial financial resources, have acquired leading securities firms. These developments have increased competition from firms with greater capital resources than those of ours.

The securities industry has experienced commission discounting by broker-dealers competing for retail brokerage business. The continuation of such discounting and an increase in the number of new and existing firms offering discounts could adversely affect our retail equity business. However, we have historically derived the majority of our commission revenue from institutional customers that tend to purchase larger blocks of securities than individual customers. Transactions with institutional customers have not been subject to the same level of discounting that brokerage firms experience with retail customers due to the size of the transactions. In addition, we have concentrated our research efforts on debt securities, which have not experienced as significant of discounting as equity securities.

SECURITIES INDUSTRY PRACTICES

Tejas is registered as a broker-dealer with the SEC and the NASD. Tejas is registered as a securities broker-dealer in 39 states and the District of Columbia. Tejas is also a member of the Securities Investors Protection Corporation, which provides Tejas' customers with insurance protection for amounts of up to $500,000 each, with a limitation of $100,000 on claims for cash balances. Tejas has also acquired an additional $1,500,000 in insurance coverage through Seabury & Smith, as added protection for individual customers' securities, covering all clients of Tejas' institutional and retail customers.

Tejas is subject to extensive regulation by federal and state laws. The SEC is the federal agency charged with administration of the federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, principally the NASD and the national securities exchanges. These self-regulatory organizations adopt rules, subject to approval by the SEC, which govern the industry and conduct periodic reviews of member broker-dealers. Securities firms are also subject to regulation by state securities commissions in the states in which they do business. The SEC, self-regulatory organizations, and state securities commissions may conduct administrative proceedings which can result in censure, fine, suspension, or expulsion of a broker-dealer, its officers or employees. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets, rather than protection of creditors and shareholders of broker-dealers. See "Forward-Looking Statements and Risk Factors" below.

NET CAPITAL REQUIREMENTS

Tejas is subject to SEC Rule 15c3-1, Net Capital Requirements For Brokers or Dealers (the "Rule"), which establishes minimum net capital requirements for broker-dealers. The Rule is designed to measure financial integrity and liquidity in order to assure the broker-dealer's financial stability within the securities market. The net capital required under the Rule depends in part upon the activities engaged in by the broker-dealer.

In computing net capital under the Rule, various adjustments are made to exclude assets not readily convertible into cash and to reduce the value of other assets, such as a broker-dealer's position in securities. A deduction is made against the market value of the securities to reflect the possibility of a market decline prior to sale. Compliance with the Rule could require intensive use of capital and could limit our ability to pay dividends to our stockholders. Failure to comply with the Rule could require the Company to infuse additional capital into Tejas, could limit the ability of Tejas to pay its debts and/or interest obligations, and may subject Tejas to certain restrictions which may be imposed by the SEC, the NASD, and other regulatory bodies. Moreover, in the event that the Company could not or elected not to infuse the additional capital or otherwise bring Tejas into compliance, Tejas would ultimately be forced to cease operations. See "Forward-Looking Statements and Risk Factors" below.

At December 31, 2002 and 2001 Tejas elected to use the alternative method permitted by the Rule, which requires it to maintain minimum net capital, as defined, equal to the greater of $250,000 in both 2002 and 2001 or 2% of aggregate debit balances arising from customer transactions, as defined. At December 31, 2002, Tejas had net capital of $945,765, which was $695,765 in excess of the minimum amount required. At December 31, 2001, Tejas had net capital of $884,276, which was $634,276 in excess of the minimum amount required.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

From time to time, we make statements (including some contained in this report) which predict or forecast future events or results, which depend on future events for their accuracy, which embody projections or that otherwise contain "forward-looking information." These statements may relate to anticipated revenues or earnings per share, anticipated changes in our business or our ability to successfully respond to such changes, the adequacy of our capital and liquidity, the adequacy of our reserves for contingencies, including litigation, or expectations regarding future financial market conditions.

We caution readers that any forward-looking information provided by us or on our behalf is not a guarantee of future performance. Actual results may differ materially as a result of various factors, many of which are outside of our control, including the factors discussed below, those discussed under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" and "Quantitative and Qualitative Disclosure About Market Risk," and those discussed in our periodic reports filed with and available from the Securities and Exchange Commission.

All forward-looking statements speak only as of the date on which they are made and we undertake no obligation to update them to reflect events of circumstances occurring after the date on which the were made or to reflect the occurrence of unanticipated events.

FAILURE TO EFFECTIVELY MANAGE A CHANGING BUSINESS COULD RESULT IN OUDATED SERVICES.

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

WE ARE SUBJECT TO MARKET FORCES BEYOND OUR CONTROL WHICH COULD IMPACT US MORE SEVERELY THAN OUR COMPETITORS.

We, like other securities firms, are directly affected by economic and political conditions, broad trends in business and finance and changes in volume and price levels of securities transactions. In recent years, the U.S. securities markets have fallen considerably and continued weakness in these markets could adversely affect our operating results. The stock markets have suffered major declines and many firms in the industry have suffered financial losses. Additionally, our individual investor trading activity has decreased. Reduced trading volume and prices have historically resulted in reduced revenues. When trading volume is low, our profitability is adversely affected because our overhead remains relatively fixed, despite lower compensation costs associated with commission revenues. Severe market fluctuations in the future could have a material adverse effect on our business, financial condition and operating results. Although we have diversified our product and service revenue streams, some of our competitors with more diverse product and service offerings might withstand such a downturn in the securities industry better than we would.

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

WE ARE SUBJECT TO STRICT GOVERNMENT REGULATION AND THE FAILURE TO COMPLY COULD RESULT IN DISCIPLINARY ACTIONS.

The securities industry in the U.S. is subject to extensive regulation under both federal and state laws. See "- Securities Industry Practices" above. Broker-dealers are subject to regulations covering all aspects of their business.

The SEC, NASD or other self-regulatory organizations and state securities commissions can censure, fine, issue cease-and-desist orders or suspend or expel a broker-dealer or any of its officers or employees. Our ability to comply with all applicable laws and rules is largely dependent on our establishment and maintenance of a compliance system to ensure such compliance, as well as our ability to attract and retain qualified compliance personnel. We could be subject to disciplinary or other actions due to claimed noncompliance in the future, which could have a material adverse effect on our business, financial condition and operating results.

Our mode of operation and profitability may be directly affected by additional legislation, changes in rules promulgated by the SEC, NASD, the Board of Governors of the Federal Reserve System, the various stock exchanges and other self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules.

The NASD regulates all of our marketing activities. The NASD can impose certain penalties for violations of its advertising regulations, including censures or fines, suspension of all advertising, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer or any of its officers or employees. Tejas' compliance officer reviews all marketing materials prior to release to ensure compliance with NASD regulations.

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

WE MUST MAINTAIN CERTAIN NET CAPITAL REQUIREMENTS THAT COULD SLOW OUR EXPANSION PLANS OR PREVENT PAYMENTS OF DIVIDENDS.

The SEC, NASD and various other regulatory agencies have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers. Net capital is the net worth of a broker or dealer (assets minus liabilities), less deductions for certain types of assets. If a firm fails to maintain the required net capital it may be subject to suspension or revocation of registration by the SEC and suspension or expulsion by NASD, and could ultimately lead to the firm's liquidation. If such net capital rules are changed or expanded, or if there is an unusually large charge against net capital, operations that require the intensive use of capital would be limited. Such operations may include trading activities and the financing of customer account balances. Also, our ability to pay dividends, repay debt and redeem or purchase shares of our outstanding stock could be severely restricted. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our present levels of business, which could have a material adverse effect on our business, financial condition and operating results.

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

NO ACTIVE PUBLIC MARKET FOR OUR COMMON STOCK CURRENTLY EXISTS AND NONE MAY DEVLEOP.

An active public market for our common stock does not currently exist. Over 80% of our issued common stock is held by fewer than ten individuals. Until a broader distribution of our common stock is made no active public market will develop.

ITEM 2.  PROPERTIES

The Company's headquarters are located at 2700 Via Fortuna, Suite 400, Austin, Texas. The Company leases space for its offices in Austin and Houston, Texas, which consist of approximately 24,700 square feet and 5,400 square feet, respectively. Future commitments associated with the leases are included in the footnotes to the consolidated financial statements. These leases are for terms of five years and one year, respectively, and contain renewal options. The Company subleased approximately 60% of its space in the Austin location effective January 1, 2001. In March 2001, the Company subleased approximately 15% of its Houston office space. In September 2002, the Company subleased approximately 85% of its Atlanta, Georgia office space. The Company subleased the remaining 15% of its Atlanta, Georgia office space in March 2003.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

RECENT STOCK PRICES

The Company's common stock trades under the symbol "WSTH" on the NASDAQ electronic bulletin board. The trading does not constitute a well-established public trading market for our common stock. On December 31, 2002, there were in excess of 350 holders of record of the Company's common stock and we believe in excess of 5 beneficial holders of the Company's common stock. The following table sets forth for the periods indicated the high and low market prices for the common stock, which reflect inter-dealer prices, without retail mark-up, mark-down or commissions and my not necessarily represent actual transactions. The Company has not paid cash or stock dividends and has no present plan to pay any such dividends. The payment of future dividends will be decided by the Board of Directors and will be based upon the Company's future earnings, financial condition and capital requirements.

                                         1st Qtr.       2nd Qtr.       3rd Qtr.      4th Qtr.
2002:
Stock Price Range
    High                               $       5.00   $       3.00   $       2.25  $       2.25
    Low                                $       3.50   $       1.50   $       1.50  $       1.25

2001:
Stock Price Range
    High                               $      16.25   $      12.50   $       2.60  $       5.00
    Low                                $      11.25   $       2.00   $       2.50  $       3.25

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Following is a summary of the Company's compensation plans (including individual compensation arrangements) under which the Company's common stock is authorized for issuance. [See 201(d) of S-K]

                                                                                            NUMBER OF
                                        NUMBER OF                                     SECURITIES REMAINING
                                     SECURITIES TO BE                                  AVAILABLE FOR FUTURE
                                       ISSUED UPON             WEIGHTED-AVERAGE           ISSUANCE UNDER
                                       EXERCISE OF            EXERCISE PRICE OF        EQUITY COMPENSATION
                                       OUTSTANDING               OUTSTANDING           PLANS (EXCLUDING
                                    OPTIONS, WARRANTS         OPTIONS, WARRANTS        SECURITIES REFLECTED
        PLAN CATEGORY                   AND RIGHTS                AND RIGHTS              IN COLUMN (A))
------------------------------    ---------------------     ---------------------    -----------------------
                                          (a)                       (b)                       (c)
Equity compensation plans               200,000                    $6.00                    200,000
approved by stockholders
Equity compensation plans                62,063                    $4.00                        -0-
not approved by
  stockholders

RECENT SALES OF UNREGISTERED STOCK

None.

ITEM 6.  SELECTED FINANCIAL DATA

The summary statement of operations data and the summary statement of financial condition data as of and for each of the years in the five-year period ended December 31, 2002 is as follows. Historical financial results may not be indicative of future performance of the Company or its affiliates.

                                                          AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                            2002             2001             2000              1999            1998
STATEMENT OF OPERATIONS DATA:
Commissions                            $ 19,467,276      $ 25,615,989    $  16,818,686       25,291,212       7,932,780
Investment banking                          335,663           316,927        1,831,326          925,616       2,584,770
Trading income (loss)                     1,296,933          (630,687)      (4,076,629)       3,475,539        (272,811)
Other                                       135,055            25,920          135,902          740,342          23,530
Total revenue                            21,234,927        25,328,149       14,709,285       30,432,709      10,268,269

Employee compensation                    15,667,467        18,666,284       13,954,116       19,992,928       7,397,860
Other expenses                            4,979,208         5,352,183        7,618,831        4,802,555       3,431,631
Total expenses                           20,646,675        24,018,467       21,572,947       24,795,483      10,829,491

Income  (loss) before income taxes
and minority interest                       588,252         1,309,682       (6,863,662)       5,637,226        (561,222)
Income tax expense (benefit)                298,200           495,474       (2,214,012)       2,201,598        (163,900)
Minority interest                                 0           (18,814)        (650,510)         297,285               0

Net income (loss)                      $    290,052      $    833,022    $  (3,999,140)       3,138,343        (397,322)

Earnings (loss) per share:
Basic                                  $       0.19      $       0.62    $       (3.17)            2.51           (0.37)
Diluted                                $       0.19      $       0.53    $       (3.17)            2.25           (0.37)

Weighted average shares outstanding:
Basic                                     1,512,024         1,348,097        1,261,721        1,250,119       1,066,437
Diluted                                   1,525,703         1,546,112        1,261,721        1,529,197       1,066,437

STATEMENT OF FINANCIAL
CONDITION DATA:
Cash and cash equivalents              $    750,746      $    547,761    $     482,562        2,732,175         201,312
Deposit with clearing organization                0           260,471          250,000          100,000         100,000
Receivable from clearing organization             0         1,905,338          735,616           63,620          37,224
Securities owned                          5,985,305         3,011,667        2,433,022        6,207,748       1,539,424
Other assets                              2,538,887         1,515,271        3,397,959        2,534,127         695,843
Total assets                           $  9,274,938      $  7,240,508    $   7,299,159       11,637,670       2,573,803

Accounts payable, accrued expenses
and other liabilities                  $  2,380,552      $  3,183,904    $   1,869,821        2,905,020         577,736
Securities sold, not yet purchased          985,210           332,581          446,078          187,940               0
Payable to clearing organization            971,651                 0          456,660        1,719,627          91,254
Notes payable                             2,423,450           500,000        2,250,000                0               0
Subordinated debt                                 0         1,000,000        1,000,000        1,000,000         500,000
Total liabilities                         6,760,863         5,016,485        6,022,559        5,812,587       1,168,990

Minority interest                                 0                 0          377,382          976,725               0

Common stock                                  1,512             1,512            1,266           12,537          11,615
Additional paid in capital                2,222,281         2,222,281        1,730,744        1,669,473       1,461,456
Subscription receivable                           0                 0                0                0         (96,263)
Treasury stock                                    0                 0                0                0               0
Retained earnings (deficit)                 290,282               230         (832,792)       3,166,348          28,005
Total stockholders' equity                2,514,075         2,224,023          899,218        4,848,358       1,404,813

Total liabilities and
stockholders' equity                   $  9,274,938      $  7,240,508    $   7,299,159       11,637,670       2,573,803

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

Market values for some of the distressed securities may not be easily determinable depending upon the volume of securities traded on open markets, the operating status of the companies or the types of securities issued by companies. If the underlying securities of a company become illiquid, the Company's liquidity may be affected depending on the value of the securities involved. During times of general market declines, the Company may experience market value losses, which ultimately affects the liquidity of the Company through its broker-dealer net capital requirements. In addition, the Company may decide not to liquidate its security holdings to increase cash availability if management believes a market turnaround is likely in the near term or if management believes the securities are undervalued in the current market.

In March 2003, the Company successfully transmitted all its clearing agent business and accounts to Correspondent Services Corporation.

The Company utilizes the receivable balance at its clearing organization to fund operating and investing activities. The receivable balance at the clearing organization is also used to secure temporary financing for the purchase of investments in the Company's trading accounts. The receivable balance held at the clearing organization may fluctuate depending on factors such as the market valuation of securities held in the Company's trading accounts, realized trading profits, commission revenue, cash withdrawals and clearing costs charged to the Company for conducting its trading activities. As of December 31, 2002, the payable balance to the clearing organization was $971,651.

Cash Flows From Operating Activities

Net cash provided by (used in) operating activities was $(710,296), $1,897,460 and $(4,191,924) in 2002, 2001 and 2000, respectively. The net cash provided by (used in) operating activities is impacted primarily by the brokerage operating activities and changes in the brokerage-related assets and liabilities.

During 2002, the primary uses of cash were from the increase in securities owned, increase in other investments, and the decrease in accounts payable, accrued expenses and other liabilities. Securities owned increased by $2,973,638, which were financed primarily through the increase in the net payable to clearing organization. Other investments increased by $1,250,000 as the Company was required to collateralize one of its notes payable to a bank with a certificate of deposit. Accounts payable, accrued expenses and other liabilities decreased by $803,352 from the prior year as a result of reduced bonuses and commissions payable at year-end compared with December 31, 2001. The primary sources of cash consisted of the net increase in the net payable to clearing organization of $2,876,989 and the increase in securities sold, not yet purchased of $652,629. The net effect of these transactions on cash flows from operating activities was $1,497,372 in cash used in operations, with the remaining increase consisting of $290,052 in net income plus changes in other asset and liability accounts.

During 2001, the primary use of cash resulted from the $1,626,382 decrease in the net payable to clearing organization. The Company's increased commission revenue and decrease in investment losses allowed the Company to increase its cash balances on deposit at the clearing organization. In addition, the increased revenues allowed the Company to increase its security holdings by $578,645. The primary sources of cash related to the receipt of income tax refunds for prior year carrybacks and the reduction in cash paid due to the increase in accounts payable and accrued expenses related to year-end bonus accruals. The net effect of these transactions on cash flows from operating activities was $916,297 in cash availability, with the remaining $981,163 increase consisting of $833,022 in net income plus changes in other asset and liability accounts.

The Company generated negative cash flows from operations in the year 2000 of approximately $4.2 million. This use of cash was the result of operating losses incurred throughout the year. Management took several proactive steps to help mitigate the negative cash flows from operations which included: staff reductions of approximately 50% in non-revenue generating positions; subletting approximately 60% of the Company's main corporate space; changing to a new clearing organization in an effort to reduce clearing charges; initiating a hiring freeze with the exception of revenue producers; and reducing redundant information systems.

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

The Company anticipates that a significant portion of the cash provided from future operating activities of Tejas will be used to reduce the Company's overall debt structure. Future operating cash flows may also be used to facilitate additional investing activities.

Cash Flows From Investing Activities

Net cash used in investing activities was $10,169, $77,261 and $358,856 in 2002, 2001 and 2000, respectively. During 2002, the Company purchased $10,169 of furniture and equipment in the ordinary course of business. During 2001, the Company purchased $77,261 of furniture and equipment in the ordinary course of business. In 2000, the Company purchased $422,540 in furniture, fixtures and leasehold improvements as it expanded its corporate headquarters and established a presence in Houston, Texas.

Cash Flows From Financing Activities

Net cash provided by (used in) financing activities was $923,450, $(1,755,000) and $2,301,167 in 2002, 2001 and 2000, respectively.

In March 2002, the Company entered into a term loan agreement with a bank to borrow $2,500,000 for operating purposes. The loan was originally due and payable on demand or by March 15, 2003 if no demand was made. The loan accrues interest at 5.5% per annum. The Company purchased a certificate of deposit in the amount of $2,500,000 as collateral for the loan. During 2002, the Company repaid $1,100,000 of the loan from the bank through its own financing arrangements. The bank in turn released from collateralization $1,100,000 of the certificate of deposit to the Company, of which $1,000,000 was used for operations, including repayment of $500,000 of the Company's subordinated debt. The remaining $100,000 was not redeemed and is included in other investments at December 31, 2002. In addition, the Company repaid $250,000 of a loan from the bank through the redemption of $250,000 of the certificate of deposit during 2002. As of December 31, 2002, the term loan agreement balance is $1,150,000, which is collateralized by the certificate of deposit in the amount of $1,250,000 (which is included as other investments in the accompanying consolidated statements of financial condition). On March 15, 2003, the Company extended the maturity date of the loan to March 15, 2004.

On July 31, 2002, the Company entered into an agreement with a bank to borrow $250,000 for short-term operating purposes. The loan was due and payable in a single payment on October 1, 2002, and accrued interest at 7% per annum. The loan plus accrued interest was paid in full on August 15, 2002.

On August 8, 2002, the Company entered into an unsecured promissory note agreement with John Gorman, Chairman and Chief Executive Officer, to borrow $1,000,000. Under the terms of the promissory note, the Company will make twenty monthly installment payments of $50,000, plus accrued interest, which began on September 8, 2002. The promissory note accrues interest at 11.5% per annum. The balance of the promissory note was $800,000 as of December 31, 2002.

On October 30, 2002, the Company entered into a loan agreement with a bank to borrow $500,000 for operating purposes. The loan is due on demand or by May 1, 2004 if no demand is made. The loan accrues interest at prime plus 1.5% and is to be paid in equal monthly payments which commenced on December 1, 2002. The balance on the loan agreement was $473,450 as of December 31, 2002.

On March 6, 2001, the Company restructured its line of credit. The Company secured the line of credit in June 2000 to facilitate its working capital needs. Originally, the loan accrued interest at a rate of prime plus one percent, with interest due on a quarterly basis and was secured by the Company's shares of Tejas common stock and a personal guarantee of John Gorman. The bank agreed to restructure the line of credit in February 2001 in exchange for a $500,000 principal reduction and current payments of interest. The note was paid in full on August 15, 2002.

On February 27, 2001, the Company restructured the $1,000,000 of subordinated debt with Clark Wilson, which was originally issued in two $500,000 increments in September 1998 and June 1999. The loan agreements were used to increase equity capital for the Company's underwriting activities and to finance the Company's expansion activities. The loans accrued interest at 11.5 percent per annum and were considered equity capital for NASD purposes. As a condition of the loan agreements, Tejas issued warrants to the lender to purchase 225,000 shares of common stock of Tejas (55,856 shares of the Company's common stock giving effect to the Merger), exercisable at $2.65 per share ($10.70 per share giving effect to the Merger). The warrants associated with the September 1998 and June 1999 subordinated debt were canceled in 1999 in an agreement with Clark Wilson. On January 1, 2000, the Company issued options to purchase 55,856 shares of the Company's common stock to Clark Wilson. The purchase price of the shares was $10.70 per share with an expiration date of four years from the date of the grant. The options were intended to constitute non-qualified stock options. In April 2002, Clark Wilson forfeited his options. Clark Wilson granted the Company an option to extend the maturity of the subordinated debt at its discretion for a period of at least one year not to exceed three years. In consideration for this option, the Company paid $20,000 to Clark Wilson. In November 2001, the Company exercised its option to extend the maturity of the loan agreements through November 1, 2002. On July 1, 2002, the Company repaid $500,000 of the subordinated debt, and repaid the remaining $500,000 on August 20, 2002.

As of December 31, 2002, our contractual cash obligations and the periods in which payments under such cash obligations are due are as follows:

                                                             PAYMENTS DUE BY PERIOD
                                       ----------------------------------------------------------------
                                                       LESS THAN       1-3        3-5        MORE THAN
      CONTRACTUAL OBLIGATIONS              TOTAL        1 YEAR        YEARS      YEARS        5 YEARS
-------------------------------------  ------------  ------------   ---------  ---------    -----------
Notes Payable                          $  1,623,450            --   1,623,450         --             --
Note Payable to Stockholder                 800,000            --     800,000         --             --
Operating Lease Obligations               4,351,000     1,544,000   2,623,000    184,000             --

                                       ------------  ------------   ---------  ---------    -----------
Total Contractual Cash Obligations     $  6,774,450     1,544,000   5,046,450    184,000             --
                                       ============  ============ ============ =========    ===========

Results Of Operations

A material portion of the Company's commission revenues are generated by the brokering of securities from United States domiciled companies that are rated below investment grade and classified as distressed. The Company dedicates the majority of its in-house research to analyzing distressed companies, which, in turn, helps facilitate the brokering of these distressed securities. The ongoing economic slowdown in the domestic United States economy could increase the opportunities in domestic distressed securities. Management expects that the slow down in the United States economy will provide increased opportunities for the Company to research and generate additional commission revenues in the distressed bond market, however, there can be no assurance that additional revenues will be realized.

The following table presents additional information regarding the results of operations as presented in Item 6.

                                                             Year Ended December 31,
                                              2002                             2001                   2000
                                              ----                             ----                   ----
                                    (000's)          % Change         (000's)        % Change        (000's)
                                 -------------      ----------      -----------     ----------      ---------
Revenues:
Commissions                      $      19,467          (24)           25,616           52            16,819
Underwriting and
  investment banking                       336            6               317          (83)            1,831
Net dealer inventory and
  investment income (loss)               1,297          306              (631)          85            (4,077)
Other income                               135          419                26          (81)              136
                                 -------------          ---            ------          ---            ------
                                 $      21,235          (16)           25,328           72            14,709

Expenses:
Commissions, employee
  compensation and benefits      $      15,667          (16)           18,666           34            13,954
Clearing and floor brokerage               413           --               413          (57)              966
Communications and
  occupancy                              1,631           (1)            1,646          (19)            2,033
Professional                               705          (40)            1,169          (37)            1,868
Other                                    2,231            5             2,124          (23)            2,752
                                 -------------          ---            ------          ---            ------
                                 $      20,647          (14)           24,018           11            21,573

The decrease in commission revenues during 2002 was due to continued uncertainty in the US economy and abroad. Many of the Company's customers sought safety by reducing their investment exposure. A combination of low interest rates, increased corporate bond defaults and instability in the equity markets were compelling reasons for investors to increase their cash positions by reducing their investment holdings. Partially offsetting these negative trends was an increase in commission revenues during 2001 due to an increase in distressed securities and mortgage-backed securities transactions. As the overall economy continued to struggle, more US companies experienced downgrades in corporate debt ratings and bankruptcy filings. The increase in corporate bankruptcy filings provided the Company with additional opportunities in the distressed sector, particularly among telecommunication companies. In addition, as the Federal Reserve continued to lower interest rates, many institutions sought new mortgage-backed securities as their inventories experienced significant prepayments.

Underwriting and investment banking revenues experienced a slight increase during 2002 as a result of one advisory engagement. The Company did not direct any additional resources to investment banking activities in 2002 from 2001. Underwriting and investment banking revenues decreased during 2001, primarily due to overall market conditions.

Net dealer inventory and investment income increased during 2002 due to increased trading activity in distressed corporate debt securities. While many of the Company's customers reduced their investment exposure, the Company's trading desk was able to generate positive returns from the markets volatility. Net dealer inventory and investment loss decreased during 2001 as the Company increased its holdings in mortgage-backed securities and reduced its exposure to riskier distressed debt securities. Many of the companies that the Company followed through research are involved in the telecommunications industry, which experienced substantial valuation declines.

Other income increased during 2002 due to interest receipts on certificate of deposit held in other investments (See Liquidity and Capital Resources - Cash Flows From Financing Activities, above, and Note 6 to the consolidated financial statements) and the service agreement with Firstmark Corp (See Item 13 - "Certain Relationships and Related Transactions"). Other income decreased during 2001due to the dissolution of TSG Internet Fund I, Ltd. (See Item 13 - "Certain Relationships and Related Transactions").

Commissions, employee compensation and benefits decreased during 2002 as a function of decreased revenues and profitability of the Company. The Company's commission expense ratio was higher in 2002 due to incentives paid to new institutional brokers during the year. Additionally, the Company incurred higher bonus expense as a percentage of revenues during 2002 as the Company paid retention bonuses to key management and research personnel. Commissions, employee compensation and benefits increased during 2001 as a function of increased commissions and profitability of the Company. The Company's commission expense ratio was consistent with prior years, however, the Company increased its bonus payments and year-end bonus accrual to reward employees and management for the Company's improved financial performance.

Clearing and floor brokerage costs for 2002 were consistent with 2001 amounts despite the decrease in revenues. The Company increased market making activities during the fourth quarter of 2002, and generated insignificant amounts of revenues from those activities. Clearing and floor brokerage costs decreased during 2001 as the Company reduced its market making activities and institutional equity presence. In addition, the Company began receiving order flow rebates from its remaining market making activities.

Communications and occupancy charges decreased slightly during 2002 as the Company realized a full year of sublease receipts versus the prior year. Communications and occupancy charges decreased during 2001 as the Company subleased a substantial portion of its office space in Austin and Houston. In addition, the Company continued to reduce redundant services to support its brokers.

Professional fees decreased during 2002 due to a reduction in legal fees associated with a reduction in claims and legal actions against the Company. Professional fees decreased during 2001 due to a reduction in legal and accounting fees associated with the registration of the Company's common stock. In addition, the Company was not involved in any significant legal proceedings that resulted in adverse settlements.

The increase in other expenses during 2002 was due to an increase in insurance and regulatory costs. The decrease in other expenses during 2001 is due to cost reductions implemented during 2000 that began to yield significant savings in overhead costs.

Income tax expense decreased in 2002 due a reduction in pre-tax earnings from 2001 amounts. The Company's effective tax rate was 51% for 2002. Income tax expense increased in 2001 due to pre-tax earnings of $1.3 million. The Company's effective tax rate was 38% for 2001.

Effects Of Inflation

The effects of inflation have been minimal on the results of operations and the financial condition of the Company in recent years. However, the rising cost of labor and competitive market for brokers could affect general and administrative costs in the near term.

Recently Issued Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No.
123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to the consolidated financial statements.

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

The Company's trading securities were $5,985,305 in long positions and $985,210 in short positions at December 31, 2002. These trading securities may be exchange listed, Nasdaq, other over-the-counter securities, or securities in which there is limited market activity on both long and short positions. The potential loss in fair value, using a hypothetical 10% decline in prices, is estimated to be $697,000 as of December 31, 2002. A 10% hypothetical decline was used to represent a significant and plausible market change.

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

The information required by Item 8 is set forth in Item 15 of this report.

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

     NAME               AGE                        POSITION
--------------          ---   -------------------------------------------------
John J. Gorman          42    Director, Chairman and Chief Executive Officer
Charles H. Mayer        55    Director, President and Chief Operating Officer
Kurt J. Rechner         42    Chief Financial Officer, Secretary and Treasurer
A. Reed Durant          48    Director of Compliance
John F. Garber          33    Director of Finance
Barry A. Williamson     44    Director
Clark N. Wilson         45    Director

JOHN J. GORMAN. Mr. Gorman became our Chairman of the Board of Directors and Chief Executive Officer in August 1999. He has been the Chairman and Chief Executive Officer of Tejas since July 1997. Mr. Gorman has over 18 years of experience in the brokerage industry. Mr. Gorman became a principal of Tejas on April 18, 1995. From 1988 until joining Tejas, Mr. Gorman worked at APS Financial Inc., most recently as a Senior Vice President. Mr. Gorman served primarily in a broker capacity at APS Financial Inc., a broker-dealer in Austin, Texas. Mr. Gorman has held positions at APS Financial Inc., Landmark Group, Shearson Lehman and Dean Witter. In addition, Mr. Gorman serves on the Board of Directors of Lincoln Heritage Corporation, a publicly traded company. Mr. Gorman is the nephew of Charles H. Mayer through marriage. Mr. Gorman received his B.B.A. from Southern Methodist University in 1983.

CHARLES H. MAYER. Mr. Mayer joined us in September 1999 as the Chief Operating Officer and a Director. Mr. Mayer became our President in December 2000. From 1995 until he joined Tejas, Mr. Mayer was self-employed and managed personal investments in a number of companies not related to the securities industry. From 1990 to 1995, Mr. Mayer was the Managing Director and Chief Information Officer with CS First Boston. Other experience includes 21 years in senior positions with Morgan Stanley, Tech Partners, Salomon Brothers, Lehman Brothers and the Federal Reserve Bank of New York. Mr. Mayer earned a BBA and MBA from Seton Hall University.

KURT J. RECHNER, CPA, CFA. Mr. Rechner became our Chief Financial Officer in January 2000, our Treasurer in September 2000 and our Secretary in September 2002. Mr. Rechner has spent the past 21 years in the financial services industry. Prior to joining Tejas, Mr. Rechner was employed from 1997 through 1999 as an Executive Vice President, Finance & Operations, CFO for Xerox Federal Credit Union. From May 1995 to 1997 Mr. Rechner was the Chief Executive Officer for Prism Capital Management, LLC, which managed a global fixed income hedge fund. From 1990 through May 1995, Mr. Rechner was the Senior Vice President of Accounting and Finance for Security Service Federal Credit Union. Mr. Rechner earned a B.S. in Business Administration from the University of Illinois in 1984 and an M.B.A. from Trinity University in 1985. Mr. Rechner also holds the professional designations of Certified Public Accountant and Chartered Financial Analyst.

A. REED DURANT. Mr. Durant became our Director of Compliance in August 1999. Mr. Durant joined Tejas in November 1998 as the Compliance Director. From January 1996 until joining Tejas, Mr. Durant worked as Senior Compliance Examiner for the NASD in the Regulation and Enforcement area. From 1988 until joining the NASD, Mr. Durant worked at Principal Financial Securities. Mr. Durant brings over 21 years experience in the securities industry, including 8 years as Compliance Director of a 400-broker, 30-branch NYSE member firm. Mr. Durant graduated from Texas Tech University with a BA in economics.

JOHN F. GARBER, CPA. Mr. Garber became our Director of Finance in August 1999. Mr. Garber joined Tejas in October 1998 as Director of Finance. From April 1999 until joining Tejas, Mr. Garber was employed as the Controller for Loewenbaum & Co. Inc., an Austin based broker-dealer. Prior to joining Loewenbaum & Co., Inc. in April 1998, he was employed by KPMG LLP from 1995 to 1998 as a supervising auditor in the financial assurance department. Mr. Garber graduated from the University of Florida in 1992 with a B.S.B.A. in Finance. Mr. Garber holds the professional designation of Certified Public Accountant.

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

BOARD COMMITTEES

The Compensation Committee consists of Barry A. Williamson and Clark N. Wilson. The Compensation Committee administers the Westech Capital Corp. Stock Option Plan. See "-Westech Capital Corp. 1999 Stock Option Plan." The Compensation Committee's responsibilities include:

- making recommendations to the board of directors regarding the Company's policies relating to, and the amounts and terms of all compensation to the Company's executive officers;

- administering and discharging the employee stock plans, option plans and such other compensation plans that are established by the board of directors from time to time;

-        engaging any professional advisors as it deems appropriate; and

- fulfilling such other powers and duties as determined and delegated by the board of directors from time to time.

The Audit Committee was formed in May 2000, and consists of Barry A. Williamson and Clark N. Wilson. The Audit Committee's responsibilities include:

- reviewing, with our independent auditors, the Company's consolidated financial statements and internal accounting controls and the plans and results of the audit engagement;

-        reviewing the independence of the Company's independent auditors;

-        reviewing the adequacy of the Company's internal accounting controls;

- preparing an annual report on executive compensation for inclusion in the Company's proxy statement for the annual meeting of shareholders; and

- fulfilling such other powers and duties as determined and delegated by the board of directors from time to time.

The Company's board of directors has determined that the Company does not have an audit committee financial expert. Our board of directors currently consists of four members, two of whom are independent. We believe our board is comprised of qualified individuals with the business experience necessary to guide the Company. We will continue to seek additional qualified individuals for our board of directors, including potential candidates that will qualify as audit committee financial experts.

All of the members of both the Compensation Committee and the Audit Committee attended all of the meetings during the year.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No executive officer of the Company served as a member of the compensation or similar committee or Board of Directors of any other entity, other than the Company's subsidiaries or those described in Item 13 - Certain Relationships and Related Transactions.

The Company engaged Barry Williamson to act as a consultant for the Company on a month to month basis beginning in October 1999. Under the terms of the original agreement, the Company compensated Mr. Williamson for professional services rendered at a rate of $12,500 per month, plus out of pocket expenses. In 2000, the Company modified the agreement so that Mr. Williamson would receive $6,250 per month for professional services, plus out of pocket expenses. For the year ended December 31, 2000, the total amount paid for services was approximately $113,000. No fees were paid to Mr. Williamson subsequent to 2000.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based on a review of reports filed by the Company's directors, executive officers and beneficial holders of 10% or more of the Company's common stock we believe that all SEC stock ownership reports required to be filed by those reporting persons during 2002 were timely made.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE OFFICER COMPENSATION

The following table sets forth information concerning compensation of our Chief Executive Officer and other highly compensated executive officers whose salary and bonuses exceeded $100,000 for the year ended December 31, 2002, the "named executive officers."

  NAME AND PRINCIPAL
       POSITION              YEAR      SALARY (1)       BONUS     FORGIVEN DEBT    COMMISSIONS
---------------------        ----      ---------     ----------   -------------    -----------
John J. Gorman               2002      $       0     $1,180,000     $       0       $2,049,982
Chairman and Chief           2001              0        250,000             0        3,348,259
Executive Officer            2000              0              0             0        1,983,699

Charles H. Mayer (2)         2002        225,000        671,000        50,000                0
President and Chief          2001        225,000         15,000        50,000                0
Operating Officer            2000        153,000        200,000             0                0

Robert Gillette (3)          2002              0              0             0          305,090
                             2001         16,000              0         1,667          242,287
                             2000         80,000              0         5,000          244,771

Kurt J. Rechner (3)          2002        150,000        135,000             0                0
Chief Financial Officer,     2001        150,000         65,000             0                0
Treasurer and Secretary      2000        146,731         46,000             0                0

John F. Garber               2002         89,583         55,000             0                0
Director of Finance          2001         86,250         11,000             0                0
                             2000         80,000          5,000             0                0

A. Reed Durant               2002         85,000         50,000             0                0
Director of Compliance       2001         85,000         10,000             0            2,230
                             2000         85,000              0             0                0

(1) Does not include certain prerequisites and other personal benefits that are standard in the industry and have a total value of less than the lesser of $50,000 or 10% of the total annual salary, and bonus reported for the named executive officer.

(2)      Mr. Mayer became the President on December 14, 2000.

(3) Mr. Gillette acted as the Treasurer from January 2000 to September 20, 2000, at which point Mr. Rechner was appointed Treasurer. Additionally, Mr. Gillette acted as the Secretary from January 2000 until his resignation from the Company on September 18, 2002, at which point Mr. Rechner was appointed Secretary.

OPTION GRANTS AND EXERCISES

The Company made no grants of options to purchase our common stock during the fiscal year ended December 31, 2002. No stock appreciation rights were granted during 2002.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

The following table provides information concerning unexercised options held as of December 31, 2002 by the named executive officers. No options were exercised during this period.

                                NUMBER OF SECURITIES               VALUE OF UNEXERCISED
                               UNDERLYING UNEXERCISED                  IN-THE-MONEY
                            OPTIONS AT DECEMBER 31, 2002     OPTIONS AT DECEMBER 31, 2002(1)
                          --------------------------------   -------------------------------
        NAME              EXERCISABLE      UNEXERCISABLE     EXERCISABLE       UNEXERCISABLE
-----------------         -----------      -------------     -----------       -------------
John J. Gorman              100,000              --            $    --            $    --
Charles H. Mayer            112,063              --            $    --            $    --
Kurt R. Rechner              10,000              --            $    --            $    --
John F. Garber                   --              --            $    --            $    --
A.Reed Durant                    --              --            $    --            $    --
Robert E. Gillette               --              --            $    --            $    --

(1) The amount set forth represents the difference between the fair market value of the underlying stock on December 31, 2002 and the exercise price of the option. The fair market value was determined by the closing price of $1.25 per share on December 31, 2002.

DIRECTOR COMPENSATION

As part of their incentive to join the Board of Directors, Mr. Wilson and Mr. Williamson were each provided with options to purchase 10,000 shares of common stock. The options were exercisable at $20.00 per share, would have expired on October 15, 2004 and would have vested in three equal installments beginning on October 15, 1999. On April 1, 2002, Mr. Wilson and Mr. Williamson rescinded their claims to the options granted. Currently no other directors receive any form of cash or non-cash compensation for fulfilling their roles on the Board of Directors.

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

The Company did not grant any options under the Stock Option Plan during 2002. The Company had 200,000 options outstanding under the Stock Option Plan as of December 31, 2002. For the year ended December 31, 2001, the Company granted options under the Stock Option Plan to acquire 160,000 shares of common stock, none of which had been exercised, forfeited or canceled during 2001 or 2002. The Company had 365,000 options outstanding under the Stock Option Plan as of December 31, 2001. For the year ended December 31, 2000, the Company granted options under the Stock Option Plan to acquire 151,500 shares of common stock, none of which had been exercised during 2000, 2001 or 2002. Of the options granted, 39,000, 35,000 and 70,000 options were canceled or forfeited during 2000, 2001 and 2002, respectively, due to employee rescission or terminations. The Company had 240,000 options outstanding as of December 31, 2000. Additionally, employees rescinded options to purchase 95,000 shares of common stock issued prior to 2000.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information with respect to ownership of the Company's common stock at March 1, 2003 by each beneficial owner of five percent or more of the common stock; each director; each of the named executive officers; and all directors and officers as a group.

Except as indicated on the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Options exercisable on or before March 1, 2003, are included as shares beneficially owned. For purposes of calculating percent ownership as of March 1, 2003, 1,512,024 shares were issued and outstanding and for any individual who beneficially owns shares represented by options exercisable on or before March 1, 2003, these shares are treated as if outstanding for that person but not for any other person.

                                                              PERCENT
          NAME AND ADDRESS OF                               BENEFICIALLY
           BENEFICIAL OWNER                  NUMBER            OWNED
-------------------------------------      ----------     ---------------
John J. Gorman (1)(2)                        826,334          51.26%
Charles H. Mayer (1)(3)                      155,291           9.56%
Kurt J. Rechner (1)(4)                        10,010            *
Joseph F. Moran (1)                          248,262          16.42%
John R. Ohmstede (5)                          78,944           5.22%
All officers and directors as a group (7   1,004,047          57.90%
total)

----------------------

*    Less than 1%.

(1) The address for Messrs. Gorman, Mayer, Rechner and Moran is 2700 Via Fortuna, Suite 400, Austin, Texas 78746.

(2) Includes 100,000 shares of common stock issuable pursuant to options granted under the 1999 Plan, which are immediately exercisable as of March 1, 2003.

(3) Includes 50,000 shares of common stock issuable pursuant to options granted under the 1999 Plan, which are immediately exercisable as of March 1, 2003. Includes 62,063 shares of common stock issuable pursuant to an option granted outside the 1999 Plan, which are immediately exercisable as of March 1, 2003.

(4) Includes 10,000 shares of common stock issuable pursuant to options granted under the 1999 Plan, which are immediately exercisable as of March 1, 2003.

(5)      The address for Mr. Ohmstede is 5905 Overlook Drive, Austin, Texas
         78731.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

NOTES PAYABLE

The Company received a $500,000 term loan from its bank in October 2002. In exchange for the loan, John Gorman, Chairman and Chief Executive Officer, provided the bank with a personal guarantee, as collateral should the Company default on its obligation. The transaction is described in Item 7 - "Liquidity and Capital Resources."

The Company issued a promissory note in August 2002 in exchange for $1,000,000 from John Gorman, Chairman and Chief Executive Officer. The transaction is described in Item 7 - "Liquidity and Capital Resources."

FIRSTMARK CORP.

In November 2001, John Gorman and Charles Mayer were named to the board of directors of Firstmark Corp. Additionally, Kurt Rechner was appointed the Chief Financial Officer of Firstmark Corp. As of December 31, 2001, John Gorman owned and controlled common stock in Firstmark Corp. with a value in excess of $220,000. In addition, John Gorman was deemed to control stock in Firstmark Corp. worth approximately $390,000, which was owned directly by the Company as of December 31, 2001. In November 2001, the Company entered into a Service Agreement with Firstmark Corp. to provide management support services for $5,000 per month for an initial term of one year (See Note 21 in the accompanying Notes to Consolidated Financial Statements). In May 2002, the Company effectively liquidated its holdings in Firstmark Corp. and John Gorman and Charles Mayer resigned their positions on the board of directors. In August 2002, the Company severed its relationship with Firstmark Corp. Currently, John Gorman owns and controls common stock in Firstmark Corp. with a value in excess of $680,000.

ITEM 14. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Director of Finance, of the effectiveness of the design and operation of our disclosure controls and procedures within 90 days before the filing of this annual report. Based on that evaluation, our management, including our Chief Executive Officer, Chief Financial Officer and Director of Finance, concluded that our disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

Date: March 27, 2003

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated:

        SIGNATURE                                TITLE                    DATE
        ---------                                -----                    ----
/s/ JOHN J. GORMAN
--------------------------           Chief Executive Officer,        March 27, 2003
John J. Gorman                       Chairman of the Board

/s/ CHARLES H. MAYER
--------------------------           President, Chief Operating
Charles H. Mayer                     Officer and Director            March 27, 2003

/s/ KURT J. RECHNER
--------------------------           Chief Financial Officer,
Kurt J. Rechner                      Treasurer and Secretary         March 27, 2003

/s/ JOHN F. GARBER
--------------------------           Director of Finance (Principal
John F. Garber                       Accounting Officer)             March 27, 2003

/s/ BARRY A. WILLIAMSON
--------------------------           Director
Barry A. Williamson                                                  March 27, 2003

/s/ CLARK N. WILSON
--------------------------           Director
Clark N. Wilson                                                      March 27, 2003

                                 CERTIFICATIONS

I, John J. Gorman, certify that:

         1. I have reviewed this annual report on Form 10-K of Westech Capital Corp.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit tostate a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003                                 /s/ JOHN J. GORMAN

                                                     John J. Gorman
                                                     Chief Executive Officer

I, Kurt J. Rechner, certify that:

         1. I have reviewed this annual report on Form 10-K of Westech Capital Corp.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003                                 /s/ KURT J. RECHNER

                                                     Kurt J. Rechner
                                                     Chief Financial Officer

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                        Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

                   (With Independent Auditors' Report Thereon)

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                                      INDEX

                                                                                                                PAGE
Independent Auditors' Report                                                                                      1

FINANCIAL STATEMENTS:

Consolidated Statements of Financial Condition as of December 31, 2002 and 2001                                   2

Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000                        3

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002, 2001
   and 2000                                                                                                       4

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000                        5

Notes to Consolidated Financial Statements                                                                        7

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westech Capital Corp. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

                                                            /s/ KPMG LLP

Austin, Texas
March 15, 2003

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition

                           December 31, 2002 and 2001

                      ASSETS                                           2002             2001
                                                                    ------------      ---------
Cash and cash equivalents                                           $    750,746        547,761
Deposit with clearing organization, restricted                                 -        260,471
Receivable from clearing organization                                          -      1,905,338
Receivables from employees and stockholders                              263,866        494,106
Federal income taxes receivable                                          202,070            973
Securities owned, at market value                                      5,985,305      3,011,667
Other investments                                                      1,250,000              -
Property and equipment, net                                              333,800        478,086
Deferred tax asset, net                                                   74,990         84,915
Goodwill                                                                 138,215        138,215
Prepaid expenses and other assets                                        275,946        318,976
                                                                    ------------      ---------
           Total assets                                             $  9,274,938      7,240,508
                                                                    ============      =========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable, accrued expenses and other liabilities            $  2,380,552      3,183,904
Securities sold, not yet purchased                                       985,210        332,581
Payable to clearing organization                                         971,651              -
Notes payable                                                          1,623,450        500,000
Note payable to stockholder                                              800,000              -
Subordinated debt - related party                                              -      1,000,000
                                                                    ------------      ---------
           Total liabilities                                           6,760,863      5,016,485
                                                                    ------------      ---------

Commitments and contingencies

Stockholders' equity:
    Common stock, $0.001 par value
       10,000,000 and 50,000,000 shares authorized in 2002
       and 2001, respectively; 1,512,024 issued and outstanding
       in 2002 and 2001                                                    1,512          1,512
    Additional paid in capital                                         2,222,281      2,222,281
    Retained earnings                                                    290,282            230
                                                                    ------------      ---------
           Total stockholders' equity                                  2,514,075      2,224,023
                                                                    ------------      ---------
           Total liabilities and stockholders' equity               $  9,274,938      7,240,508
                                                                    ============      =========

See accompanying notes to consolidated financial statements.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                      Consolidated Statements of Operations

              For the Years Ended December 31, 2002, 2001 and 2000

                                                                           2002            2001           2000
                                                                       ------------     ----------     ----------
Revenue:
   Commissions                                                         $ 19,467,276     25,615,989     16,818,686
   Underwriting and investment banking income                               335,663        316,927      1,831,326
   Net dealer inventory and investment income
       (loss), net of trading interest expense of
       $51,484, $120,976 and $151,946,
       respectively                                                       1,296,933       (630,687)    (4,076,629)
   Other income                                                             135,055         25,920        135,902
                                                                       ------------     ----------     ----------
           Total revenue                                                 21,234,927     25,328,149     14,709,285
                                                                       ------------     ----------     ----------

Expenses:
   Commissions, employee compensation
       and benefits                                                      15,667,467     18,666,284     13,954,116
   Clearing and floor brokerage                                             412,657        412,819        965,889
   Communications and occupancy                                           1,631,136      1,645,693      2,033,463
   Professional fees                                                        704,718      1,169,474      1,868,244
   Interest, including $106,461, $143,266 and
       $125,466, respectively, to related parties                           212,484        229,226        194,503
   Other                                                                  2,018,213      1,894,971      2,556,732
                                                                       ------------     ----------     ----------
           Total expenses                                                20,646,675     24,018,467     21,572,947
                                                                       ------------     ----------     ----------

           Income (loss) before income tax expense
                (benefit) and minority interest                             588,252      1,309,682     (6,863,662)

Income tax expense (benefit)                                                298,200        495,474     (2,214,012)
                                                                       ------------     ----------     ----------
           Income (loss) before minority interest                           290,052        814,208     (4,649,650)

Minority interest                                                                --        (18,814)      (650,510)
                                                                       ------------     ----------     ----------

           Net income (loss)                                           $    290,052        833,022     (3,999,140)
                                                                       ============     ==========     ==========

Earnings (loss) per share:
   Basic                                                               $       0.19           0.62          (3.17)
                                                                       ============     ==========     ==========
   Diluted                                                             $       0.19           0.53          (3.17)
                                                                       ============     ==========     ==========

Weighted average shares outstanding:
   Basic                                                                  1,512,024      1,348,097      1,261,721
                                                                       ============     ==========     ==========
   Diluted                                                                1,525,703      1,546,112      1,261,721
                                                                       ============     ==========     ==========

See accompanying notes to consolidated financial statements.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

              For the Years Ended December 31, 2002, 2001 and 2000

                                                                      ADDITIONAL
                                                       COMMON          PAID IN          RETAINED EARNINGS
                                           SHARES       STOCK          CAPITAL        (ACCUMULATED DEFICIT)       TOTAL
                                         ---------   ------------     ----------      ---------------------     ----------
Balance at December 31, 1999             1,253,721   $      1,254      1,680,756             3,166,348          (4,848,358
Stock issuances                             12,413             12         49,988                     -              50,000
Net loss                                         -              -              -            (3,999,140)         (3,999,140)
                                         ---------   ------------      ---------            ----------          ----------
Balance at December 31, 2000             1,266,134          1,266      1,730,744              (832,792)            899,218
Acquisition of minority interest           245,890            246        491,537                     -             491,783
Net income                                       -              -              -               833,022             833,022
                                         ---------   ------------      ---------            ----------          ----------
Balance at December 31, 2001             1,512,024          1,512      2,222,281                   230           2,224,023
Net income                                       -              -              -               290,052             290,052
                                         ---------   ------------      ---------            ----------          ----------
Balance at December 31, 2002             1,512,024   $      1,512      2,222,281               290,282           2,514,075
                                         =========   ============      =========            ==========          ==========

See accompanying notes to consolidated financial statements.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

              For the Years Ended December 31, 2002, 2001 and 2000

                                                                           2002            2001           2000
                                                                       ------------     ----------     ----------
Cash flows from operating activities:
  Net income (loss)                                                    $    290,052        833,022     (3,999,140)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Deferred tax expense (benefit)                                            9,925        386,637       (417,466)
    Depreciation and amortization expense                                   132,067        139,652        141,660
    Non-cash compensation expense                                            50,000         86,500         75,000
    Loss on disposition of property and equipment                            22,388              -              -
    Minority interest                                                             -        (18,814)      (650,510)
    Decrease (increase) in deposit with clearing organization               260,471        (10,471)      (150,000)
    Net change in receivable from/payable to clearing
      organization                                                        2,876,989     (1,626,382)    (1,934,963)
    Decrease (increase) in receivable from employees
      and stockholders                                                      180,240       (246,406)       268,254
    (Increase) decrease in Federal income taxes receivable                 (201,097)     1,807,241     (1,808,214)
    (Increase) decrease in securities owned                              (2,973,638)      (578,645)     3,774,726
    Decrease (increase) in prepaid expenses and other assets                 43,030        (75,460)       353,537
    (Increase) decrease in other investments                             (1,250,000)             -        932,253
    (Decrease) increase in accounts payable, accrued
      expenses and other liabilities                                       (803,352)     1,314,083       (171,378)
    Increase (decrease) in securities sold, not yet purchased               652,629       (113,497)       258,138
    Decrease in Federal income taxes payable                                      -              -       (863,821)
                                                                       ------------     ----------     ----------
      Net cash provided by (used in) operating activities                  (710,296)     1,897,460     (4,191,924)
                                                                       ------------     ----------     ----------

Cash flows from investing activities:
  Proceeds from sale of property and equipment                                    -              -         63,684
  Purchase of property and equipment                                        (10,169)       (77,261)      (422,540)
                                                                       ------------     ----------     ----------
      Net cash used in investing activities                                 (10,169)       (77,261)      (358,856)
                                                                       ------------     ----------     ----------

Cash flows from financing activities:
  (Repayment of) proceeds from notes payable                              1,123,450     (1,000,000)     1,500,000
  (Repayment of) proceeds from notes payable to stockholders                800,000       (750,000)       750,000
  Repayment of subordinated debt - related party                         (1,000,000)             -              -
  Subscription collected                                                          -              -          1,167
  Purchase of minority interest shares                                            -         (5,000)             -
  Proceeds from stock issuances                                                   -              -         50,000
                                                                       ------------     ----------     ----------
      Net cash provided by (used in) financing activities                   923,450     (1,755,000)     2,301,167
                                                                       ------------     ----------     ----------

                                                                     (Continued)

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

              For the Years Ended December 31, 2002, 2001 and 2000

      Net increase (decrease) in cash and cash
        equivalents                                                    $    202,985         65,199     (2,249,613)

Cash and cash equivalents at beginning of year                              547,761        482,562      2,732,175
                                                                       ------------        -------     ----------
Cash and cash equivalents at end of year                               $    750,746        547,761        482,562
                                                                       ============        =======     ==========

Supplemental disclosures:
  Interest paid                                                        $    212,484        360,352        336,299
  Taxes paid                                                           $    480,500        127,500      1,003,749

Summary of non-cash transactions:

In August 2001, the minority interest shareholders of Tejas Securities exchanged their shares of Tejas Securities common stock for those of the Company at a ratio of .24825 to one. As a result, the Company issued a total of 245,890 shares of its common stock and Tejas Securities became an indirect wholly owned subsidiary. In addition, the Company recognized $138,215 in goodwill.

In March 2001, the Company restructured its line of credit with a bank. In exchange for a $500,000 principal reduction and interest being brought current, the line of credit was converted into a term loan in the amount of $1,000,000. (Note 9)

During 2002, 2001 and 2000, the Company forgave $50,000, $86,500 and $25,000, respectively, of receivables from employees and stockholders, which has been recorded as compensation expense. During 2000, the Company forgave $50,000 of common stock subscription receivable related to shares issued by Tejas Securities in 1999. The subscription receivable was from a former employee and has been recorded as compensation expense. (Note 4)

See accompanying notes to consolidated financial statements.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

(1)      ORGANIZATION AND BASIS OF PRESENTATION

         Westech Capital Corp., a Delaware corporation, is a holding company whose only significant operating subsidiary is Tejas Securities Group, Inc., a Texas corporation ("Tejas Securities"). Tejas Securities is engaged in the business of providing brokerage and related financial services to institutional and retail customers nationwide.

         Westech Capital Corp. was incorporated as a shell corporation in New York on July 18, 1990, and made an initial public offering in November 1991. Westech Capital Corp. was acquired by Tejas Securities in a reverse merger ("Merger") effected on August 27, 1999. Pursuant to an Agreement and Plan of Merger, Tejas Securities Group Holding Company ("Tejas Holding"), a Texas corporation, holding approximately 81% of Tejas Securities, became a wholly-owned subsidiary of Westech Capital Corp. In April 2001, Westech Capital Corp. reincorporated from New York to Delaware. On August 29, 2001, the minority interest shareholders of Tejas Securities exchanged their shares of Tejas Securities common stock for restricted stock of Westech Capital Corp. As a result, Westech Capital Corp. owns, directly or through Tejas Holding, 100% of Tejas Securities as of December 31, 2002 and 2001.

         Effective June 29, 2001, Westech Capital Corp. completed a 10-for-1 reverse stock split. As a result of this stock split, earnings (loss) per share amounts and all share amounts for prior periods have been restated to reflect the shares outstanding as though the stock split had taken effect in the earliest year presented.

         Effective June 20, 2002, Westech Captial Corp. amended its certificate of incorporation to decrease the number of shares of common stock that it has the authority to issue from 50,000,000 to 10,000,000.

         Tejas Securities is registered as a broker and dealer in securities with the National Association of Securities Dealers, Inc. and clears its transactions on a fully disclosed basis through Correspondent Services Corporation. Tejas Securities' headquarters are located in Austin, Texas. In June 2000, Tejas Securities dissolved its wholly-owned operating subsidiary, Tejas Securities Group - East, LLC ("Tejas - East"), a Georgia limited liability company. The operations of the Atlanta, Georgia office are included as a division of Tejas Securities subsequent to June 2000. TSG Capital, LLC, a wholly-owned subsidiary of Tejas Securities, was formed in 1999 to be the general partner in TSG Internet Fund I, Ltd (the "Fund"), an investment hedge fund managed by Tejas Securities. TSG Capital, LLC elected to liquidate the Fund effective December 15, 2000 and TSG Capital, LLC ceased to be an operating entity as of December 31, 2000.

         References to the Company within the accompanying notes to the consolidated financial statements are to Westech Capital Corp. and subsidiaries.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)      PRINCIPLES OF CONSOLIDATION

                  The accompanying consolidated financial statements reflect the consolidated accounts of the Company and its first and second tier subsidiaries, Tejas Holding and Tejas Securities. All significant intercompany accounts and transactions have been eliminated in consolidation.

                                                                     (Continued)

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

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

                  A certificate of deposit was pledged by the Company as security on an irrevocable letter of credit issued in conjunction with the Atlanta office lease in the amount of approximately $92,000 as of December 31, 2001. The irrevocable letter of credit was cancelled in 2002, and the certificate of deposit was released to the Company.

         (e)      SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

                  Long and short positions in securities are reported at fair value. Securities with readily determinable market values are based on quoted market prices. Securities with limited market activity for which quoted market values are not readily determinable are based on management's best estimate which may include dealer price quotations and price quotations for similar instruments traded. The difference between cost and fair value has been included in net dealer inventory and investment income (loss). These investments are subject to the risk of failure of the issuer and the risk of changes in market value based on the ability to trade such securities on the open market.

         (f)      PROPERTY AND EQUIPMENT

                  Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets. Estimated useful lives for equipment approximate those used for Federal income tax purposes and range from 3 to 7 years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the improvements or the terms of the related leases.

                                                                     (Continued)

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

                  The Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, on January 1, 2002. The adoption of SFAS No. 144 did not affect the Company's consolidated financial statements. In accordance with SFAS No. 144, long-lived assets, such as property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the statements of financial condition and reported at the lower of the carrying amount or fair value less costs to sell, and would be no longer depreciated.

         (g)      GOODWILL

                  Goodwill represents the excess of costs over fair value of assets of businesses acquired and was recorded in connection with the Company's acquisition of the minority interest of Tejas Securities in August, 2001. The Company adopted certain provisions of SFAS No. 142 ("SFAS no. 142"), Goodwill and Other Intangible Assets, as of July 1, 2001 and the remaining provisions of SFAS No. 142 as of January 1, 2002. Goodwill and other intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.

         (h)      REPURCHASE AND RESALE AGREEMENTS

                  Repurchase and resale agreements are treated as financing transactions and are carried at the amounts at which the securities will be subsequently reacquired or resold as specified in the respective agreements. There were no repurchase or resale agreements outstanding at December 31, 2002 or 2001.

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

                                                                     (Continued)

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

(K)      STOCK-BASED COMPENSATION

         In December 2002, the Financial Accounting Standards Board issued SFAS No. 148 ("SFAS 148"), Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS 148 amends Financial Accounting Standards Board Statement No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirement of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the fair value based method of accounting for stock-based employee compensation for those companies that have elected to continue to apply Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees. The Company has elected to continue to apply the provision of APB 25 to its fixed-plan stock options. The adoption of SFAS 148 did not have an impact on the Company's consolidated financial statements.

                                                                     (Continued)

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

         The following table illustrates the effect on net income (loss) if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

                                                                      YEAR ENDED DECEMBER 31,
                                                       2002                      2001                    2000
                                                  ---------------              --------               ----------
Net income (loss) as reported
  for basic                                       $       290,052               833,022               (3,999,140)

Deduct or add stock-based
  compensation expense
  determined under the fair
  value based method                                      (50,930)             (178,775)                (140,600)
                                                  ---------------              --------               ----------

Pro forma net income (loss)
  for basic                                       $       239,122               654,247               (4,139,740)
                                                  ===============              ========               ==========
Net income (loss) as reported
   for diluted (Note 15)                          $       290,052               814,208               (3,999,140)

Deduct or add stock-based
  compensation expense
  determined under the fair
  value based method                                      (50,930)             (178,775)                (140,600)
                                                  ---------------              --------               ----------

Pro forma net income (loss)
   for diluted                                    $       239,122               635,433               (4,139,740)
                                                  ===============              ========               ==========
Earnings (loss) per share as reported:
    Basic                                         $          0.19                  0.62                    (3.17)
    Diluted                                       $          0.19                  0.53                    (3.17)

Pro forma earnings (loss) per share:
    Basic                                         $          0.16                  0.49                    (3.28)
    Diluted                                       $          0.16                  0.41                    (3.28)

                                                                     (Continued)

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

(3)      RECEIVABLES FROM AND PAYABLES TO CLEARING ORGANIZATION

         At December 31, 2002 and 2001, the Company had net receivables from and payables to its clearing organization consisting of the following:

                                                                  2002                                 2001
                                                            ----------------                        ---------
Receivable:

     Receivable from clearing organization                  $              -                        1,232,038
     Fees and commissions receivable                                       -                          673,300
                                                            ----------------                        ---------
                                                            $              -                        1,905,338
                                                            ================                        =========
Payable:

     Payable to clearing organization                       $        971,651                                -
                                                            ================                        =========

(4)      RECEIVABLES FROM EMPLOYEES AND STOCKHOLDERS

         The Company makes advances to certain employees in months when their commission payout does not meet a predetermined amount. As of December 31, 2002 and 2001, approximately $63,000 and $320,000, respectively, had been advanced to employees and officers under this agreement. These receivables are to be repaid through reductions of future commissions or bonuses. During 2002, the Company forgave approximately $17,000 in receivables from employees. During 2001, the Company forgave approximately $4,000 in receivables from employees and stockholders. The amounts forgiven are included in compensation expense in the accompanying consolidated statements of operations.

         During 1999 the Company received a $200,000 note from an officer of the Company. The note bears no interest and was due on demand if the officer resigned as an employee of the Company prior to December 31, 2000. Under the terms of the note, matured unpaid principal and interest shall bear interest at the lesser of 5.55% per annum or the maximum rate allowed by law from the earlier of December 31, 2000 or the officer's voluntary termination. Effective January 1, 2001, the Company agreed to forgive the note in $50,000 increments beginning in December 2001 and continuing through December 2004, as long as the officer remains an employee of the Company. Forgiven amounts are included in compensation expense in the accompanying consolidated statements of operations. The balance of the note was $100,000 as of December 31, 2002.

         During 1999, the Company received a $50,000 note from an employee and stockholder of the Company to supplement the employee's commission payout during 1999. The note bears interest of 8% per annum, and was due and payable on August 27, 2002. The maturity date of the note was extended for one year in August 2002. During 2001, the Company forgave $25,000 of the note, which is included in compensation expense in the accompanying consolidated statements of operations. The note is secured by a stock pledge agreement for the employee's shares issued by the Company. The balance of the note was approximately $23,000 as of December 31, 2002.

         During 1999, the Company received a $50,000 note from an employee for 50,000 shares of Tejas Securities common stock (12,413 shares of the Company's common stock giving effect to the Merger). The note accrued no interest and was due and payable on June 1, 2000. In June 2000, the Company forgave the $50,000 note and included the amount in compensation expense in the accompanying consolidated statements of operations.

                                                                     (Continued)
                                       12

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

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

         In April 2002, the Company received a $25,000 note from an employee. The note accrues no interest and is due and payable on April 12, 2003. If the note is not paid on April 12, 2003, it will begin to accrue interest at the lesser of 5.55% per annum or the maximum rate allowed by law, until paid.

         Notes receivable and related party receivables are included in receivables from employees and stockholders in the accompanying statements of financial condition.

(5)      SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

         At December 31, 2002 and 2001, securities owned and sold, not yet purchased consisted of the following:

                                                    2002                                         2001
                                    --------------------------------------          -----------------------------
                                                                   SOLD,                                  SOLD,
                                                                  NOT YET                                NOT YET
                                          OWNED                  PURCHASED            OWNED             PURCHASED
                                    -----------------            ---------          ---------           ---------
State and municipal
  obligations                       $       1,511,086              20,844              86,200                  -
US Government bonds                           275,550             608,864             395,784                  -
Corporate bonds and notes                   2,890,959             177,940           1,462,566             93,240
Equity securities                           1,307,710             177,562           1,067,117            239,341
                                    -----------------             -------           ---------            -------

                                    $       5,985,305             985,210           3,011,667            332,581
                                    =================             =======           =========            =======

                                                                     (Continued)

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

(6)      OTHER INVESTMENTS

         In 1999, certain owners and directors of the Company established TSG Capital, LLC, a Texas limited liability company, for the purpose of acting as general partner of TSG Internet Fund I, Ltd. (the "Fund"), a Texas Limited Partnership. TSG Capital, LLC (the "General Partner") received a quarterly management fee based on the average monthly net asset value of the Fund and a performance fee based on the annual net profits of the Fund. These fees were in turn paid to the Company in exchange for providing services to the General Partner for investment management, compliance and accounting and reporting. For the year ended December 31, 2000, the Company recognized approximately $79,000 in management fees, which is included in other income in the accompanying consolidated statements of operations, and did not earn a performance fee. Additionally, the Company received placement fees relating to a secondary private placement of limited partnership interests totaling approximately $230,000 for the year ended December 31, 2000. Placement fees are included in underwriting and investment banking income in the accompanying consolidated statements of operations. During 2000, the Company elected to withdraw its investment holdings in the Fund and, as a result, recorded a loss of $310,726 during 2000 related to its investment in the Fund. On December 1, 2000, the General Partner elected to dissolve and liquidate the Fund effective December 15, 2000.

         In March 2002, the Company entered into a term loan agreement with a bank to borrow $2,500,000 for operating purposes of Tejas Securities. The loan was originally due and payable on demand or by March 15, 2003 if no demand was made. The loan accrues interest at a rate of 5.50% per annum, and is to be paid on a monthly basis. The Company paid approximately $85,000 in interest related to this for the year ended December 31, 2002. Tejas Securities purchased a certificate of deposit in a like amount as collateral for the loan, of which the balance as of December 31, 2002 of $1,250,000 is included in other investments. During 2002, the Company repaid $1,100,000 of the loan from the bank through its own financing arrangements. The bank in turn released from collateralization $1,100,000 of the certificate of deposit to Tejas Securities, of which $1,000,000 was used for operations of the Company, including repayment of $500,000 of the Company's subordinated debt (Note 11). The remaining $100,000 was not redeemed and is included in other investments at December 31, 2002. In addition, the Company repaid $250,000 of a loan from the bank through the redemption of $250,000 of the certificate of deposit during 2002. As of December 31, 2002, the term loan agreement balance is $1,150,000, which is collateralized in a like amount with the certificate of deposit. On March 15, 2003, the Company extended the maturity date of the loan to March 15, 2004.

(7)      PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                                                   DECEMBER 31,
                                                                   ------------------------------------------
                                                                         2002                         2001
                                                                   ---------------                  ---------
Furniture and equipment                                            $       394,559                    423,812
Leasehold improvements                                                     346,244                    353,088
                                                                   ---------------                  ---------
                                                                           740,803                    776,900
Accumulated depreciation and amortization                                 (407,003)                  (298,814)
                                                                   ---------------                  ---------
                                                                   $       333,800                    478,086
                                                                   ===============                  =========

                                                                     (Continued)

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

(8)      ACCRUED COMMISSIONS AND BONUSES

         Accrued commissions and bonuses are included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated statements of financial condition.

         As of December 31, 2002 and 2001, the Company has accrued $1,243,197 and $1,280,128, respectively, in commissions and related payroll taxes payable.

         The Company pays bonuses to its employees and officers at interim periods and year-end. Accrued bonuses as of December 31, 2002 and 2001 were $300,000 and $1,000,000, respectively. During 2002 and 2001, an officer of the Company received approximately $80,000 and $200,000, respectively, as part of his contractual compensation which was based on the Company's operating performance. Management of the Company reviews both contractual and discretionary amounts, with discretionary amounts approved by the Compensation Committee of the Company.

(9)      NOTES PAYABLE

         The Company had a $1,500,000 line of credit with a bank at December 31, 2000. On March 6, 2001, the Company restructured its line of credit. In exchange for a $500,000 principal reduction and interest being paid to the restructure date, the line of credit was converted into a term loan in the amount of $1,000,000. The term loan was secured by the common stock of the Company's primary operating subsidiary, Tejas Securities, as well as the personal guaranty of an officer of the Company. Additionally, there were no financial covenants governing the term loan. The balance of this note was $500,000 at December 31, 2001. The modified note matured April 1, 2002 and required monthly payments of $50,000 plus accrued interest with payments beginning April 1, 2001 through maturity of the note on April 1, 2002 when all unpaid principal plus interest became due and payable. On April 1, 2002, the Company extended the maturity date of the note through November 1, 2002. There were no changes in the security or covenants of the restructured term loan. Under the restructured terms, the Company continued to make monthly payments of $50,000 plus accrued interest. The note was paid in full on August 15, 2002. The Company incurred approximately $13,000, $86,000 and $69,000 in interest related to this debt for the years ended December 31, 2002, 2001 and 2000, respectively.

         In March 2002, the Company entered into a term loan agreement with a bank to borrow $2,500,000 for operating purposes at Tejas Securities (Note 6).

         On July 31, 2002, the Company entered into an agreement with a bank to borrow $250,000 for short-term operating purposes at Tejas Securities. The loan was due and payable in a single payment on October 1, 2002, and accrued interest at 7% per annum. The loan was secured by the common stock of the Company's primary operating subsidiary, Tejas Securities. The loan plus accrued interest of approximately $1,000 was paid in full on August 15, 2002.

         On October 30, 2002, the Company entered into a loan agreement with a bank to borrow $500,000 for operating purposes at Tejas Securities. The loan is due on demand or by May 1, 2004 if no demand is made. The loan accrues interest at prime plus 1.5% and is to be paid in equal monthly payments commencing on December 1, 2002. The loan is secured by the common stock of the Company's primary operating subsidiary, Tejas Securities, as well as the personal guaranty of an officer of the Company. The Company paid interest of approximately $6,000 during 2002 in relation to this debt. The balance on the loan agreement was $473,450 as of December 31, 2002.

                                                                     (Continued)

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

(10)     NOTES PAYABLE TO STOCKHOLDERS

         During 2000, the Company issued an unsecured short-term demand note to an officer of the Company in return for $500,000. Also in 2000, the Company issued an additional unsecured short-term demand note to another officer of the Company in return for $250,000. The short-term demand notes bore interest of 9.50% per annum and were due and payable, with accrued interest, on February 7, 2001. The Company incurred approximately $6,700 and $3,400, respectively, in interest related to these debts for the year ended December 31, 2000. Effective February 7, 2001, the Company restructured the short-term demand notes into term notes with new maturity dates of March 7, 2002. The restructured short-term demand notes bore interest at 9% per annum, with payment due upon maturity. The $500,000 note was paid in full in May 2001, including accrued interest. The $250,000 note was paid in full in June 2001, including accrued interest. The Company incurred approximately $19,000 and $10,000, respectively, in interest related to these debts for the year ended December 31, 2001.

         On August 8, 2002, the Company entered into an unsecured promissory note agreement with an officer of the Company to borrow $1,000,000. Under the terms of the promissory note, the Company will make twenty monthly installment payments of $50,000, plus accrued interest, beginning on September 8, 2002. The promissory note accrues interest at 11.5% per annum. The Company paid interest of approximately $41,000 during 2002 in relation to this debt. The balance on the promissory note agreement was $800,000 as of December 31, 2002.

(11)     SUBORDINATED DEBT - RELATED PARTY

         The Company had $1,000,000 in debt subordinated to claims of general creditors as of December 31, 2001. The subordinated debt was originally due November 1, 2001, accrued interest at 11.5 percent and was owed to a director of the Company. Interest was paid monthly. On February 27, 2001, the Company's subordinated debt was restructured. The holder of the debt granted the Company an option to extend the maturity of the subordinated debt at its discretion for a period of at least one year not to exceed three years. In consideration for this option, the Company paid $20,000 to the holder of the debt. In November 2001, the Company exercised its option to extend the maturity of the subordinated debt through November 1, 2002. On July 1, 2002, the Company repaid $500,000 of the subordinated debt, and repaid the remaining $500,000 on August 20, 2002. The Company incurred $65,219, $115,000 and $115,315 in interest related to this debt for the years ended December 31, 2002, 2001 and 2000, respectively.

(12)     FAIR VALUE OF FINANCIAL INSTRUMENTS

         Substantially all of the Company's financial assets and liabilities are carried at market value or at amounts which, because of their short-term nature or because they carry market rates of interest, approximate current fair value. The Company's notes payable, if recalculated based on current interest rates, would not significantly differ from the amounts recorded at December 31, 2002 and 2001.

                                                                     (Continued)

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

(13)     INCOME TAXES

         The Company files a consolidated tax return. Income tax expense (benefit) consists of the following:

                                                           2002                       2001                  2000
                                                     ---------------                 -------             ----------
Federal
  Current                                            $       248,903                  72,780             (1,767,531)
  Deferred                                                    13,473                 361,204               (394,270)
State
  Current                                                     39,372                  36,057                (29,015)
  Deferred                                                    (3,548)                 25,433                (23,196)
                                                     ---------------                 -------             ----------

                                                     $       298,200                 495,474             (2,214,012)
                                                     ===============                 =======             ==========

         A reconciliation of expected income tax expense (benefit) (computed by applying the statutory income tax rate of 34% to income (loss) before income tax expense (benefit) and minority interest) to total tax expense (benefit) in the accompanying consolidated statements of operations follows:

                                                           2002                        2001                 2000
                                                     ---------------                 -------             ----------
Expected federal income expense (benefit)            $       200,006                 445,292             (2,333,645)
Meals and entertainment                                       46,094                  19,486                 27,578
State income tax                                              23,644                  40,583                (34,459
Change in valuation allowance                                      -                       -                 48,902
Other, net                                                    28,456                  (9,887)                77,612
                                                     ---------------                 -------             ----------
                                                     $       298,200                 495,474             (2,214,012)
                                                     ===============                 =======             ==========

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2002 and 2001 are as follows:

                                                                             2002                         2001
                                                                       ---------------                  -------
Deferred tax assets:
  Capital loss carryforward                                            $        51,078                   50,644
  Accrued expenses                                                              37,649                   32,037
  Other                                                                         35,165                   51,136
                                                                       ---------------                  -------
  Gross deferred tax assets                                                    123,892                  133,817
  Valuation allowance                                                          (48,902)                 (48,902)
                                                                       ---------------                  -------

Net deferred tax asset                                                 $        74,990                   84,915
                                                                       ===============                  =======

                                                                     (Continued)

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences net of the existing valuation allowances at December 31, 2001 and 2000. For the year ended December 31, 2002, the Company did not recognize change in valuation allowance for capital loss carryforwards. At December 31, 2002, the Company had a capital loss carryforward of approximately $144,000, which expires in 2005.

(14)     PROFIT SHARING AND STOCK OPTION PLANS

         PROFIT SHARING PLAN

         In 1997, the Company instituted a profit sharing plan under section 401(k) of the Internal Revenue Code. The plan allows all employees who are over 21 years old to defer a predetermined portion of their compensation for federal income tax purposes. Contributions by the Company are discretionary. During 2002, the Company contributed approximately $173,000 to the employee profit sharing plan. No contributions were made for 2001 or 2000.

         STOCK OPTION PLANS

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

                                                                     (Continued)

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

         Tejas Securities' board of directors cancelled options to purchase 300,000 shares of Tejas Securities common stock (74,475 shares of the Company's common stock giving effect to the Merger) and warrants to purchase 225,000 shares of Tejas Securities' common stock (55,856 shares of the Company's common stock giving effect to the Merger) as of December 31, 1999. Effective January 1, 2000, the Company issued options to purchase 130,331 shares of the Company's common stock outside of the Company's 1999 Plan. The options to purchase 130,331 shares of the Company's common stock were issued with substantially the same terms as those originally issued by Tejas Securities and were accounted for as a non-substantive exchange. The purchase price of the common stock ranges from $4.00 to $10.67 per share. In May 2000, an employee of the Company exercised non-qualified stock options to purchase 12,412 shares of the Company's common stock at $4.00 per share.

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

         A summary of the Company's stock option and warrant activity, and related information for the years ended December 31, follows.

                                    2002                             2001                             2000
                          -------------------------        ------------------------         -----------------------
                                           WEIGHTED                        WEIGHTED                        WEIGHTED
                                           AVERAGE                          AVERAGE                        AVERAGE
                                           EXERCISE                        EXERCISE                        EXERCISE
                           OPTIONS          PRICE           OPTIONS         PRICE            OPTIONS         PRICE
                          ---------        --------        --------        --------         --------       --------
Outstanding -
  beginning of year         482,919        $  11.45         357,919        $  12.80          142,500       $  20.04
Granted                           -               -         160,000        $   2.50          281,831       $  15.20
Exercised                         -               -               -        $   0.00          (12,412)      $   4.00
Forfeited                  (220,856)       $  18.47         (30,000)       $  22.50             (500)      $  20.00
Canceled                          -               -          (5,000)       $  50.00          (53,500)      $  20.00
Outstanding - end of
  year                      262,063        $   5.53         482,919        $  11.45          357,919       $  16.90
                          =========        ========        ========        ========         ========       ========

Exercisable - end of
  year                      262,063        $   5.53         431,252        $  10.22          202,919       $  12.80
                          =========        ========        ========        ========         ========       ========

                                                                     (Continued)

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

         The weighted average fair value of Company stock options, calculated using the Black Scholes option pricing model, granted during the years ended December 31, 2002, 2001, and 2000 were $0.76, $1.36 and $2.10 per option, respectively.

         The fair value of the options used to compute the pro forma amounts (Note 2k) is estimated using the Black Scholes option-pricing model with the following assumptions:

                                                          2002                      2001                     2000
                                                         -------                   -------                  -------
Risk-free interest rate                                     4.25%                     4.54%                    5.51%
Expected holding period                                  3 years                   3 years                  3 years
Expected volatility                                         .001                      .001                     .001
Expected dividend yield                                     0.00%                     0.00%                    0.00%

         The following table summarizes the Company's options outstanding and exercisable options at December 31, 2002:

                                                                                        STOCK OPTIONS
                                       STOCK OPTIONS OUTSTANDING                         EXERCISABLE
                            ----------------------------------------------       ----------------------------
                                             AVERAGE           WEIGHTED                          WEIGHTED
                                            REMAINING          AVERAGE                           AVERAGE
                                           CONTRACTUAL         EXERCISE                          EXERCISE
EXERCISE PRICE               SHARES            LIFE             PRICE             SHARES          PRICE
--------------              -------        -----------      --------------       ---------    ---------------
    $ 2.50                  160,000         3.4 years           $ 2.50             160,000        $ 2.50
    $ 4.00                   62,063         2.0 years           $ 4.00              62,063        $ 4.00
    $20.00                   40,000         1.8 years           $20.00              40,000        $20.00

                            -------        -----------      --------------       ---------    ---------------

                            262,063                                                262,063
                            =======                                              =========

                                                                     (Continued)

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

(15)     EARNINGS (LOSS) PER SHARE

         Basic earnings (loss) per share are based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings (loss) per share reflects dilution from all contingently issuable shares, including options issued during 2002, 2001 and 2000. Contingently issuable shares are not included in the weighted average number of shares when the inclusion would increase net income per share or decrease the loss per share.

         Earnings (loss) per share is calculated as follows.

                                                              2002                  2001                 2000
                                                          ------------            ---------           ----------
Basic earnings (loss) per share:
Net income (loss)                                         $    290,052              833,022           (3,999,140)
Weighted average shares outstanding                          1,512,024            1,348,097            1,261,721

Basic earnings (loss) per share                           $       0.19                 0.62                (3.17)
                                                          ============            =========           ==========
Diluted earnings (loss) per share:
Net income (loss)                                         $    290,052              833,022           (3,999,140)
   Impact of assumed conversion of subsidiary
     stock and recognition of minority interest                      -              (18,814)                   -
                                                          ------------            ---------           ----------
   Income (loss) available to common stockholders
   after assumed conversions                              $    290,052              814,208           (3,999,140)
                                                          ============            =========           ==========

Weighted average shares outstanding                          1,512,024            1,348,097            1,261,721
Effect of dilutive securities:
   Options                                                      13,679               21,489                    -
   Assumed conversion of subsidiary stock                            -              167,641                    -
   Application of treasury stock method to
     subscriptions receivable                                        -                8,885                    -
                                                          ------------            ---------           ----------
Weighted average shares outstanding                          1,525,703            1,546,112            1,261,721
                                                          ============            =========           ==========
Diluted earnings (loss) per share                         $       0.19                 0.53                (3.17)
                                                          ============            =========           ==========

                                                                     (Continued)

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

         The Company has included the dilutive effect of 222,063 and 160,000 shares of the Company's common stock for the years ended December 31, 2002 and 2001, respectively, in the computation of diluted earnings
         (loss) per share. Of the 222,063 and 160,000 options issued by the Company, 13,679 and 21,489 shares are included as dilutive securities on a weighted average basis for the years ended December 31, 2002 and 2001, respectively. Options to purchase 40,000, 322,919 and 357,919 shares of the Company's common stock for the years ended December 31, 2002, 2001 and 2000, respectively, were not included in the computation of diluted earnings (loss) per share because the options were antidilutive.

         The Company has included the dilutive effects of shares of Tejas Securities' common stock for the year ended December 31, 2001. Tejas Securities had 990,500 shares of its common stock issued and outstanding as of August 29, 2001 that were exchanged for common stock of the Company at a ratio of .24825 to one (245,890 shares). For the year ended December 31, 2000, the Company did not include the dilutive effect of shares of Tejas Securities' common stock that were convertible into the Company's common stock because they were antidilutive. The Company has included the dilutive effect of Tejas Securities' subscriptions receivable based on the treasury stock method for the year ended December 31, 2001. The Company has not included the dilutive effect of Tejas Securities' subscriptions receivable for the year ended December 31, 2000 because they are antidilutive.

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

         The Company is exposed should Correspondent Services Corporation, the Company's clearing organization, be unable to fulfill its obligations for securities transactions.

         The Company deposits its cash with financial institutions. Periodically such balances exceed applicable FDIC insurance limits.

                                                                     (Continued)

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

(17)     INDUSTRY SEGMENT DATA

         The Company has two reportable segments: brokerage services and investment banking. The primary operating segment, brokerage services, includes sales, trading and market-making activities of the Company and encompasses both retail and institutional customer accounts. These segments require the commitment of significant human capital and financial resources, as well as industry specific skills. The investment banking segment participates in underwriting of corporate securities as managing underwriter and as a syndicate member, and provides advisory services to companies. Income associated with other investments accounted for under the equity method is included in other segment activity in 2000.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes.

         The following table presents segment revenues, profits from operations before income taxes, and assets for the year ended December 31, 2002.

                                                                      INVESTMENT
                                                BROKERAGE               BANKING            OTHER             TOTAL
                                              --------------          ----------           -----           ----------
Revenues from external customers              $   20,894,690            335,663              -             21,230,353
Interest revenue                                      56,058                  -              -                 56,058
Interest expense                                     263,968                  -              -                263,968
Depreciation and amortization                        132,067                  -              -                132,067
Segment profit                                       428,375            159,877              -                588,252

Segment assets                                     9,274,938                  -              -              9,274,938
Capital expenditures                                  10,169                  -              -                 10,169

         The following table presents segment revenues, profits (losses) from operations before income taxes and minority interest, and assets for the year ended December 31, 2001.

                                                                      INVESTMENT
                                                BROKERAGE               BANKING            OTHER             TOTAL
                                              --------------          ----------           -----           ----------
Revenues from external customers              $   25,070,061            316,927              -             25,386,988
Interest revenue                                      62,137                  -              -                 62,137
Interest expense                                     350,202                  -              -                350,202
Depreciation and amortization                        139,652                  -              -                139,652
Segment profit (loss)                              1,373,072           (63,390)              -              1,309,682

Segment assets                                     7,240,508                  -              -              7,240,508
Capital expenditures                                  77,261                  -              -                 77,261

                                                                     (Continued)

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

         The following table presents segment revenues, profits (losses) from operations before income taxes and minority interest, and assets for the year ended December 31, 2000.

                                                                      INVESTMENT
                                                BROKERAGE              BANKING              OTHER             TOTAL
                                              --------------          ---------            -------         ----------
Revenues from external customers              $   12,742,620          1,831,326            135,902         14,709,848
Interest revenue                                     151,383                  -                  -            151,383
Interest expense                                     346,449                  -                  -            346,449
Depreciation and amortization                        141,660                  -                  -            141,660
Segment profit (loss)                             (8,310,719)         1,311,155            135,902         (6,863,662)

Segment assets                                     7,299,159                  -                  -          7,299,159
Capital expenditures                                 422,540                  -                  -            422,540

(18)     LEASE COMMITMENTS

         The Company leases its office facilities and certain office equipment under operating leases. The future minimum payments due under these operating leases as of December 31, 2002 are as follows:

2003                                                        $     1,544,000
2004                                                              1,115,000
2005                                                                773,000
2006                                                                735,000
2007                                                                184,000
                                                            ---------------

                                                            $     4,351,000
                                                            ===============

         Rent expense amounted to approximately $1,452,000, $1,421,000 and $1,765,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Rent expense is reported net of sublease revenue which is disclosed below.

         On December 22, 2000, the Company subleased a portion of its Austin, Texas headquarters, furniture and equipment effective January 1, 2001. Under the terms of these sublease agreements, the future minimum payments to be received are approximately $220,000 during 2003. The Company received approximately $660,000 and $660,000 during 2002 and 2001, respectively, in relation to these sublease agreements.

         On September 30, 2002, the Company subleased a portion of its Atlanta, Georgia office space. Under the terms of the sublease agreement, the future minimum payments to be received are approximately $58,000 in 2003 and 2004, respectively, and approximately $43,000 in 2005. The Company received approximately $10,000 during 2002 in relation to this sublease agreement.

                                                                     (Continued)

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

(19)     CONTINGENCIES

         The Company is involved in various claims and legal actions that have arisen in the ordinary course of business. It is management's opinion that liabilities, if any, arising from these actions will not have a significant adverse effect on the consolidated financial position or results of operations of the Company.

         In October 2001, an officer of the Company purchased a liability of the Company in the amount of approximately $121,000 originally payable to a third party. The liability originated from the Merger (Note 1) and is now payable to the officer upon the Company's successful listing on a national exchange.

(20)     NET CAPITAL REQUIREMENTS

         Tejas Securities, as a registered fully licensed broker and dealer in securities, is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1). Under this rule, Tejas Securities is required to maintain a minimum "net capital" to satisfy rule 15c3-1. At December 31, 2002, the minimum "net capital" requirement for Tejas Securities was $250,000. "Net capital" at December 31, 2002 aggregated $945,765. Tejas Securities' ratio of aggregate indebtedness to net capital was 2.71 to 1 at December 31, 2002.

(21)     OTHER RELATED PARTY TRANSACTIONS

         The Company engaged a director to act as a consultant for the Company on a month to month basis beginning in 1999. Under the terms of the original agreement, the Company compensated the consultant for professional services rendered at a rate of $12,500 per month, plus out of pocket expenses. In 2000, the Company modified the agreement so that the director would receive $6,250 per month for professional services, plus out of pocket expenses. For the year ended December 31, 2000 the total amount paid for services was approximately $113,000. No fees were paid to the consultant subsequent to the year ended December 31, 2000.

         In November 2001, the Company entered into a service agreement with Firstmark Corp. ("Firstmark"), a publicity traded corporation, to provide management support services for $5,000 per month for an initial term of one year. The Company owned shares in Firstmark with a fair value of approximately $458,000 as of December 31, 2001, which are included in securities owned in the accompanying consolidated statements of financial condition. Additionally in November 2001, two officers of the Company were named to the board of directors of Firstmark, and an additional officer was appointed as an officer of Firstmark. During May 2002, the Company effectively liquidated its holdings in Firstmark. In August 2002, the Company severed its service agreement with Firstmark, and the officers of the Company resigned as directors and officer of Firstmark. The Company recognized approximately $50,000 for the year ended December 31, 2002 for services provided to Firstmark.

                                                                     (Continued)

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

(22)     QUARTERLY RESULTS (UNAUDITED)

         The following tables set forth selected quarterly consolidated statements of operations information for the years ended December 31, 2002 and 2001.

                                                  FIRST             SECOND             THIRD               FOURTH
2002                                             QUARTER            QUARTER           QUARTER              QUARTER
----                                          --------------     --------------     -------------      --------------
Total revenue                                 $    6,110,735        5,808,408         4,307,702          5,008,082
Income (loss) before income tax expense
  (benefit) and minority interest                    334,400          351,270           (91,795)            (5,623)

Net income (loss)                                    185,216          194,761           (55,101)           (34,824)
Basic earnings (loss) per share:
     Net income (loss)                                  0.12             0.13             (0.04)             (0.02)
Diluted earnings (loss) per share:
     Net income (loss)                                  0.12             0.13             (0.04)             (0.02)

                                                   FIRST             SECOND             THIRD              FOURTH
2001                                              QUARTER            QUARTER           QUARTER             QUARTER
----                                          --------------     --------------     --------------     ---------------
Total revenue                                 $    6,208,276        5,419,276         5,868,349          7,832,248
Income before income tax expense
  and minority interest                              222,277            71,02           503,511            512,865
Net income                                            76,345           19,981           416,114            320,582
Basic earnings per share
     Net income                                         0.06             0.02              0.31               0.23
Diluted earnings per share:
     Net income                                         0.06             0.02              0.22               0.23

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                                                           DESCRIPTION OF EXHIBITS
-------                                                          -----------------------
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

 3.4          Certificate of Amendment to Certificate of Incorporation (Incorporated herein by reference to the registrant's
              Current Report on Form 8-K filed on June 20, 2002)

 4.1+         Shareholder Agreement, dated November 23, 1999, between John Ohmstede, John Glade, Michael Hidalgo, Jon McDonald,
              Britt Rodgers, Bob Sternberg, Mike Wolf, Greg Woodby and the Company (Incorporated herein by reference to Exhibit
              4.3 to the registrant's Registration Statement on Form 10-12(g) (File No. 000-29235))

 4.2          Certificate of Incorporation (Incorporated herein by reference to Exhibits 3.1 and 3.3 above)

 4.3          Bylaws (Incorporated herein by reference to Exhibit 3.2 above)

10.1*+        First Amended and Restated Westech Capital Corp. 1999 Stock Option Plan

10.2+         Form of Incentive Stock Option Agreement (Incorporated herein by reference to Exhibit 10.3 to the registrant's
              Registration Statement on Form 10-12(g)) (File No. 000-29235)

10.3+         Form of Nonqualified Stock Option Agreement (Incorporated herein by reference to Exhibit 10.4 to the registrant's
              Registration Statement on Form 10-12(g) (File No. 000-29235)

10.4+         Lease Agreement, effective as of September 30, 1999, by and between Westech Capital Corp. and Desta Two Partnership,
              Ltd. (Incorporated herein by reference to Exhibit 10.5 to the registrant's Registration Statement on Form 10-12(g)
              (File No. 000-29235)

10.5+         Employment and Confidentiality Agreement, dated as of August 30, 1999, between Tejas Securities Group, Inc. and
              Charles Mayer (Incorporated herein by reference to Exhibit 10.6 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1999)

10.6+         Employment and Confidentiality Agreement, dated as of October 29, 1998, between Tejas Securities Group, Inc. and
              Reed Durant (Incorporated herein by reference to Exhibit 10.8 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1999)

10.7+         Employment and Confidentiality Agreement, dated as of January 10, 2000, between Tejas Securities Group, Inc. and
              Kurt Rechner (Incorporated herein by reference to Exhibit 10.9 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1999)

10.8+         Employment and Confidentiality Agreement, dated as of November 1, 1998, between Tejas Securities Group, Inc. and
              John F. Garber (Incorporated herein by reference to Exhibit 10.6 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1999)

10.9          Modification of employment agreement between Charles H. Mayer and Tejas Group, Inc., dated January 1, 2001
              (Incorporated herein by reference to Exhibit 10.19 to the registrant's Annual Report on Form 10-K for the year ended
              December 31, 2000)

10.10         Promissory note agreement, dated March 6, 2001, between First United Bank and the Company (modification to Exhibit
              10.6) (Incorporated herein by reference to Exhibit 10.20 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2000)

10.11         Agreement, dated December 3, 2001, with Correspondent Services Corporation (Incorporated herein by reference to
              Exhibit 10.9 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2001)

10.12         Promissory note agreement, dated March 15, 2002, between First United Bank and the Company (Incorporated herein by reference to Exhibit 10.10 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2001)

10.13         Promissory note agreement, dated April 1, 2002, between First United Bank and the Company (modification to Exhibit
              10.8) (Incorporated herein by reference to Exhibit 10.11 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

10.14         Promissory note agreement dated July 31, 2002 between First United Bank and the Company (Incorporated herein by reference to Exhibit 10.12 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

10.15         Promissory note agreement dated August 8, 2002 between John J. Gorman and the Company (Incorporated herein by reference to Exhibit 10.13 to the registrant's Quarterly Report on Form 10-Q for the Quarter ended September 30,
              2002)

10.16         Promissory note agreement dated October 21, 2002 between First United Bank and the Company (Incorporated herein by reference to Exhibit 10.14 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30,
              2002)

10.17*         Promissory note agreement dated March 15, 2003 between First United Bank and the Company (modification to Exhibit
              10.10)

21.1*         Registrant's Subsidiaries

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

99.5*         Certifications of Chief Executive Officer and Chief Financial Officer.

*        Filed herewith.

+        Management Contract or compensatory plan or arrangement.