Form 10-Q
period 2003-03-31
WESTECH CAPITAL CORP
filed 2003-05-14
CIK 869688

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2003

                                       or

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

                                 (512) 306-8222
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

         Indicate by check mark X whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark X whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes [ ] No [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of April 30, 2003, the Registrant had the following number of shares of common stock, $0.001 par value per share, outstanding: 1,512,024.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition

                                                                         MARCH 31,
                                                                           2003         DECEMBER 31,
                                     ASSETS                            (UNAUDITED)          2002
                                                                       ------------     ------------

Cash and cash equivalents                                              $    565,457          750,746
Receivable from clearing organization                                       113,330               --
Receivables from employees and stockholders                                 142,174          263,866
Federal income taxes receivable                                                  --          202,070
Securities owned, at market value                                         6,811,096        5,985,305
Other investments                                                         1,155,000        1,250,000
Property and equipment, net                                                 265,238          333,800
Deferred tax asset, net                                                     111,754           74,990
Goodwill                                                                    138,215          138,215
Prepaid expenses and other assets                                           209,018          275,946
                                                                       ------------     ------------

          Total assets                                                 $  9,511,282        9,274,938
                                                                       ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable, accrued expenses and other liabilities               $  3,486,069        2,380,552
Securities sold, not yet purchased                                          697,903          985,210
Payable to clearing organization                                                 --          971,651
Federal income taxes payable                                                137,356               --
Notes payable                                                             1,540,250        1,623,450
Note payable to stockholder                                                 650,000          800,000
                                                                       ------------     ------------
          Total liabilities                                               6,511,578        6,760,863
                                                                       ------------     ------------

Commitments and contingencies

Stockholders' equity:
    Common stock, $0.001 par value
       10,000,000 shares authorized; 1,512,024
       issued and outstanding at March 31, 2003 and
       December 31, 2002                                                      1,512            1,512
    Additional paid in capital                                            2,222,281        2,222,281
    Retained earnings                                                       775,911          290,282
                                                                       ------------     ------------
          Total stockholders' equity                                      2,999,704        2,514,075
                                                                       ------------     ------------

          Total liabilities and stockholders' equity                   $  9,511,282        9,274,938
                                                                       ============     ============


See accompanying notes to consolidated financial statements.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                      Consolidated Statements of Operations


                                                                         FOR THE THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                           2003              2002
                                                                       ------------      ------------

Revenues:
    Commissions                                                        $  9,404,690         4,635,464
    Underwriting and investment banking income                               20,000             5,063
    Net dealer inventory and investment income (loss),
       net of trading interest expense of $27,049 and
       $18,201, respectively                                                (30,726)        1,449,152
    Other income (loss)                                                     (19,843)           21,056
                                                                       ------------      ------------
          Total revenues                                                  9,374,121         6,110,735
                                                                       ------------      ------------

Expenses:
    Commissions, employee compensation
       and benefits                                                       7,045,029         4,502,518
    Clearing and floor brokerage                                            121,227            93,883
    Communications and occupancy                                            500,598           375,932
    Professional fees                                                       278,792           221,958
    Interest, including $19,912 and $28,356, respectively
       to related parties                                                    42,796            34,963
    Other                                                                   567,198           547,081
                                                                       ------------      ------------
          Total expenses                                                  8,555,640         5,776,335
                                                                       ------------      ------------

          Income before income tax expense                                  818,481           334,400

Income tax expense                                                          332,852           149,184
                                                                       ------------      ------------

          Net income                                                   $    485,629           185,216
                                                                       ============      ============

Earnings per share:
    Basic                                                              $       0.32              0.12
                                                                       ============      ============

    Diluted                                                            $       0.32              0.12
                                                                       ============      ============

Weighted average shares outstanding:
    Basic                                                                 1,512,024         1,512,024
                                                                       ============      ============

    Diluted                                                               1,512,024         1,566,741
                                                                       ============      ============


See accompanying notes to consolidated financial statements.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows


                                                                                    FOR THE THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                      2003              2002
                                                                                  ------------      ------------

Cash flows from operating activities:
    Net income                                                                    $    485,629           185,216
    Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
       Deferred income taxes                                                           (36,764)            1,771
       Depreciation and amortization expense                                            32,099            24,957
       Non-cash compensation expense                                                    99,836            50,000
       Loss on disposition of property and equipment                                    36,463                --
       Increase in deposit with clearing organization                                       --            (1,013)
       (Decrease) increase in payable to clearing organization, net of
          receivable from clearing organization                                     (1,084,981)        5,534,359
       Decrease in receivables from employees and stockholders                          21,856           200,842
       Decrease in Federal income taxes receivable                                     202,070               973
       Increase in securities owned                                                   (825,791)       (4,794,250)
       Decrease (increase) in other investments                                         95,000        (2,500,000)
       Decrease in prepaid expenses and other assets                                    66,928            18,932
       Increase (decrease) in accounts payable, accrued expenses
          and other liabilities                                                      1,105,517          (509,311)
       (Decrease) increase in securities sold, not yet purchased                      (287,307)          199,934
       Increase in Federal income taxes payable                                        137,356           119,675
                                                                                  ------------      ------------
          Net cash provided by (used in) operating activities                           47,911        (1,467,915)
                                                                                  ------------      ------------

Cash flows from financing activities:
    Proceeds from note payable                                                              --         2,500,050
    Repayment of note payable                                                          (83,200)         (150,000)
    Repayment of note payable to stockholder                                          (150,000)               --
                                                                                  ------------      ------------
          Net cash provided by (used in) financing activities                         (233,200)        2,350,050
                                                                                  ------------      ------------

          Net (decrease) increase in cash and cash equivalents                        (185,289)          882,135

Cash and cash equivalents at beginning of period                                       750,746           547,761
                                                                                  ------------      ------------

Cash and cash equivalents at end of period                                        $    565,457         1,429,896
                                                                                  ============      ============

Supplemental disclosures:
    Interest paid                                                                 $     42,796            34,963
    Taxes paid                                                                    $      5,840           190,800

Summary of non-cash transactions:

In both March 2003 and 2002, the Company forgave $50,000, respectively, of an officer's note receivable which has been recorded as compensation expense.

In March 2003, the Company forgave a $49,836 receivable from an officer, which has been recorded as compensation expense.

See accompanying notes to consolidated financial statements.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)  General

Westech Capital Corp., a Delaware corporation ("Westech"), is a holding company whose only operating subsidiary is Tejas Securities Group, Inc., a Texas corporation ("Tejas"). Tejas is engaged in the business of providing brokerage and related financial services to institutional and retail customers nationwide. References to the Company within the Form 10-Q are to Westech and its subsidiaries.

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

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions for Form 10-Q and, therefore should be read in conjunction with the Company's 2002 Form 10-K. All adjustments (consisting of only normal recurring adjustments) that are necessary in the opinion of management for a fair presentation of the interim consolidated financial statements have been included. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results of the year ending December 31, 2003.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148 ("SFAS 148"), Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS 148 amends Financial Accounting Standards Board Statement No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirement of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the fair value based method of accounting for stock-based employee compensation for those companies that have elected to continue to apply Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees. The Company has elected to continue to apply the provisions of APB 25 to its fixed-plan stock options. The adoption of SFAS 148 did not have an impact on the Company's consolidated financial position or results of operations.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


The pro forma disclosures below use the fair value method of SFAS No. 123 to measure compensation expense for stock-based employee compensation plans.

                                               For the Three Months Ended
                                                       March 31,
                                                 2003              2002
                                             ------------      ------------
Net income as reported for basic             $    485,629           185,216
Deduct stock-based
  compensation expense
  determined under the fair value
  based method                                     (2,772)          (12,733)
                                             ------------      ------------
Pro forma net income for basic               $    482,857           172,483
                                             ============      ============

Net income as reported for
  diluted                                    $    485,629           185,216

Deduct stock-based
  compensation expense
  determined under the fair value
  based method                                     (2,772)          (12,733)
                                             ------------      ------------
Pro forma net income for diluted             $    482,857           172,483
                                             ============      ============

Earnings per share:
  Basic - as reported                        $       0.32              0.12
  Basic - pro forma                          $       0.32              0.11

  Diluted - as reported                      $       0.32              0.12
  Diluted - pro forma                        $       0.32              0.11

The fair value of stock options granted was estimated at the date of grant using Black-Scholes option-pricing model. This model was developed for use in estimating fair value of publicly traded options that have no vesting restrictions and are fully transferable. Additionally, the model requires the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of publicly traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the Black-Scholes option-pricing model does not necessarily provide a reliable single measure of the fair value of the Company's employee stock options.

(2)  Net Capital

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

Tejas elects to use the basic method of the Rule, which requires it to maintain minimum net capital equal to the greater of $250,000 or 6-2/3% of aggregate indebtedness. Minimum net capital requirements may be as great as $1,000,000 depending upon the number and value of securities in which Tejas makes markets. As of March 31, 2003, Tejas' net capital of $1,121,738 was $849,944 in excess of the minimum required. Tejas' ratio of aggregate indebtedness to net capital was
3.63 to 1 at March 31, 2003.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(3)  Notes Payable and Notes Payable to Stockholder

In March 2002, the Company entered into a term loan agreement with a bank to borrow $2,500,000 for operating purposes. The loan was originally due and payable on demand or by March 15, 2003 if no demand was made. The loan accrues interest at 5.5% per annum. On March 15, 2003, the Company extended the maturity date of the loan to March 15, 2004. The balance of the loan was $1,150,050 as of March 31, 2003.

On August 8, 2002, the Company entered into an unsecured promissory note agreement with John Gorman, Chairman and Chief Executive Officer, to borrow $1,000,000. Under the terms of the promissory note, the Company will make twenty monthly installment payments of $50,000, plus accrued interest, which commenced on September 8, 2002. The promissory note accrues interest at 11.5% per annum. The balance of the promissory note was $650,000 as of March 31, 2003.

On October 30, 2002, the Company entered into an agreement with a bank to borrow $500,000 for operating purposes at Tejas. The loan is due on demand or by May 1, 2004 if no demand is made. The loan accrues interest at prime plus 1.5% and is to be paid in equal monthly payments which commenced on December 1, 2002. The balance of the loan was $390,200 as of March 31, 2003.

(4)  Earnings Per Share

Basic earnings per share are based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflects dilution from all contingently issuable shares, including options issued during the three month periods ended March 31, 2003 and 2002. Contingently issuable shares are not included in the weighted average number of shares when the inclusion would increase net income per share or decrease the net loss per share.

Earnings per share are calculated as follows.

                                                          For the Three Months
                                                             Ended March 31,
                                                          2003             2002
                                                      ------------     ------------
         BASIC EARNINGS PER SHARE:
         Net income                                   $    485,629          185,216
         Weighted average shares outstanding             1,512,024        1,512,024

         Basic earnings per share                     $       0.32             0.12

         DILUTED EARNINGS PER SHARE:
         Net income                                   $    485,629          185,216

         Weighted average shares outstanding             1,512,024        1,512,024
         Effect of dilutive securities:
           Options                                              --           54,717
         Weighted average shares outstanding             1,512,024        1,566,741

         Diluted earnings per share                   $       0.32             0.12

The Company has included the dilutive effect of 222,063 options to purchase shares of the Company's common stock for the three months ended March 31, 2002, in the computation of diluted earnings per share. Of the 222,063 options issued by the Company, 54,717 shares are included as dilutive securities on a weighted average basis for the three months ended March 31, 2002. Options to purchase 262,063 and 260,856 shares of the Company's common stock for the three months ended March 31, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share because the options were antidilutive.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

The following table presents segment revenues, income before income tax expense, and assets for the three months ended March 31, 2003.

                                                                   Investment
                                                  Brokerage         Banking           Total
                                                 ------------     ------------     ------------

Revenues from external
    customers                                    $  9,171,158           20,000        9,191,158
Interest revenue                                      229,855               --          229,855
Interest expense                                       69,845               --           69,845
Depreciation and amortization                          32,099               --           32,099
Income before income tax expense
                                                      808,478           10,003          818,481

Segment assets                                      9,511,282               --        9,511,282

The following table presents segment revenues, income before income tax expense, and assets for the three months ended March 31, 2002.

                                                                   Investment
                                                  Brokerage         Banking           Total
                                                 ------------     ------------     ------------

Revenues from external
    customers                                    $  6,025,512            5,063        6,030,575
Interest revenue                                       98,361               --           98,361
Interest expense                                       53,164               --           53,164
Depreciation and amortization                          24,957               --           24,957
Income before income tax expense
                                                      329,337            5,063          334,400

Segment assets                                     13,278,122               --       13,278,122

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements and Risk Factors

From time to time, we make statements (including some contained in this report) which predict or forecast future events or results, which depend on future events for their accuracy, which embody projections or that otherwise contain "forward-looking information." These statements may relate to anticipated revenues or earnings per share, the adequacy of our capital and liquidity or the adequacy of our reserves for contingencies, including litigation.

We caution you that any forward-looking information provided by us or on our behalf is not a guarantee of future performance. Actual results may differ materially as a result of various factors, many of which are outside of our control, including the rapidly changing business environment and our limited administrative, operational, financial and other resources; our dependence on third party vendors to provide critical services; unanticipated changes in economic or political trends impacting business and finance, particularly those resulting in downward changes in volumes and price levels of securities transactions; customer defaults on indebtedness to us; our potential failure to comply with various regulatory requirements or to maintain net capital levels; and other factors discussed under the heading "Quantitative and Qualitative Disclosure About Market Risk," and those discussed in our annual report on Form 10-K and other periodic reports filed with and available from the Securities and Exchange Commission.

All forward-looking statements speak only as of the date on which they are made and we undertake no obligation to update them to reflect events of circumstances occurring after the date on which they were made or to reflect the occurrence of unanticipated events.

Results of Operations

The revenues and operating expenses of the Company's operating subsidiary, Tejas, are influenced by fluctuations in the equity and debt markets, general economic and market conditions, as well as Tejas' ability to identify investment opportunities for its trading accounts and its customer accounts. Currently, Tejas revenue is derived primarily from principal debt and equity transactions, which generate both commission revenue and investment income.

The Company's total revenues increased by $3,263,386 or 53% to $9,374,121 for the three months ended March 31, 2003, compared to the prior year period. The reasons for the increase are set forth below.

Commission revenues from principal and agency transactions increased $4,769,226 or 103% to $9,404,690 for the three months ended March 31, 2003. The increase is the result of an increase in distressed securities commissions from the same period in the prior year.

Underwriting and investment banking income increased $14,937 or 295% to $20,000 for the three months ended March 31, 2003. The increase in investment banking revenues for the three months ended March 31, 2003 is due to an increase in advisory fees earned.

Net dealer inventory and investment income (loss) decreased by $1,479,878 or 102% to $(30,726) for the three months ended March 31, 2003. The decrease in inventory and investment income for the three months ended March 31, 2003 resulted from trading activity in distressed corporate debt securities. Net unrealized trading gains for the three months ended March 31, 2003 were $1,236,908. Net realized trading losses for the three months ended March 31, 2003 were $(1,492,561).

For the three months ended March 31, 2003, other income (loss) decreased by $40,899 or 194% to $(19,843). The decrease for the three months ended March 31, 2003 resulted from a loss on the disposition of property and equipment.

Total expenses increased by $2,779,305 or 48% to $8,555,640 for the three months ended March 31, 2003. Net income for the three months ended March 31, 2003 increased by $300,413 or 162% to $485,629. The explanations for the changes are set forth below.

Commissions, employee compensation and benefits increased $2,542,511 or 56% to $7,045,029 for the three months ended March 31, 2003. Commission expense increased $2,563,514 or 116% to $4,782,252 for the three months ended March 31, 2003. The increase in commission expense for the period is due to the increase in commission revenues. General and administrative salaries and other employee benefits experienced a 3% decrease as a result of lower quarterly bonuses for the three months ended March 31, 2003.

Clearing and floor brokerage costs increased $27,344 or 29% to $121,227 for the three months ended March 31, 2003. The overall increase in clearing and floor brokerage costs for the three months ended March 31, 2003 resulted from greater trading activity in the over-the-counter equity markets and on the national exchanges. Much of the cost increase is attributable to an increase in institutional equity trading activity.

Communications and occupancy charges increased $124,666 or 33% to $500,598 for the three months ended March 31, 2003. The increase for the three months ended March 31, 2003 is due an increase in telecommunications costs associated with the New Jersey office and additional systems needed for institutional equity trading activities.

Professional fees for the three months ended March 31, 2003 increased $56,834 or 26% to $278,792. The increase is due to the accrual of additional legal fees.

Interest expense, excluding trading interest expense, for the three months ended March 31, 2003 increased $7,833 or 22% to $42,796. The increase is due to the addition of the October 2002 note payable to a bank.

Other expenses increased $20,117 or 4% to $567,198 for the three months ended March 31, 2003. The overall increase in other expenses during the three months ended March 31, 2003 is the result of increases in general and administrative services needed to support administrative infrastructure.

Income tax expense increased $183,668 or 123% to $332,852 for the three months ended March 31, 2003. The overall increase in income tax expense for the three months ended March 31, 2003 is due to the increase in taxable income during the respective period. The Company's effective tax rate was 41% for the three months ended March 31, 2003.

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

The Company's trading securities were $6,811,096 in long positions and $697,903 in short positions at March 31, 2003. These trading securities may be exchange listed, Nasdaq or other over-the-counter securities on both long and short positions. The potential loss in fair value, using a hypothetical 10% decline in prices, is estimated to be approximately $751,000 as of March 31, 2003. A 10% hypothetical decline was used to represent a significant and plausible market change.

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

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes to the claims or legal actions in which the Company is involved since December 31, 2002. Additionally, there are no other liabilities arising from claims or legal actions that management believes would have a significant adverse effect on the consolidated financial position or results of operations of the Company.

ITEM 6. EXHIBITS AND REPORTS ON 8-K

a)       Exhibits

         Exhibit list

b)       Current reports on Form 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Westech Capital Corp.

Date: May 14, 2003

                                    /s/ JOHN J. GORMAN
                                    -------------------------------------------
                                    John J. Gorman
                                    Chief Executive Officer


                                    /s/ KURT J. RECHNER
                                    -------------------------------------------
                                    Kurt J. Rechner
                                    Chief Financial Officer


                                    /s/ JOHN F. GARBER
                                    -------------------------------------------
                                    John F. Garber
                                    Director of Finance (Principal
                                    Accounting Officer)

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

Date: May 14, 2003
                                             /s/ JOHN J. GORMAN
                                             -----------------------------------
                                             John J. Gorman
                                             Chief Executive Officer

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

Date: May 14, 2003

                                             /s/ Kurt J. Rechner
                                             -----------------------------------
                                             Kurt J. Rechner
                                             Chief Financial Officer

      EXHIBIT
      NUMBER             DESCRIPTION OF EXHIBITS
      ------             -----------------------

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

         4.2 Certificate of Incorporation (Incorporated herein by reference to Exhibits 3.1 and 3.3 above)

         4.3 Bylaws (Incorporated herein by reference to Exhibit 3.2 above) (Incorporated herein by reference to Exhibit
                         10.1 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2002)

         10.1            Promissory note agreement dated March 15, 2003 between
                         First United Bank and the Company (modification to
                         Exhibit 10.10) (Incorporated herein by reference to
                         Exhibit 10.17 to the registrant's annual report on Form
                         10-K for the year ended December 31, 2002)
                         (Incorporated herein by reference to Exhibit 21.1 to the registrant's annual report on Form 10-K for the year ended December 31, 2002)

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

         99.5*           Certifications of Chief Executive Officer and Chief
                         Financial Officer


*        Filed herewith.

+        Management Contract or compensatory plan or arrangement.