Form 10-Q
period 2003-06-30
WESTECH CAPITAL CORP
filed 2003-08-14
CIK 869688

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2003

                                       or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 31, 2003, the Registrant had the following number of shares of common stock, $0.001 par value per share, outstanding: 1,512,024.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition



                                                                   JUNE 30,    DECEMBER 31,
                                                                     2003         2002
                                                                  (UNAUDITED)
                                                                   ---------   ------------
                                          ASSETS
Cash and cash equivalents                                         $  185,352      750,746
Receivable from clearing organization                              2,490,595            -
Receivables from employees and stockholders                          201,642      263,866
Federal income taxes receivable                                      101,326      202,070
Securities owned, at market value                                  4,655,866    5,985,305
Other investments                                                  1,155,000    1,250,000
Property and equipment, net                                          334,896      333,800
Deferred tax asset, net                                              126,507       74,990
Goodwill                                                             138,215      138,215
Prepaid expenses and other assets                                    183,737      275,946
                                                                  ----------    ---------
          Total assets                                            $9,573,136    9,274,938
                                                                  ==========    =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable, accrued expenses and other liabilities          $3,053,639    2,380,552
Securities sold, not yet purchased                                 1,510,902      985,210
Payable to clearing organization                                           -      971,651
Notes payable                                                      1,955,100    1,623,450
Note payable to stockholder                                                -      800,000
                                                                  ----------    ---------
          Total liabilities                                        6,519,641    6,760,863
                                                                  ----------    ---------

Commitments and contingencies
Stockholders' equity:
    Common stock, $0.001 par value
       10,000,000 shares authorized; 1,512,024
       issued and outstanding at June 30, 2003 and
       December 31, 2002                                               1,512        1,512
    Additional paid in capital                                     2,222,281    2,222,281
    Retained earnings                                                829,702      290,282
                                                                  ----------    ---------
          Total stockholders' equity                               3,053,495    2,514,075
                                                                  ----------    ---------
          Total liabilities and stockholders' equity              $9,573,136    9,274,938
                                                                  ==========    =========


See accompanying notes to consolidated financial statements.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

               Consolidated Statements of Operations (Unaudited)

                                                                 FOR THE THREE MONTHS ENDED          FOR THE SIX MONTHS ENDED
                                                                         JUNE 30,                             JUNE 30,
                                                               -----------------------------       ----------------------------
                                                                  2003                2002            2003              2002
                                                               -----------         ---------       ----------        ----------

Revenues:
    Commissions                                                $ 7,333,857         5,497,046       16,738,547        10,132,510
    Underwriting and investment banking income                      10,000           305,000           30,000           310,063
    Net dealer inventory and investment income (loss),
       net of trading interest expense of $28,749, $(830),
       $55,799 and $17,372 for the three and six months
       ended June 30, 2003 and 2002, respectively               (1,697,690)          (43,952)      (1,728,416)        1,405,200
    Other income (loss)                                             11,131            50,314           (8,712)           71,370
                                                               -----------         ---------       ----------        ----------
          Total revenues                                         5,657,298         5,808,408       15,031,419        11,919,143
                                                               -----------         ---------       ----------        ----------
Expenses:
    Commissions, employee compensation
       and benefits                                              3,993,300         4,230,768       11,038,329         8,733,286
    Clearing and floor brokerage                                   136,916           108,969          258,143           202,851
    Communications and occupancy                                   571,401           425,778        1,071,999           801,710
    Professional fees                                              305,171           171,657          583,963           393,616
    Interest, including $12,319, $28,672, $32,232 and
       $57,028 for the three and six months ended
       June 30, 2003 and 2002, respectively, to related
       parties                                                      32,163            64,361           74,959            99,324
    Other                                                          513,873           455,605        1,081,071         1,002,686
                                                               -----------         ---------       ----------        ----------
          Total expenses                                         5,552,824         5,457,138       14,108,464        11,233,473
                                                               -----------         ---------       ----------        ----------

          Income before income tax expense                         104,474           351,270          922,955           685,670

Income tax expense                                                  50,683           156,509          383,535           305,693
                                                               -----------         ---------       ----------        ----------
          Net income                                           $    53,791           194,761          539,420           379,977
                                                               ===========         =========       ==========        ==========
Earnings per share:
    Basic                                                      $      0.04              0.13             0.36              0.25
                                                               ===========         =========       ==========        ==========
    Diluted                                                    $      0.04              0.13             0.36              0.25
                                                               ===========         =========       ==========        ==========
Weighted average shares outstanding:
    Basic                                                        1,512,024         1,512,024        1,512,024         1,512,024
                                                               ===========         =========       ==========        ==========
    Diluted                                                      1,512,024         1,512,024        1,512,024         1,539,383
                                                               ===========         =========       ==========        ==========


See accompanying notes to consolidated financial statements.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Unaudited)



                                                                                       FOR THE SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                    -------------------------------
                                                                                        2003                2002
                                                                                    -----------          ----------
Cash flows from operating activities:
    Net income                                                                      $   539,420             379,977
    Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
       Deferred income taxes                                                           (51,517)               9,910
       Depreciation and amortization expense                                             59,158              59,865
       Non-cash compensation expense                                                     99,836              50,000
       Loss on disposition of property and equipment                                     36,463                -
       Decrease in deposit with clearing organization                                      -                260,471
       (Decrease) increase in payable to clearing organization, net of
          receivable from clearing organization                                      (3,462,246)          2,741,480
       (Increase) decrease in receivables from employees and stockholders               (37,612)            159,281
       Decrease (increase) in Federal income taxes receivable                           100,744             (58,964)
       Decrease (increase) in securities owned                                        1,329,439          (3,047,532)
       Decrease (increase) in other investments                                          95,000          (2,250,000)
       Decrease in prepaid expenses and other assets                                     92,209              66,893
       Increase (decrease) in accounts payable, accrued expenses
          and other liabilities                                                         673,087            (740,195)
       Increase in securities sold, not yet purchased                                   525,692           1,189,144
                                                                                    -----------          ----------
          Net cash used in operating activities                                            (327)         (1,179,670)
                                                                                    -----------          ----------

Cash flows from investing activities:
    Purchase of property and equipment                                                  (96,717)              -
                                                                                    -----------          ----------
          Net cash used in investing activities                                         (96,717)              -
                                                                                    -----------          ----------

Cash flows from financing activities:
    Proceeds from note payable                                                          805,050           2,500,050
    Repayment of note payable                                                          (473,400)           (500,000)
    Repayment of note payable to stockholder                                           (800,000)              -
                                                                                    -----------          ----------
          Net cash provided by (used in) financing activities                          (468,350)          2,000,050
                                                                                    -----------          ----------

          Net (decrease) increase in cash and cash equivalents                         (565,394)            820,380
Cash and cash equivalents at beginning of period                                        750,746             547,761
                                                                                    -----------          ----------
Cash and cash equivalents at end of period                                          $   185,352           1,368,141
                                                                                    ===========          ==========
Supplemental disclosures:
    Interest paid                                                                   $    74,959              83,260
    Taxes paid                                                                      $   332,858             309,600

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

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions for Form 10-Q and, therefore should be read in conjunction with the Company's 2002 Form 10-K. All adjustments (consisting of only normal recurring adjustments) that are necessary in the opinion of management for a fair presentation of the interim consolidated financial statements have been included. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results of the year ending December 31, 2003.

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

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The pro forma disclosures below use the fair value method of SFAS No. 123 to measure compensation expense for stock-based employee compensation plans. There were no stock based employee compensation costs included in the determination of net income as reported for the three and six months ended June 30, 2003 and 2002, respectively.

                                        For the Three Months Ended       For the Six Months Ended
                                                 June 30,                        June 30,
                                        --------------------------       ------------------------
                                           2003            2002           2003            2002
                                          -------         -------        -------         -------
Net income as reported for basic          $53,791         194,761        539,420         379,977
Deduct stock-based
  compensation expense
  determined under the fair value
  based method                             (3,354)        (12,733)        (6,126)        (25,466)
                                          -------         -------        -------         -------
Pro forma net income for basic            $50,437         182,028        533,294         354,511
                                          =======         =======        =======         =======

Net income as reported for
  diluted                                 $53,791         194,761        539,420         379,977

Deduct stock-based
  compensation expense
  determined under the fair value
  based method                             (3,354)        (12,733)        (6,126)        (25,466)
                                          -------         -------        -------         -------
Pro forma net income for diluted          $50,437         182,028        533,294         354,511
                                          =======         =======        =======         =======

Earnings per share:
  Basic - as reported                     $  0.04            0.13           0.36            0.25
  Basic - pro forma                       $  0.03            0.12           0.35            0.23

  Diluted - as reported                   $  0.04            0.13           0.36            0.25
  Diluted - pro forma                     $  0.03            0.12           0.35            0.23

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

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

Tejas elects to use the basic method of the Rule, which requires it to maintain minimum net capital equal to the greater of $250,000 or 6-2/3% of aggregate indebtedness. Minimum net capital requirements may be as great as $1,000,000 depending upon the number and value of securities in which Tejas makes markets. As of June 30, 2003, Tejas' net capital of $1,208,039 was $958,039 in excess of the minimum required. Tejas' ratio of aggregate indebtedness to net capital was
2.76 to 1 at June 30, 2003.

(3)  Notes Payable and Notes Payable to Stockholder

In March 2002, the Company entered into a term loan agreement with a bank to borrow $2,500,000 for operating purposes. The loan was originally due and payable on demand or by March 15, 2003 if no demand was made. The loan accrues interest at 5.5% per annum. On March 15, 2003, the Company extended the maturity date of the loan to March 15, 2004. The balance of the loan was $1,150,050 as of June 30, 2003.

On August 8, 2002, the Company entered into an unsecured promissory note agreement with John Gorman, Chairman and Chief Executive Officer, to borrow $1,000,000. Under the terms of the promissory note, the Company was scheduled to make twenty monthly installment payments of $50,000, plus accrued interest, commencing on September 8, 2002. The promissory note accrued interest at 11.5% per annum. In June 2003, the Company retired the remaining balance of $500,000 through the proceeds of a bank loan as described below.

On October 30, 2002, the Company entered into an agreement with a bank to borrow $500,000 for operating purposes at Tejas. The loan was due on demand or by May 1, 2004 if no demand was made. The loan accrued interest at prime plus 1.5% and was to be paid in equal monthly payments commencing on December 1, 2002. In June 2003, the Company retired the remaining balance of approximately $305,000 through the proceeds of a bank loan as described below.

On June 3, 2003, the Company entered into an agreement with a bank to borrow $805,000 for refinancing purposes. The loan is due on demand or by December 1, 2004 if no demand is made. The loan accrues interest at prime plus 1.5% and is to be paid in monthly installments of $50,000 plus accrued interest.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



(4)  Earnings Per Share

Basic earnings per share are based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflects dilution from all contingently issuable shares, including options issued during the three and six month periods ended June 30, 2003 and 2002. Contingently issuable shares are not included in the weighted average number of shares when the inclusion would increase net income per share or decrease the net loss per share.

Earnings per share are calculated as follows.

                                                           For the Three Months         For the Six Months
                                                              Ended June 30,              Ended June 30,
                                                          --------------------------------------------------
                                                             2003        2002            2003        2002
                                                          ----------    ---------      ---------   ---------
       BASIC EARNINGS PER SHARE:
       Net income                                         $   53,791      194,761        539,420     379,977
       Weighted average shares outstanding                 1,512,024    1,512,024      1,512,024   1,512,024

       Basic earnings per share                           $     0.04         0.13           0.36        0.25

       DILUTED EARNINGS PER SHARE:
       Net income                                         $   53,791      194,761        539,420     379,977

       Weighted average shares outstanding                 1,512,024    1,512,024      1,512,024   1,512,024
       Effect of dilutive securities:
         Options                                                   -            -              -      27,359
       Weighted average shares outstanding                 1,512,024    1,512,024      1,512,024   1,539,383

       Diluted earnings per share                         $     0.04         0.13           0.36        0.25

Options to purchase 322,063 shares of the Company's common stock for the six months ended June 30, 2003 were not included in the computation of diluted earnings per share because the options were antidilutive. The Company has included the dilutive effect of 222,063 options to purchase shares of the Company's common stock for the six months ended June 30, 2002, in the computation of diluted earnings per share. Of the 222,063 options issued by the Company, 27,359 shares are included as dilutive securities on a weighted average basis for the six months ended June 30, 2002 as calculated under the Treasury Stock Method. Options to purchase 322,063 and 262,063 shares of the Company's common stock for the three months ended June 30, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share because the options were antidilutive.

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

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



The following table presents segment revenues, income before income tax expense, and assets for the six months ended June 30, 2003.

                                                         Investment
                                           Brokerage       Banking       Total
                                         ------------    ----------   ----------

Revenues from external
    customers                             $14,368,314       30,000    14,398,314
Interest revenue                              688,904            -       688,904
Interest expense                              130,758            -       130,758
Depreciation and amortization                  99,836            -        99,836
Income before income tax expense              892,955       30,000       922,955

Segment assets                              9,573,136            -     9,573,136
Capital expenditures                           96,717            -        96,717

The following table presents segment revenues, income before income tax expense, and assets for the six months ended June 30, 2002.

                                                        Investment
                                        Brokerage         Banking        Total
                                       -----------      ----------    ----------
Revenues from external
    customers                          $11,193,674        310,063     11,503,737
Interest revenue                           432,778              -        432,778
Interest expense                           116,696              -        116,696
Depreciation and amortization               59,865              -         59,865
Income before income tax expense           534,176        151,494        685,670

Segment assets                          10,905,626              -     10,905,626


(6)  Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), CONSOLIDATION OF VARIABLE INTEREST ENTITIES. FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not believe that the adoption of FIN 46 will have a material impact on its results of operations or financial position.

In April 2003, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company does not believe that the adoption of SFAS 149 will have a material impact on its results of operations or financial position.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The Company does not believe that the adoption of SFAS 150 will have a material impact on the Company's results of operations or financial position.

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

Critical Accounting Policies

The Company's critical accounting policies are described in the Company's 2002 Form-10K.

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

The Company's total revenues increased by $3,112,276 or 26% to $15,031,419 for the six months ended June 30, 2003, compared to the prior year period. The Company's total revenues decreased by $151,110 or 3% to $5,657,298 for the three months ended June 30, 2003 compared to the prior year period. The reasons for the increases are set forth below.

Commission revenues from principal and agency transactions increased $6,606,037 or 65% to $16,738,547 for the six months ended June 30, 2003. Commission revenues from principal and agency transactions increased $1,836,811 or 33% to $7,333,857 for the three months ended June 30, 2003. The increase is the result of an increase in commissions from distressed debt securities and government securities from the same periods in the prior year.

Underwriting and investment banking income decreased $280,063 or 90% to $30,000 and $295,000 or 97% to $10,000 for the six and three months ended June 30, 2003, respectively. The decrease in investment banking revenues for the six and three months ended June 30, 2003 is due to a decrease in advisory fees earned.

Net dealer inventory and investment income (loss) decreased by $(3,133,616) or 223% to $(1,728,416) and $(1,653,738) or 3,763% to $(1,697,690) for the six and
three months ended June 30, 2003, respectively. The decrease in inventory and investment income for the six and three months ended June 30, 2003 resulted from trading activity in distressed corporate debt securities and equity securities. Net unrealized trading gains for the six months ended June 30, 2003 were $990,707. Net realized trading losses for the six months ended June 30, 2003 were $(3,402,344).

For the six and three months ended June 30, 2003, other income (loss) decreased by $(80,082) or 112% to $(8,712) and $(39,183) or 78% to $11,131. The decrease for the six and three months ended June 30, 2003 resulted from a loss on the disposition of property and equipment.

Total expenses increased by $2,874,991 or 26% to $14,108,464 for the six months ended June 30, 2003. For the three months ended June 30, 2003, total expenses increased by $95,686 or 2% to $5,552,824. Net income (loss) for the six and three months ended June 30, 2003 increased by $159,443 or 42% to $539,420 and decreased by $(140,970) or 75% to $53,791. The explanations for the changes are set forth below.

Commissions, employee compensation and benefits increased $2,305,043 or 26% to $11,038,329 for the six months ended June 30, 2003. For the three months ended June 30, 2003, commissions, employee compensation and benefits decreased $237,468 or 6% to $3,993,300. Commission expense increased $2,929,951 or 58% to $8,021,007 and $365,437 or 13% to $3,238,755 for the six and three months ended June 30, 2003, respectively. The increase in commission expense for the period is due to the increase in commission revenues. General and administrative salaries and other employee benefits experienced a 19% decrease as a result of lower bonuses for the six months ended June 30, 2003.

Clearing and floor brokerage costs increased $55,292 or 27% to $258,143 and $27,947 or 26% to $136,916 for the six and three months ended June 30, 2003, respectively. The overall increase in clearing and floor brokerage costs for the six and three months ended June 30, 2003 resulted from greater trading activity in the over-the-counter equity markets and on the national exchanges. Much of the cost increase is attributable to an increase in institutional equity trading activity.

Communications and occupancy charges increased $270,289 or 34% to $1,071,999 and $145,623 or 34% to $571,401 for the six and three months ended June 30, 2003, respectively. The increase for the six and three months ended June 30, 2003 is due to an increase in telecommunications costs associated with the New Jersey office and additional systems needed for institutional equity trading activities. Additionally, the Company's sublease agreement for a portion of its Austin headquarters expired in April 2003.

Professional fees for the six and three months ended June 30, 2003 increased $190,347 or 48% to $583,963 and $133,514 or 78% to $305,171, respectively. The increase is due to the accrual of additional legal fees and consulting fees pertaining to information technology upgrades.

Interest expense, excluding trading interest expense, for the six and three months ended June 30, 2003 decreased $24,365 or 25% to $74,959 and $32,198 or 50% to $32,163. The decrease is due to the overall reduction of the Company's debt level from the prior year.

Other expenses increased $78,385 or 8% to $1,081,071 and $58,268 or 13% to $513,873 for the six and three months ended June 30, 2003, respectively. The overall increase in other expenses during the six and three months ended June 30, 2003 is the result of increases in general and administrative services needed to support administrative infrastructure.

Income tax expense increased $77,842 or 25% to $385,535 and decreased $(105,826) or 68% to $50,683 for the six and three months ended June 30, 2003, respectively. The overall increase in income tax expense for the six months ended June 30, 2003 is due to the increase in taxable income during the respective period. The overall decrease for the three months ended June 30, 2003 is due to a decrease in taxable income during the respective period. The Company's effective tax rate was 42% for the six months ended June 30, 2003.

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

The Company may seek additional debt financing from time to time from either external or internal sources to provide funds for operating purpose.

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

The Company's trading securities were $4,655,866 in long positions and $1,510,902 in short positions at June 30, 2003. These trading securities may be exchange listed, Nasdaq or other over-the-counter securities on both long and short positions. The potential loss in fair value, using a hypothetical 10% decline in prices, is estimated to be approximately $617,000 as of June 30, 2003. A 10% hypothetical decline was used to represent a significant and plausible market change.

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

ITEM 6.  EXHIBITS AND REPORTS ON 8-K

a)       Exhibits

         Exhibit list

b)       Current reports on Form 8-K

         On June 2, 2003, the Company filed a Form 8-K to include Exhibit 16.1- Letter Regarding Change in Certifying Accountant.

         On May 20, 2003, the Company filed a Form 8-K to report the change in the Company's certifying accountant.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Westech Capital Corp.

Date:    August 14, 2003
                                            /s/ JOHN J. GORMAN
                                            ------------------------------------
                                            John J. Gorman
                                            Chief Executive Officer


                                            /s/ KURT J. RECHNER
                                            ------------------------------------
                                            Kurt J. Rechner
                                            Chief Financial Officer


                                            /s/ JOHN F. GARBER
                                            ------------------------------------
                                            John F. Garber
                                            Director of Finance (Principal
                                            Accounting Officer)



EXHIBIT
 NUMBER   DESCRIPTION OF EXHIBITS
-------   -----------------------
   3.1    Certificate of Incorporation (Incorporated herein by reference to
          Exhibit 3.1 to the registrant's Registration Statement on Form
          10-12(g) (File No. 000-29235))
   3.2    Bylaws (Incorporated herein by reference to Exhibit 3.2 to the registrant's Registration Statement on Form 10-12(g) (File No.
          000-29235))
   3.3    Certificate of Amendment to Certificate of Incorporation (Incorporated
          herein by reference to the registrant's Current Report on Form 8-K filed on June 25, 2001)
   3.4    Certificate of Amendment to Certificate of Incorporation (Incorporated
          herein by reference to the registrant's Current Report on Form 8-K filed on June 20, 2002)
   4.1+   Shareholder Agreement, dated November 23, 1999, between John Ohmstede,
          John Glade, Michael Hidalgo, Jon McDonald, Britt Rodgers, Bob
          Sternberg, Mike Wolf, Greg Woodby and the Company (Incorporated herein by reference to Exhibit 4.3 to the registrant's Registration Statement on Form 10-12(g) (File No. 000-29235))
   4.2    Certificate of Incorporation (Incorporated herein by reference to
          Exhibits 3.1 and 3.3 above)
   4.3    Bylaws (Incorporated herein by reference to Exhibit 3.2 above)
          (Incorporated herein by reference to Exhibit 10.1 to the registrant's
          Annual Report on Form 10-K for the year ended December 31, 2002)
  10.1*   Promissory note agreement dated June 3, 2003 between First United Bank and the Company
  31.1*   Certifications of Chief Executive Officer and Chief Financial Officer
  32.1*   Certifications of Chief Executive Officer and Chief Financial Officer
  99.1    Articles of Incorporation of Tejas Securities Group, Inc.
          (Incorporated herein by reference to Exhibit 99.1 to the registrant's
          Registration Statement on Form 10-12(g) (File No. 000-29235))
  99.2    Bylaws of Tejas Securities Group, Inc. (Incorporated herein by reference to Exhibit 99.2 to the registrant's Registration Statement on Form 10-12(g) (File No. 000-29235))
  99.3    Articles of Incorporation of Tejas Securities Group Holding Company
          (Incorporated herein by reference to Exhibit 99.3 to the registrant's
          Registration Statement on Form 10-12(g) (File No. 000-29235))
  99.4    Bylaws of Tejas Securities Group Holding Company (Incorporated herein by reference to Exhibit 99.4 to the registrant's Registration
          Statement on Form 10-12(g) (File No. 000-29235))



*        Filed herewith.
+        Management Contract or compensatory plan or arrangement.