Form 10-Q
period 2003-09-30
WESTECH CAPITAL CORP
filed 2003-11-12
CIK 869688

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2003

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from            to
                                      ----------    -----------

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

Indicate by check mark X whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act.) Yes      No   X
                                                ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 31, 2003, the Registrant had the following number of shares of common stock, $0.001 par value per share, outstanding: 1,512,024.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition


                                                                SEPTEMBER         DECEMBER 31,
                                                                   2003               2002
                             ASSETS                            (UNAUDITED)
                                                              --------------     --------------
Cash and cash equivalents                                     $      609,407            750,746
Receivable from clearing organization                                     --                 --
Receivables from employees and stockholders                          193,305            263,866
Federal income taxes receivable                                           --            202,070
Securities owned, at market value                                  6,343,138          5,985,305
Other investments                                                  1,155,000          1,250,000
Property and equipment, net                                          360,073            333,800
Deferred tax asset, net                                              152,856             74,990
Goodwill                                                             138,215            138,215
Prepaid expenses and other assets                                    217,747            275,946
                                                              --------------     --------------
             Total assets                                     $    9,169,741          9,274,938
                                                              ==============     ==============

                LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable, accrued expenses and other liabilities      $    2,704,907          2,380,552
Securities sold, not yet purchased                                   343,340            985,210
Payable to clearing organization                                   1,070,960            971,651
Federal income taxes payable                                          22,083                 --
Notes payable                                                      1,805,100          1,623,450
Note payable to stockholder                                               --            800,000
                                                              --------------     --------------
             Total liabilities                                     5,946,390          6,760,863
                                                              --------------     --------------

Commitments and contingencies

Stockholders' equity:
     Common stock, $0.001 par value
         10,000,000 shares authorized; 1,512,024
         issued and outstanding at September 30, 2003 and
         December 31, 2002                                             1,512              1,512
     Additional paid in capital                                    2,222,281          2,222,281
     Retained earnings                                               999,558            290,282
                                                              --------------     --------------
             Total stockholders' equity                            3,223,351          2,514,075
                                                              --------------     --------------
             Total liabilities and stockholders' equity       $    9,169,741          9,274,938
                                                              ==============     ==============


See accompanying notes to consolidated financial statements.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                Consolidated Statements of Operations (Unaudited)



                                                                  FOR THE THREE MONTHS ENDED           FOR THE NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                      SEPTEMBER 30,
                                                                    2003             2002               2003            2002
                                                                -------------    -------------      -------------    -------------
Revenues:
     Commissions                                                $   6,726,167        4,323,577         23,464,714       14,456,087
     Underwriting and investment banking income                        22,799            5,600             52,799          315,663
     Net dealer inventory and investment
         income (loss), net of trading interest
         expense of $22,566, $21,119, $78,364 and
         $38,491 for the three and nine months
         ended September 30, 2003 and 2002, respectively           (1,144,975)         (59,332)        (2,873,391)       1,345,868
     Other income                                                      11,282           37,857              2,570          109,227
                                                                -------------    -------------      -------------    -------------
             Total revenues                                         5,615,273        4,307,702         20,646,692       16,226,845
                                                                -------------    -------------      -------------    -------------

Expenses:
     Commissions, employee compensation
         and benefits                                               3,838,694        3,329,978         14,877,021       12,063,264
     Clearing and floor brokerage                                     181,472           97,272            439,615          300,123
     Communications and occupancy                                     495,492          404,204          1,567,491        1,205,914
     Professional fees                                                313,575          118,801            897,538          512,417
     Interest, including $0, $16,698, $32,232 and
         $73,726 for the three and nine months
         ended September 30, 2003 and 2002,
         respectively, to related parties                              16,421           49,242             91,380          148,566
     Other                                                            468,827          400,000          1,549,900        1,402,686
                                                                -------------    -------------      -------------    -------------
             Total expenses                                         5,314,481        4,399,497         19,422,945       15,632,970
                                                                -------------    -------------      -------------    -------------

             Income (loss) before income tax
                 expense (benefit)                                    300,792          (91,795)         1,223,747          593,875

Income tax expense (benefit)                                          130,936          (36,694)           514,471          268,999
                                                                -------------    -------------      -------------    -------------
             Net income (loss)                                  $     169,856          (55,101)           709,276          324,876
                                                                =============    =============      =============    =============

Earnings (loss) per share:
     Basic                                                      $        0.11            (0.04)              0.47             0.21
                                                                =============    =============      =============    =============

     Diluted                                                    $        0.11            (0.04)              0.46             0.21
                                                                =============    =============      =============    =============

Weighted average shares outstanding:
     Basic                                                          1,512,024        1,512,024          1,512,024        1,512,024
                                                                =============    =============      =============    =============

     Diluted                                                        1,605,150        1,512,024          1,543,066        1,530,263
                                                                =============    =============      =============    =============


See accompanying notes to consolidated financial statements.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Unaudited)



                                                                                    FOR THE NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                     2003                2002
                                                                                --------------      --------------
Cash flows from operating activities:
     Net income                                                                 $      709,276             324,876
     Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
         Deferred income taxes                                                         (77,866)              5,864
         Depreciation and amortization expense                                          90,222              92,470
         Non-cash compensation expense                                                  99,836              50,000
         Loss on disposition of property and equipment                                  36,462              22,388
         Decrease in deposit with clearing organization                                     --             260,471
         Increase in payable to clearing organization, net of
             receivable from clearing organization                                      99,309           2,665,623
         (Increase) decrease in receivables from employees and stockholders            (29,275)             80,273
         Decrease (increase) in Federal income taxes receivable                        202,070            (230,302)
         Increase in securities owned                                                 (357,833)         (1,660,665)
         Decrease (increase) in other investments                                       95,000          (1,650,000)
         (Increase) decrease in prepaid expenses and other assets                       58,199             104,151
         Increase (decrease) in accounts payable, accrued expenses
             and other liabilities                                                     324,355          (1,179,425)
         Decrease in securities sold, not yet purchased                               (641,870)           (224,493)
         Increase in Federal income taxes payable                                       22,083                  --
                                                                                --------------      --------------
             Net cash used in (provided by) operating activities                       629,968          (1,338,769)
                                                                                --------------      --------------

Cash flows from investing activities:
     Purchase of property and equipment                                               (152,957)               (176)
                                                                                --------------      --------------
             Net cash used in investing activities                                    (152,957)               (176)
                                                                                --------------      --------------

Cash flows from financing activities:
     Proceeds from note payable                                                        805,050           2,750,050
     Proceeds from note payable - related party                                             --           1,000,000
     Repayment of note payable                                                        (623,400)         (1,600,000)
     Repayment of subordinated debt - related party                                         --          (1,000,000)
     Repayment of note payable to stockholder                                         (800,000)            (50,000)
                                                                                --------------      --------------
             Net cash provided by (used in) financing activities                      (618,350)          1,100,050
                                                                                --------------      --------------
             Net (decrease) increase in cash and cash equivalents                     (141,339)           (238,895)

Cash and cash equivalents at beginning of period                                       750,746             547,761
                                                                                --------------      --------------
Cash and cash equivalents at end of period                                      $      609,407             308,866
                                                                                ==============      ==============

Supplemental disclosures:
     Interest paid                                                              $       91,380             187,057
     Taxes paid                                                                 $      345,688             459,600

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

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions for Form 10-Q and, therefore should be read in conjunction with the Company's 2002 Form 10-K. All adjustments (consisting of only normal recurring adjustments) that are necessary in the opinion of management for a fair presentation of the interim consolidated financial statements have been included. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results of the year ending December 31, 2003.

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

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


The pro forma disclosures below use the fair value method of SFAS No. 123 to measure compensation expense for stock-based employee compensation plans. There were no stock based employee compensation costs included in the determination of net income (loss) as reported for the three and nine months ended September 30, 2003 and 2002, respectively.

                                               For the Three Months Ended            For the Nine Months Ended
                                                     September 30,                         September 30,
                                                2003                2002              2003               2002
                                            -------------      -------------      -------------      -------------
Net income (loss) as reported for basic     $     169,856            (55,101)           709,276            324,876
Deduct stock-based
  compensation expense
  determined under the fair value
  based method                                     (4,519)           (12,733)           (10,645)           (38,199)
                                            -------------      -------------      -------------      -------------
Pro forma net income (loss) for
  basic                                     $     165,337            (67,834)           698,631            286,677
                                            =============      =============      =============      =============

Net income (loss) as reported for
  diluted                                   $     169,856            (55,101)           709,276            324,876

Deduct stock-based
  compensation expense
  determined under the fair value
  based method                                     (4,519)           (12,733)           (10,645)           (38,199)
                                            -------------      -------------      -------------      -------------
Pro forma net income (loss) for
  diluted                                   $     165,337            (67,834)           698,631            286,677
                                            =============      =============      =============      =============

Earnings (loss) per share:
  Basic - as reported                       $        0.11              (0.04)              0.47               0.21
  Basic - pro forma                         $        0.11              (0.04)              0.46               0.19

  Diluted - as reported                     $        0.11              (0.04)              0.46               0.21
  Diluted - pro forma                       $        0.10              (0.04)              0.45               0.19

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

Tejas elects to use the basic method of the Rule, which requires it to maintain minimum net capital equal to the greater of $250,000 or 6-2/3% of aggregate indebtedness. Minimum net capital requirements may be as great as $1,000,000 depending upon the number and value of equity securities in which Tejas makes markets. As of September 30, 2003, Tejas' net capital of $772,682 was $522,682 in excess of the minimum required. Tejas' ratio of aggregate indebtedness to net capital was 4.08 to 1 at September 30, 2003.

(3)     Notes Payable and Notes Payable to Stockholder

In March 2002, the Company entered into a term loan agreement with a bank to borrow $2,500,000 for operating purposes. The loan was originally due and payable on demand or by March 15, 2003 if no demand was made. The loan accrues interest at 5.5% per annum. On March 15, 2003, the Company extended the maturity date of the loan to March 15, 2004. The balance of the loan was $1,150,050 as of September 30, 2003.

On August 8, 2002, the Company entered into an unsecured promissory note agreement with John Gorman, Chairman and Chief Executive Officer, to borrow $1,000,000. Under the terms of the promissory note, the *Company was scheduled to make twenty monthly installment payments of $50,000, plus accrued interest, commencing on September 8, 2002. The promissory note accrued interest at 11.5% per annum. In June 2003, the Company retired the remaining balance of $500,000 through the proceeds of a bank loan as described below.

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

On June 3, 2003, the Company entered into an agreement with a bank to borrow $805,000 for refinancing purposes. The loan is due on demand or by December 1, 2004 if no demand is made. The loan accrues interest at prime plus 1.5% and is to be paid in monthly installments of $50,000 plus accrued interest. The balance of the loan was $655,050 as of September 30, 2003.

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(4)     Earnings (Loss) Per Share

Basic earnings (loss) per share are based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings (loss) per share reflects dilution from all contingently issuable shares, including options issued during the three and nine month periods ended September 30, 2003 and 2002. Contingently issuable shares are not included in the weighted average number of shares when the inclusion would increase net income per share or decrease the net loss per share.

Earnings (loss) per share are calculated as follows.

                                            For the Three Months Ended                For the Nine Months
                                                  September 30,                       Ended September 30,
                                             2003               2002                2003               2002
                                        --------------     --------------      --------------     --------------
BASIC EARNINGS (LOSS) PER SHARE:

Net income (loss)                       $      169,856            (55,101)            709,276            324,876

Weighted average shares outstanding          1,512,024          1,512,024           1,512,024          1,512,024

Basic earnings (loss) per share         $         0.11              (0.04)               0.47               0.21

DILUTED EARNINGS (LOSS) PER SHARE:

Net income (loss)                       $      169,856            (55,101)            709,276            324,876

Weighted average shares outstanding          1,512,024          1,512,024           1,512,024          1,512,024

Effect of dilutive securities:

  Options                                       93,126                 --              31,042             18,239

Weighted average shares outstanding          1,605,150          1,512,024           1,543,066          1,530,263

Diluted earnings (loss) per share       $         0.11              (0.04)               0.46               0.21

Options to purchase 322,063 shares of the Company's common stock for the nine and three months ended September 30, 2003 were included in the computation of diluted earnings per share. Of the 322,063 options issued by the Company, 31,042 and 93,126 shares are included as dilutive securities on a weighted average basis for the nine and three months ended September 30, 2003, respectively, as calculated under the Treasury Stock method. The Company has included the dilutive effect of 222,063 options to purchase shares of the Company's common stock for the nine months ended September 30, 2002, in the computation of diluted earnings per share. Of the 222,063 options issued by the Company, 18,239 shares are included as dilutive securities on a weighted average basis for the nine months ended September 30, 2002 as calculated under the Treasury Stock method. Options to purchase 40,000 and 262,063 shares of the Company's common stock for the nine and three months ended September 30, 2002, respectively, were not included in the computation of diluted earnings per share because the options were antidilutive.

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

                     WESTECH CAPITAL CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


The following table presents segment revenues, income before income tax expense, and assets for the nine months ended September 30, 2003.

                                                          Investment
                                        Brokerage          Banking             Total
                                     --------------     --------------     --------------
Revenues from external customers     $   19,922,161             52,799         19,974,960
Interest revenue                            750,096                 --            750,096
Interest expense                            169,744                 --            169,744
Depreciation and amortization                90,222                 --             90,222
Income before income tax expense          1,220,082              3,665          1,223,747
Segment assets                            9,169,741                 --          9,169,741
Capital expenditures                        152,957                 --            152,957

The following table presents segment revenues, income before income tax expense, and assets for the nine months ended September 30, 2002.

                                                             Investment
                                          Brokerage            Banking             Total
                                        ------------        ------------        ------------
Revenues from external customers         $ 15,516,89             315,663          15,832,558
Interest revenue                             432,778                  --             432,778
Interest expense                             187,057                  --             187,057
Depreciation and amortization                 92,470                  --              92,470
Income before income tax expense             439,581             154,294             593,875
Segment assets                             8,021,801                  --           8,021,801
Capital expenditures                             176                  --                 176

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

We caution you that any forward-looking information provided by us or on our behalf is not a guarantee of future performance. Actual results may differ materially as a result of various factors, many of which are outside of our control, including the rapidly changing business environment and our limited administrative, operational, financial and other resources; our dependence on third party vendors to provide critical services; unanticipated changes in economic or political trends impacting business and finance, particularly those resulting in downward changes in volumes and price levels of securities transactions; customer defaults on indebtedness to us; our potential failure to comply with various regulatory requirements or to maintain net capital levels; and other factors discussed under the heading "Quantitative and Qualitative Disclosure About Market Risk," and those discussed in our annual report on Form 10-K and other reports filed with and available from the Securities and Exchange Commission.

All forward-looking statements speak only as of the date on which they are made and we undertake no obligation to update them to reflect events of circumstances occurring after the date on which they were made or to reflect the occurrence of unanticipated events.

Critical Accounting Policies

The Company's critical accounting policies are described in the Company's 2002 Form 10-K.

Results of Operations

The revenues and operating expenses of the Company's operating subsidiary, Tejas, are influenced by fluctuations in the equity and debt markets, general economic and market conditions, as well as Tejas' ability to identify investment opportunities for its trading accounts and its customer accounts. Currently, Tejas revenue is derived primarily from principal debt and equity transactions, which generate both commission revenue and investment income. The Company's revenues may fluctuate from quarter to quarter due to some seasonality of its revenue cycle.

The Company's total revenues increased by $4,419,847 or 27% to $20,646,692 for the nine months ended September 30, 2003, compared to the prior year period. The Company's total revenues increased by $1,307,571 or 30% to $5,615,273 for the three months ended September 30, 2003 compared to the prior year period. The reasons for the changes are set forth below.

Commission revenues from principal and agency transactions increased $9,008,627 or 62% to $23,464,714 for the nine months ended September 30, 2003. Commission revenues from principal and agency transactions increased $2,402,590 or 56% to $6,726,167 for the three months ended September 30, 2003. The increase is the result of an increase in commissions from distressed debt securities and government securities from the same periods in the prior year.

Underwriting and investment banking income decreased $262,864 or 83% to $52,799 and increased $17,199 or 307% to $22,799 for the nine and three months ended September 30, 2003, respectively. The decrease in investment banking revenues for the nine months ended September 30, 2003 is due to a decrease in advisory fees earned. The increase in investment banking revenues for the three months ended September 30, 2003 is due to the receipt of investment banking retainer fees.

Net dealer inventory and investment income (loss) decreased by $4,219,259 or 313% to $(2,873,391) and $1,085,643 or 1,830% to $(1,144,975) for the nine and three months ended September 30, 2003, respectively. The decrease in inventory and investment income for the nine and three months ended September 30, 2003 resulted from trading activity in distressed corporate debt securities and equity securities. Net unrealized trading losses for the nine months ended September 30, 2003 were $350,805. Net realized trading losses for the nine months ended September 30, 2003 were $2,522,586.

For the nine and three months ended September 30, 2003, other income (loss) decreased by $106,657 or 98% to $2,570 and $26,575 or 70% to $11,282. The
decrease for the nine and three months ended September 30, 2003 resulted from a loss on the disposition of property and equipment.

Total expenses increased by $3,789,975 or 24% to $19,422,945 for the nine months ended September 30, 2003. For the three months ended September 30, 2003, total expenses increased by $914,984 or 21% to $5,314,481. Net income (loss) for the nine and three months ended September 30, 2003 increased by $384,400 or 118% to $709,276 and $224,957 or 408% to $169,856. The explanations for the changes are set forth below.

Commissions, employee compensation and benefits increased $2,813,757 or 23% to $14,877,021 for the nine months ended September 30, 2003. For the three months ended September 30, 2003, commissions, employee compensation and benefits increased $508,716 or 15% to $3,838,694. Commission expense increased $3,661,353 or 51% to $10,864,686 and $732,403 or 35% to $2,843,680 for the nine and three months ended September 30, 2003, respectively. The increase in commission expense for the period is due to the increase in commission revenues. General and administrative salaries and other employee benefits experienced a 21% decrease as a result of lower bonuses for the nine months ended September 30, 2003.

Clearing and floor brokerage costs increased $139,492 or 46% to $439,615 and $84,200 or 87% to $181,472 for the nine and three months ended September 30, 2003, respectively. The overall increase in clearing and floor brokerage costs for the nine and three months ended September 30, 2003 resulted from greater trading activity in the over-the-counter equity markets and on the national exchanges. Much of the cost increase is attributable to an increase in institutional equity trading activity and market making activity.

Communications and occupancy charges increased $361,577 or 30% to $1,567,491 and $91,288 or 23% to $495,492 for the nine and three months ended September 30, 2003, respectively. The increase for the nine and three months ended September 30, 2003 is due to an increase in telecommunications costs associated with the New Jersey office and additional systems needed for institutional equity trading activities. Additionally, the Company's sublease agreement for a portion of its Austin headquarters expired in April 2003.

Professional fees for the nine and three months ended September 30, 2003 increased $385,121 or 75% to $897,538 and $194,774 or 164% to $313,575,
respectively. The increase is due to the accrual of additional legal fees and consulting fees pertaining to information technology upgrades.

Interest expense, excluding trading interest expense, for the nine and three months ended September 30, 2003 decreased $57,186 or 38% to $91,380 and $32,821 or 67% to $16,421. The decrease is due to the overall reduction of the Company's debt level from the prior year.

Other expenses increased $147,214 or 10% to $1,549,900 and $68,827 or 17% to $468,827 for the nine and three months ended September 30, 2003, respectively. The overall increase in other expenses during the nine and three months ended September 30, 2003 is the result of increases in general and administrative services needed to support administrative infrastructure.

Income tax expense increased $245,472 or 91% to $514,471 and $167,630 or 457% to $130,936 for the nine and three months ended September 30, 2003, respectively. The overall increase in income tax expense for the nine months ended September 30, 2003 is due to the increase in taxable income during the respective period. The overall decrease for the three months ended September 30, 2003 is due to a decrease in taxable income during the respective period. The Company's effective tax rate was 42% for the nine months ended September 30, 2003. The Company's effective tax rate differs from the federal statutory tax rate as a result of estimated state income taxes and non-deductible expenses.

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

The Company utilizes the receivable balance from its clearing organization to fund operating activities. The receivable balance at the clearing organization is also used to secure temporary financing for the purchase of investments in the Company's trading accounts. The receivable balance held at the clearing organization may fluctuate depending on factors such as the market valuation of securities held in the Company's trading accounts, realized trading profits, commission revenue, cash withdrawals and clearing costs charged to the Company for conducting its trading activities. As a result of the aforementioned factors, the Company may report a payable balance to its clearing organization.

The Company had outstanding debt in the amount of $1,805,100 as of September 30, 2003 (see Note 3 to the Notes to Unaudited Consolidated Financial Statements). The Company may seek additional debt financing from time to time from either external or internal sources to provide funds for operating purposes.

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

The Company's trading securities were $6,343,138 in long positions and $343,340 in short positions at September 30, 2003. These trading securities may be exchange listed, Nasdaq or other over-the-counter securities on both long and short positions. The potential loss in fair value, using a hypothetical 10% decline in prices, is estimated to be approximately $668,648 as of September 30, 2003. A 10% hypothetical decline was used to represent a significant and plausible market change.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In October 2003, the Company settled a claim with a former customer in the amount of $237,500. The claim was previously filed with the NASD for arbitration, with the claimant seeking actual economic losses sustained on investments owned by the customer.

In September 2003, a former customer filed a statement of claim with the NASD for arbitration against the Company seeking $400,000 plus interest and legal fees. The amount of the claim is based on actual economic losses sustained on investments owned by the claimant. The claim is in discovery phase and management does not believe this matter will produce any material adverse consequences.


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


                                                Westech Capital Corp.

Date:     November 12, 2003

                                                /s/ JOHN J. GORMAN
                                                --------------------------------
                                                John J. Gorman
                                                Chief Executive Officer


                                                /s/ KURT J. RECHNER
                                                --------------------------------
                                                Kurt J. Rechner
                                                Chief Financial Officer


                                                /s/ JOHN F. GARBER
                                                --------------------------------
                                                John F. Garber
                                                Director of Finance (Principal
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

10.1              Promissory note agreement dated June 3, 2003 between First
                  United Bank and the Company

31.1*             Certification of Chief Executive Officer

31.2*             Certification of Chief Financial Officer

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