Form 10-K
period 2003-12-31
WESTECH CAPITAL CORP
filed 2004-04-07
CIK 869688

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ___________

Commission File No. 33-37534-NY

WESTECH CAPITAL CORP.

(Exact Name of Registrant as Specified in its Charter)

DELAWARE	13-3577716

(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

2700 Via Fortuna, Suite 400, Austin, Texas	78746

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (512) 306-8222

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

(Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K . [   ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [   ]   No [X]

As of March 31, 2004 there were 1,512,024 shares of the Registrant’s common stock, $0.001 par value, outstanding. The aggregate market value of common stock held by non-affiliates as of June 30, 2003 was $39,741 using a market price of $1.25 as quoted on the over-the-counter bulletin board as of the close of business on that date.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the Registrant’s definitive proxy statement for the 2004 annual meeting of stockholders are incorporated by reference into Part III of the Form 10-K.

1

PART I

ITEM 1. BUSINESS

GENERAL

Westech Capital Corp., a Delaware corporation (“Westech”), is a holding company whose only operating subsidiary is Tejas Securities Group, Inc., a Texas corporation (“Tejas “). Tejas is engaged in the business of providing brokerage and related financial services to institutional and retail customers nationwide. References to “the Company,” “we,” “us,” “our” or similar references within the Form 10-K are to Westech and its subsidiaries.

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

Development of Business

Tejas was formed as a Texas corporation in March 1994. Initially, Tejas’ focus was to provide institutional money managers and mutual funds high quality investment research covering large U.S. based companies which were believed to be overly leveraged or which were in default or in bankruptcy. Tejas believes these companies were not followed closely by a large number of research analysts. Tejas used this opportunity to establish itself as a source of high quality research products and trading support. Tejas took advantage of its initial research success and expanded its research coverage to special situation equities. The demand for Tejas’ research by individuals led to the expansion of our client base to include retail accounts. Tejas also offers retail and institutional clients access to mortgage backed and municipal debt securities.

Tejas ended the year 2003 with its third straight year of profitability. Tejas’ ability to generate profits was due to improvements in the overall U.S. economy as well as a greater diversification of revenue generating products. While the majority of Tejas’ revenues are still derived from the sale of distressed securities, Tejas realized increases in municipal and government securities sales as well as market making profits.

In February 2004, the Company received a $2,500,000 loan from a bank for operating and financing purposes. With the proceeds from this loan, the Company repaid two previous loans from the bank in the amounts of $1,150,000 and approximately $400,000. The remaining balance was used to provide additional operating opportunities for Tejas.

The Company has applied for listing on the American Stock Exchange. Currently the application is pending and we can provide no assurances that the application will be approved.

Products and Services

We provide our customers with a broad range of products and services generally categorized into two business segments: brokerage services and investment banking. See Note 17 to the consolidated financial statements for segment disclosures.

Brokerage Services

We provide brokerage services to approximately 5,000 retail customers and 500 institutional customers. We offer customers the ability to buy and sell securities, security options, mutual funds, index funds, fixed income products, annuities and other investment securities. We provide our customers with the ability to receive stock quotes and access research on the Internet through our website (www.tejassec.com). Our marketing strategy emphasizes our high level of service and unique knowledge of the companies covered by our research department.

We generated $29,260,473, $19,467,276 and $25,615,989 in commission revenues for the years ended 2003, 2002 and 2001, respectively, or 110%, 92% and 101% of total revenue (before giving effect to trading losses), respectively.

Research

The cornerstone of our business is our research and trading capabilities. Currently, our research department consists of five analysts with proven expertise in special situation equity research and in distressed securities research. The analyst group has the background to analyze many industries, but has a primary focus on telecommunications and technology. We believe that the rapid changes in each of these industries provide excellent investment opportunities. We anticipate that we will continue to devote a substantial portion of our resources to support our research department.

Market Making

In August 1999, the National Association of Securities Dealers, Inc. (“NASD”) approved Tejas to make markets in Nasdaq securities. Making markets in securities facilitates the execution of securities transactions for our customers. As of the date of filing this Form 10-K, Tejas acted as a market maker for approximately 170 public corporations whose stocks are traded on the Nasdaq National Market System, up from approximately 100 public corporations in 2002. The increase in the number of public corporations that Tejas makes markets for is due to the addition of the New Jersey branch.

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

Investment Banking

In the past, we raised capital for corporations through public and private offerings of securities either as a syndicate member or as a managing underwriter. We also provided advisory services for companies involved in merger and acquisition activities. As a result of the economic downturn that began in early 2000, the rate of business development in central Texas and nationwide declined substantially, which negatively impacted our ability to generate investment banking revenues. We continue to review investment banking opportunities from time to time; however, we will not devote substantial resources to this business segment unless there is a significant increase in investment banking activities in our region.

We generated $72,799, $335,663 and $316,927 in investment banking revenues for the years ended 2003, 2002 and 2001, respectively, or 1%, 2% and 1% of total revenue, respectively.

Margin Loans

We derive a portion of our income from fees generated on margin loans made to our customers and financed through our clearing organization. A margin account allows the customer to deposit less than the full cost of the securities purchased while the clearing organization lends the balance of the purchase price to the customer, secured by the purchased securities. The amount of the loan is subject to the margin regulations (“Regulation T”) of the Board of Governors of the Federal Reserve System and our internal policies. In most transactions, Regulation T limits the amount loaned to a customer for the purchase of a particular security to 50% of the purchase price. Customers are charged interest on the amount borrowed to finance their margin transactions ranging from 0.25% below to 2.75% above the broker call rate, which is the rate at which brokers can generally obtain financing using margined and firm owned securities as collateral. We earn a fee equal to 50% of the interest charged on customer margin loans. As of December 31, 2003, the total of all customer securities pledges on debit balances and held in active margin accounts was approximately $4.5 million.

CUSTOMERS

Historically, our customer base has been comprised of predominately large institutional customers and high net-worth retail customers. These customers demand high quality research and sophisticated trading capabilities. We believe that we have served the needs of this segment of our customer base well, resulting in increased trading volume. We believe that the increase in the scope of our research services should increase customer satisfaction and increase our revenues from institutional customers and high net-worth retail customers.

EMPLOYEES

On December 31, 2003, we had 58 employees, which was approximately the same number as on December 31, 2002. Of these employees, 28 work in sales, 9 in trading, 6 in research and investment banking and the remaining employees perform management and administrative functions. It is our goal to use the sales support functions that are currently in place to support additional sales staff. We believes that taking advantage of the infrastructure currently in place will allow an increase in productivity in the sales area with minimal additional support cost.

COMPETITION

All aspects of our business are highly competitive. In our general brokerage activities, we compete directly with numerous other broker-dealers, many of which are large well-known firms with substantially greater financial and personnel resources. Many of our competitors employ extensive advertising and actively solicit potential clients in order to increase business. In addition, brokerage firms compete by furnishing investment research publications to existing clients, the quality and breadth of which are considered important in the development of new business and the retention of existing clients. We also compete with a number of smaller regional brokerage firms in Texas and the southwestern United States.

Since the adoption of the Gramm-Leach-Bliley Act of 1999, commercial banks and thrift institutions have been able to engage in traditional brokerage and investment banking services. Competition among financial services firms also exists for investment representatives and other personnel.

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

SECURITIES INDUSTRY PRACTICES

Tejas is registered as a broker-dealer with the Securities and Exchange Commission (the “SEC”) and the NASD. Tejas is registered as a securities broker-dealer in 39 states and the District of Columbia. Tejas is also a member of the Securities Investors Protection Corporation, which provides Tejas’ customers with insurance protection for amounts of up to $500,000 each, with a limitation of $100,000 on claims for cash balances. Tejas has also acquired an additional $1,500,000 in insurance coverage through Seabury & Smith, as added protection for individual customers’ securities, covering all clients of Tejas’ institutional and retail customers.

Tejas is subject to extensive regulation by federal and state laws. The SEC is the federal agency charged with administration of the federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, principally the NASD and the national securities exchanges. These self-regulatory organizations adopt rules, subject to approval by the SEC, which govern the industry and conduct periodic reviews of member broker-dealers. Securities firms are also subject to regulation by state securities commissions in the states in which they do business. The SEC, self-regulatory organizations, and state securities commissions may conduct administrative proceedings which can result in censure, fine, suspension, or expulsion of a broker-dealer, its officers or employees. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets, rather than protection of creditors and shareholders of broker-dealers. See “Forward-Looking Statements and Risk Factors” below.

NET CAPITAL REQUIREMENTS

Tejas is subject to SEC Rule 15c3-1, Net Capital Requirements For Brokers or Dealers (the “Rule”), which establishes minimum net capital requirements for broker-dealers. The Rule is designed to measure financial integrity and liquidity in order to assure the broker-dealer’s financial stability within the securities market. The net capital required under the Rule depends in part upon the activities engaged in by the broker-dealer.

In computing net capital under the Rule, various adjustments are made to exclude assets not readily convertible into cash and to reduce the value of other assets, such as a broker-dealer’s position in securities. A deduction is made against the market value of the securities to reflect the possibility of a market decline prior to sale. Compliance with the Rule could require intensive use of capital and could limit our ability to pay dividends to our stockholders. Failure to comply with the Rule could require the Company to infuse additional capital into Tejas, could limit the ability of Tejas to pay its debts and/or interest obligations, and may subject Tejas to certain restrictions which may be imposed by the SEC, the NASD, and other regulatory bodies. Moreover, in the event that the Company could not or elected not to infuse the additional capital or otherwise bring Tejas into compliance, Tejas would ultimately be forced to cease operations. See “Forward-Looking Statements and Risk Factors” below.

At December 31, 2003 and 2002 Tejas elected to use the alternative method permitted by the Rule, which requires it to maintain minimum net capital, as defined in the Rule, equal to the greater of $250,000 in both 2003 and 2002 or 2% of aggregate debit balances arising from customer transactions, as defined in the Rule. At December 31, 2003, Tejas had net capital of $924,132, which was $674,132 in excess of the minimum amount required. At December 31, 2002, Tejas had net capital of $945,765, which was $695,765 in excess of the minimum amount required.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

From time to time, we make statements (including some contained in this report) which predict or forecast future events or results, which depend on future events for their accuracy, which embody projections or that otherwise contain “forward-looking information.” These statements may relate to anticipated revenues or earnings per share, anticipated changes in our business or our ability to successfully respond to such changes, the adequacy of our capital and liquidity, the adequacy of our reserves for contingencies, including litigation, or expectations regarding future financial market conditions. The statements include those that are preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “may” or similar expressions.

We caution readers that any forward-looking information provided by us or on our behalf is not a guarantee of future performance. Actual results may differ materially as a result of various factors, many of which are outside of our control, including the factors discussed below, those discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and “Quantitative and Qualitative Disclosure About Market Risk,” and those discussed in our periodic reports filed with and available from the SEC.

All forward-looking statements speak only as of the date on which they are made and we undertake no obligation to update them to reflect events or circumstances occurring after the date on which they were made or to reflect the occurrence of unanticipated events.

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

Failure Of Third-Party Vendors To Provide Critical Services Could Harm Our Business.

We rely on a number of third parties to assist in the processing of our transactions, including online and Internet service providers, back office processing organizations, and market makers. While we have selected these third-party vendors carefully, we do not control their actions. Any problems caused by these third parties, including as a result of their not providing us their services for any reason or their performing their services poorly, could have a material adverse effect on our business, financial condition and operating results.

We Are Subject To Market Forces Beyond Our Control Which Could Impact Us More Severely Than Our Competitors.

We, like other securities firms, are directly affected by economic and political conditions, broad trends in business and finance and changes in volume and price levels of securities transactions. In recent years, the U.S. securities markets have experienced significant volatility. Over the past few years, the stock markets have suffered major declines and advances that has increased the volatility of our revenues. If our trading volume decreases, our revenues decline. Also, when trading volume is low, our profitability is adversely affected because our overhead remains relatively fixed, despite lower compensation costs associated with commission revenues. Severe market fluctuations in the future could have a material adverse effect on our business, financial condition and operating results. Although we have diversified our product and service revenue streams, some of our competitors with more diverse product and service offerings might withstand such a downturn in the securities industry better than we would.

Our Customers May Default On Their Margin Accounts, Effectively Passing Their Losses On To Us.

Our customers sometimes purchase securities on margin through our clearing organization; therefore we are subject to risks inherent in extending credit. This risk is especially great when the market is rapidly declining. In such a decline, the value of the collateral securing the margin loans could fall below the amount of a customer’s indebtedness. Specific regulatory guidelines mandate the amount that can be loaned against various security types. We rigorously adhere to these guidelines and in a number of instances exceed those requirements. Independent of our review, our corresponding clearing organization independently maintains a credit review of our customer accounts. If customers fail to honor their commitments, the clearing organization would sell the securities held as collateral. If the value of the collateral were insufficient to repay the loan, a loss would occur, which we may be required to fund. Any such losses could have a material adverse effect on our business, financial condition and operating results.

We Are Subject To Strict Government Regulation And The Failure To Comply Could Result In Disciplinary Actions.

The securities industry in the U.S. is subject to extensive regulation under both federal and state laws. See “- Securities Industry Practices” above. Broker-dealers are subject to regulations covering all aspects of their business.

The SEC, NASD or other self-regulatory organizations and state securities commissions can censure, fine, issue cease-and-desist orders or suspend or expel a broker-dealer or any of its officers or employees. Our ability to comply with all applicable laws and rules is largely dependent on our establishment and maintenance of a system to ensure compliance with these laws and rules, as well as our ability to attract and retain qualified compliance personnel. We could be subject to disciplinary or other actions due to claimed noncompliance in the future, which could have a material adverse effect on our business, financial condition and operating results.

In addition, our operations and profitability may be affected by additional legislation, changes in rules promulgated by the SEC, NASD, the Board of Governors of the Federal Reserve System, the various stock exchanges and other self-regulatory organizations, and state securities commissions, or changes in the interpretation or enforcement of existing laws and rules.

The NASD regulates all of our marketing activities. The NASD can impose certain penalties for violations of its advertising regulations, including censures or fines, suspension of all advertising, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer or any of its officers or employees. Tejas’ compliance officer reviews all marketing materials prior to release in an effort to ensure compliance with NASD regulations.

There can be no assurance that other federal, state or foreign agencies will not attempt to regulate our business. If such regulations are enacted, our business or operations might be rendered more costly or burdensome, less efficient, or even commercially impossible to continue, or such regulations could otherwise have a material adverse effect on our business, financial condition and operating results.

We Must Maintain Certain Net Capital Requirements That Could Slow Our Expansion Plans Or Prevent Payments Of Dividends.

The SEC, NASD and various other regulatory agencies have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers. Net capital is the net worth of a broker or dealer (assets minus liabilities), less deductions for certain types of assets. If a firm fails to maintain the required net capital, it may be subject to suspension or revocation of registration by the SEC and suspension or expulsion by the NASD, and could ultimately lead to the firm’s liquidation. If such net capital rules are changed or expanded, or if there is an unusually large charge against net capital, operations that require the intensive use of capital would be limited. Such operations may include trading activities and the financing of customer account balances. Also, our ability to pay dividends, repay debt and redeem or purchase shares of our outstanding stock could be severely restricted. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our present levels of business, which could have a material adverse effect on our business, financial condition and operating results.

Our Business Is Highly Competitive.

We encounter intense competition in our business, and we compete directly with numerous securities firms and banks, many of which have substantially greater capital and other resources. The Gramm-Leach-Bliley Act, signed into law on November 12, 1999, allows for affiliations among banks, securities firms and insurance companies by means of a financial holding company. In addition, commercial banks have the possibility of engaging in a broad range of non-banking activities through operating subsidiaries. Such activities include all financial activities, including broker/dealer activities, with the exception of insurance underwriting and real estate investment or development.

During the past few years, a number of banks acquired securities firms and, in so doing, gained increased entry into the securities industry. These acquisitions have brought entirely new sources of capital into the securities industry, resulting in more formidable competition.

Additionally, competition among securities firms and other competitors for successful sales representatives, securities traders, securities analysts, stock loan professionals and investment bankers is intense and continuous.

We compete with other securities firms and with banks, insurance companies and other financial institutions principally on the basis of service, product selection, price, location and reputation in local markets. We operate at a price disadvantage to discount brokerage firms that do not offer equivalent services.

We Are Controlled By A Single Stockholder.

Mr. Gorman, our Chairman and Chief Executive Officer, beneficially owns over 50% of the outstanding shares of our Common Stock. As the Company’s largest stockholder, Mr. Gorman is likely to be able to maintain effective control of the Company including the ability to elect a majority of the Board of Directors. The ownership by Mr. Gorman of shares of Common Stock may discourage or prevent unsolicited mergers, acquisitions, tender offers, proxy contests or changes of incumbent management, even when stockholders other than Mr. Gorman consider such a transaction or event to be in their best interest. Accordingly, holders of Common Stock may be deprived of an opportunity to sell their shares at a premium over the trading price of the shares.

Our Trading Systems May Fail, Resulting In Service Interruptions.

We receive and process trade orders through internal trading software and touch-tone telephones and we depend heavily on the integrity of the electronic systems supporting this type of trading. Heavy stress placed on our systems during peak trading times could cause our systems to operate too slowly or fail. If our systems or any other systems in the trading process slow down significantly or fail even for a short time, our customers would suffer delays in trading, potentially causing substantial losses and possibly subjecting us to claims for such losses or to litigation claiming fraud or negligence. During a systems failure, we may be able to take orders by telephone; however, only associates with securities broker’s licenses can accept telephone orders, and an adequate number of associates may not be available to take customer calls in the event of a systems failure. In addition, a hardware or software failure, power or telecommunications interruption or natural disaster could cause a system failure. Any systems failure that interrupts our operations could have a material adverse effect on our business, financial condition and operating results.

No Active Public Market For Our Common Stock Currently Exists And None May Develop.

An active public market for our common stock does not currently exist. Over 80% of our issued common stock is held by fewer than ten individuals. Until a broader distribution of our common stock is made no active public market will develop.

Executive Officers of the Registrant

The following information sets forth certain information with respect to our executive officers. Their respective backgrounds are described below.

Name	Age	Position
John J. Gorman	43	Director, Chairman and Chief Executive Officer
Charles H. Mayer	56	Director, President and Chief Operating Officer
Kurt J. Rechner	43	Chief Financial Officer, Secretary and Treasurer
A. Reed Durant	49	Director of Compliance
John F. Garber	34	Director of Finance

JOHN J. GORMAN. Mr. Gorman became our Chairman of the Board of Directors and Chief Executive Officer in August 1999. He has been the Chairman and Chief Executive Officer of Tejas since July 1997. Mr. Gorman has over 19 years of experience in the brokerage industry. Mr. Gorman became a principal of Tejas on April 18, 1995. From 1988 until joining Tejas, Mr. Gorman worked at APS Financial Inc. as a Senior Vice President. Mr. Gorman served primarily in a broker capacity at APS Financial Inc., a broker-dealer in Austin, Texas. Mr. Gorman has held positions at APS Financial Inc., Landmark Group, Shearson Lehman and Dean Witter. Mr. Gorman is the nephew of Charles H. Mayer through marriage. Mr. Gorman received his B.B.A. from Southern Methodist University in 1983.

CHARLES H. MAYER. Mr. Mayer joined us in September 1999 as the Chief Operating Officer and a Director. Mr. Mayer became our President in December 2000. From 1995 until he joined us, Mr. Mayer was self-employed and managed personal investments in a number of companies not related to the securities industry. From 1990 to 1995, Mr. Mayer was a Managing Director and the Chief Information Officer with CS First Boston. Other experience includes 21 years in senior positions with Morgan Stanley, Tech Partners, Salomon Brothers, Lehman Brothers and the Federal Reserve Bank of New York. Mr. Mayer earned a BBA and MBA from Seton Hall University.

KURT J. RECHNER, CPA, CFA. Mr. Rechner became our Chief Financial Officer in January 2000, our Treasurer in September 2000 and our Secretary in September 2002. Mr. Rechner has spent the past 22 years in the financial services industry. Prior to joining us, Mr. Rechner was employed from 1997 through 1999 as an Executive Vice President, Finance & Operations, CFO for Xerox Federal Credit Union. From May 1995 to 1997 Mr. Rechner was the Chief Executive Officer for Prism Capital Management, LLC, which managed a global fixed income hedge fund. From 1990 through May 1995, Mr. Rechner was the Senior Vice President of Accounting and Finance for Security Service Federal Credit Union. Mr. Rechner earned a B.S. in Business Administration from the University of Illinois in 1984 and an M.B.A. from Trinity University in 1985. Mr. Rechner also holds the professional designations of Certified Public Accountant and Chartered Financial Analyst.

A. REED DURANT. Mr. Durant became our Director of Compliance in August 1999. Mr. Durant joined Tejas in November 1998 as the Compliance Director. From January 1996 until joining Tejas, Mr. Durant worked as Senior Compliance Examiner for the NASD in the Regulation and Enforcement area. From 1988 until joining the NASD, Mr. Durant worked at Principal Financial Securities. Mr. Durant brings over 22 years experience in the securities industry, including 8 years as Compliance Director of a 400-broker, 30-branch NYSE member firm. Mr. Durant graduated from Texas Tech University with a BA in economics.

JOHN F. GARBER, CPA. Mr. Garber became our Director of Finance in August 1999. Mr. Garber joined Tejas in October 1998 as Director of Finance. From April 1999 until joining Tejas, Mr. Garber was employed as the Controller for Loewenbaum & Co. Inc., an Austin based broker-dealer. Prior to joining Loewenbaum & Co., Inc. in April 1998, he was employed by KPMG LLP from 1995 to 1998 in the financial assurance department. Mr. Garber graduated from the University of Florida in 1992 with a B.S.B.A. in Finance. Mr. Garber holds the professional designation of Certified Public Accountant.

AVAILABLE INFORMATION

We file annual, quarterly, and current reports, proxy statements, and other documents with the SEC under the Securities Exchange Act of 1934 (the “Exchange Act.”). You may read and copy any materials that are on file with the SEC at the SEC’s public reference room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains a website that contains these SEC filings. You can obtain these filings at the SEC’s website at http://www.sec.gov.

We also make available free of charge on or through our website (http://www.tejassec.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such materials with, or furnish it to, the SEC.

ITEM 2. PROPERTIES

The Company’s headquarters are located at 2700 Via Fortuna, Suite 400, Austin, Texas. The Company leases space for its offices in Austin, Texas, Houston, Texas and Tinton Falls, New Jersey, which consist of approximately 24,700 square feet, 5,400 square feet and 1,900 square feet, respectively. Future commitments associated with the leases are included in Note 18 to the Consolidated Financial Statements. These leases are for terms of four years, three years and five years, respectively, and contain renewal options. The Company subleased approximately 40% of its space in the Austin location during 2003. The Company also has leased space of approximately 2,500 square feet in Atlanta, Georgia, with a lease term expiring in 2005. In September 2002, the Company subleased approximately 85% of its Atlanta, Georgia office space. The Company subleased the remaining 15% of its Atlanta, Georgia office space in March 2003.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than litigation incidental to our business, which the Company believes will not have a material adverse affect, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

RECENT STOCK PRICES

The Company’s common stock trades under the symbol “WSTH” on the over-the-counter electronic bulletin board. The trading does not constitute a well-established public trading market for our common stock. On December 31, 2003, there were in excess of 350 holders of record of the Company’s common stock and we believe in excess of 5 beneficial holders of the Company’s common stock. The following table sets forth for the periods indicated the high and low market prices for our common stock, which reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The Company has not paid cash or stock dividends and has no present plan to pay any such dividends. The payment of future dividends will be decided by our Board of Directors and will be based upon the Company’s future earnings, financial condition and capital requirements. Our current loan agreement prohibits us from paying any dividends.

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
2003:
Stock Price Range
High	$1.25	$1.25	$10.00	$9.00
Low	$1.25	$1.25	$1.25	$5.00
2002:
Stock Price Range
High	$5.00	$3.00	$2.25	$2.25
Low	$3.50	$1.50	$1.50	$1.25

RECENT SALES OF UNREGISTERED STOCK

None.

ITEM 6. SELECTED FINANCIAL DATA

The summary statement of operations data and the summary statement of financial condition data as of and for each of the years in the five-year period ended December 31, 2003 is as follows. Historical financial results may not be indicative of future performance of the Company or its affiliates.

	AS OF AND FOR THE YEAR ENDED DECEMBER 31,
	2003	2002	2001	2000	1999
STATEMENT OF OPERATIONS DATA:
Commissions	$29,260,473	$19,467,276	$25,615,989	$16,818,686	$25,291,212
Investment banking	72,799	335,663	316,927	1,831,326	925,616
Trading income (loss)	(2,793,103)	1,296,933	(630,687)	(4,076,629)	3,475,539
Other	43,591	135,055	25,920	135,902	740,342

Total revenue	26,583,760	21,234,927	25,328,149	14,709,285	30,432,709

Employee compensation	19,140,520	15,667,467	18,666,284	13,954,116	19,992,928
Other expenses	5,913,856	4,979,208	5,352,183	7,618,831	4,802,555

Total expenses	25,054,376	20,646,675	24,018,467	21,572,947	24,795,483

Income (loss) before income taxes and minority interest	1,529,384	588,252	1,309,682	(6,863,662)	5,637,226
Income tax expense (benefit)	682,254	298,200	495,474	(2,214,012)	2,201,598
Minority interest	0	0	(18,814)	(650,510)	297,285

Net income (loss)	$847,130	$290,052	$833,022	$(3,999,140)	$3,138,343

Earnings (loss) per share:
Basic	$0.56	$0.19	$0.62	$(3.17)	$2.51

Diluted	$0.54	$0.19	$0.53	$(3.17)	$2.25

Weighted average shares outstanding:
Basic	1,512,024	1,512,024	1,348,097	1,261,721	1,250,119

Diluted	1,563,876	1,525,703	1,546,112	1,261,721	1,529,197

STATEMENT OF FINANCIAL CONDITION DATA:
Cash and cash equivalents	$551,857	$750,746	$547,761	$482,562	$2,732,175
Deposit with clearing organization	0	0	260,471	250,000	100,000
Receivable from clearing organization	0	0	1,905,338	735,616	63,620
Securities owned	5,601,782	5,985,305	3,011,667	2,433,022	6,207,748
Other assets	2,202,814	2,538,887	1,515,271	3,397,959	2,534,127

Total assets	$8,356,453	$9,274,938	$7,240,508	$7,299,159	$11,637,670

Accounts payable, accrued expenses and other liabilities	$2,376,535	$2,380,552	$3,183,904	$1,869,821	$2,905,020
Securities sold, not yet purchased	221,279	985,210	332,581	446,078	187,940
Payable to clearing organization	742,334	971,651	0	456,660	1,719,627
Notes payable	1,655,100	2,423,450	500,000	2,250,000	0
Subordinated debt	0	0	1,000,000	1,000,000	1,000,000

Total liabilities	4,995,248	6,760,863	5,016,485	6,022,559	5,812,587

Minority interest	0	0	0	377,382	976,725
Common stock	1,512	1,512	1,512	1,266	12,537
Additional paid in capital	2,222,281	2,222,281	2,222,281	1,730,744	1,669,473
Retained earnings (deficit)	1,137,412	290,282	230	(832,792)	3,166,348

Total stockholders’ equity	3,361,205	2,514,075	2,224,023	899,218	4,848,358

Total liabilities and stockholders’ equity	$8,356,453	$9,274,938	$7,240,508	$7,299,159	$11,637,670

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY OVERVIEW

General

We are primarily engaged in the business of offering (1) brokerage services to retail and institutional customers, (2) high quality investment research to institutional and retail customers, (3) market-making activities in stocks traded on the Nasdaq National Market and other national exchanges, and (4) investment banking services. All of these activities are highly competitive.

While our brokerage commissions revenue is dependent on trading volume, which may fluctuate significantly, our overhead remains relatively fixed. Thus, if our trading volume decreases, our profitability is adversely affected despite lower compensation costs associated with the lower trading volume. Consequently, net-operating results can vary significantly from period to period. Our business is also subject to substantial governmental regulations and changes in legal, regulatory, and compliance requirements that may have a substantial impact on our business and results of operations. For a discussion of risks associated with our business, see “Forward-Looking Statements and Risk Factors” in Part I and see Item 7A of this Form 10-K.

Brokerage Services

We provide brokerage services to approximately 5,000 retail customers and 500 institutional customers. We offer customers the ability to buy and sell securities, security options, mutual funds, index funds, fixed income products, annuities and other investment securities. Commission revenue from customer security transactions, as well as the related compensation expense, is recorded on a trade date basis.

Research

We have a research department dedicated to the analysis and performance of markets/industry conditions. Currently, our research department consists of five analysts with proven expertise in special situation equity research and in distressed securities research. This analyst group has the background to analyze many industries, but has a primary focus on telecommunications and technology.

Market Making

We are a market maker for approximately 170 public companies whose stocks are traded on the Nasdaq National market. Generally, we do not maintain inventories of securities for sale to our customers. However, we do engage in certain principal transactions where, in response to a customer order, we will go at risk to the marketplace in an attempt to capture the spread between the bid and offer.

When we enter into securities transactions for our own account, we recognize realized gains and losses upon the completion of trades and unrealized gains and losses based upon a mark to market of securities held by us. Securities with readily determinable market values are marked to market based on quoted market prices. Securities with limited market activity for which quoted market prices are not readily determinable are based on our management’s best estimate, which may include dealer price quotations and price quotations for similar instruments traded.

Investment Banking

Our investment banking services primarily relate to helping companies raise capital through public or private offerings of securities as a syndicate member or a managing underwriter and providing advisory services for companies involved in mergers and acquisitions. Investment banking revenues include fees, net of syndicate expenses, arising from securities offerings where we act as a syndicate member or managing underwriter and fees earned from providing merger and acquisition advisory services.

Margin Loans

We extend credit to our customers, which is financed through our clearing organization, to help facilitate customer securities transactions. This credit, which earns interest income, is known as “margin lending.” In margin transactions, the client pays a portion of the purchase price of securities, and we make a loan (financed by our clearing organization) to the client for the balance, collateralized by the securities purchased or by other securities owned by the client.

In permitting clients to purchase on margin, we are subject to the risk of a market decline, which could reduce the value of our collateral below the client’s indebtedness. Agreements with margin account clients permit our clearing organization to liquidate our clients’ securities with or without prior notice in the event of an insufficient amount of margin collateral. Despite those agreements, our clearing organization may be unable to liquidate clients’ securities for various reasons including the fact that the pledged securities may not be actively traded, there is an undue concentration of certain securities pledged, or a trading halt is issued with regard to pledged securities.

CRITICAL ACCOUNTING POLICIES

We have identified the policies and estimates set forth below as critical to our operations and the understanding of our results of operations. The impact of these policies is further discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations, where these policies affect our reported amounts. Our significant accounting policies are described in Note 2 in the Notes to Consolidated Financial Statements.

Fair Value of Securities

We routinely purchase and sell securities for our proprietary accounts and our customers, including employees. Financial securities used in our trading activities are recorded at fair value, with unrealized gains and losses reflected in investment income. Securities with readily determinable market values are based on quoted market prices. Many of the securities held are those of distressed companies in which there may be limited market activity. The value of securities with limited market activity for which quoted market values are not readily determinable are based on our management’s best estimate, which may include dealer price quotations and price quotations for similar instruments traded. In addition, changes in the market prices of securities (and changes in our estimates of market values of securities) could result in losses to us. For a further discussion of this market risk, including the effects of a hypothetical 10% decline in prices, see Item 7A of this Form 10-K.

Receivable (Payable) to Clearing Organization

We utilize our equity in securities owned at our clearing organization to facilitate the purchase of additional securities for trading purposes. The value of the equity at the clearing organization is primarily affected by realized trading gains and losses, unrealized gains and losses, the purchase and sale of accrued interest on debt securities, and cash withdrawals and deposits at the clearing organization. As a result of this activity, including the purchase and sale of securities, we may have either a receivable or payable balance to the clearing organization. In the event that we have a payable balance to the clearing organization, we may be restricted in our ability to withdraw funds from the clearing organization to cover routine operating expenses. Additionally, if the value of the equity at the clearing organization is insufficient to cover the margin requirements on the value of the securities borrowed, we may be required to either liquidate our holdings at the clearing organization or provide additional funds to cover margin requirements. For these reasons, we carefully monitor our receivable or payable balance so that we can provide sufficient funds for operations.

LIQUIDITY AND CAPITAL RESOURCES

As a broker-dealer, we are required to maintain a certain level of liquidity or net capital in accordance with NASD regulations. Factors affecting our liquidity include the value of securities held in trading accounts, the value of non-current assets, the amount of unsecured receivables, and the amount of general business liabilities, excluding amounts payable to its clearing broker and NASD approved subordinated debt.

Our inventory balance fluctuates daily based on the current market value and types of securities held. We typically invest in securities in which we provide research coverage. The types of securities may include publicly traded debt, equity, options and private security issuances. As a market maker, we provide bid and ask quotes on certain equity securities on the NASDAQ market.

Market values for some of the distressed securities may not be easily determinable depending upon the volume of securities traded on open markets, the operating status of the companies or the types of securities issued by companies. If the underlying securities of a company become illiquid, our liquidity may be affected depending on the value of the securities involved. During times of general market declines, we may experience market value losses, which ultimately affects our liquidity through our broker-dealer net capital requirements. In addition, we may decide not to liquidate our security holdings to increase cash availability if our management believes a market turnaround is likely in the near term or if our management believes the securities are undervalued in the current market.

We utilize the equity in securities owned at our clearing organization to fund operating and investing activities. The value of the equity at the clearing organization is also used to secure temporary financing for the purchase of investments in our trading accounts. The value of our equity balance held at the clearing organization may fluctuate depending on factors such as the market valuation of securities held in our trading accounts, realized trading profits, commission revenue, cash withdrawals and clearing costs we are charged for conducting our trading activities. As a result of this activity, we may have either a receivable or payable balance to the clearing organization. As of December 31, 2003, we had a payable balance due to the clearing organization of $742,334.

Cash Flows From Operating Activities

Net cash provided by (used in) operating activities was $640,070, $(710,296) and $1,897,460 in 2003, 2002 and 2001, respectively. The net cash provided by (used in) operating activities is impacted primarily by the brokerage operating activities and changes in the brokerage-related assets and liabilities.

In 2003, the primary uses of cash were from the $229,317 decrease in the payable to clearing organization and the $763,931 decrease in securities sold, not yet purchased. The primary source of cash was from the $383,523 decrease in securities owned. The net effect of these transactions on cash flows from operating activities was $609,725 in cash used in operations, with the remaining increase consisting of $847,130 in net income plus changes in other asset and liability accounts.

During 2002, the primary uses of cash were from the increase in securities owned, increase in other investments, and the decrease in accounts payable, accrued expenses and other liabilities. Securities owned increased by $2,973,638, which were financed primarily through the increase in the net payable to clearing organization. Other investments increased by $1,250,000 as we were required to collateralize one of our notes payable to a bank with a certificate of deposit. Accounts payable, accrued expenses and other liabilities decreased by $803,352 from the prior year as a result of reduced bonuses and commissions payable at year-end compared with December 31, 2001. The primary sources of cash consisted of the net increase in the net payable to clearing organization of $2,876,989 and the increase in securities sold, not yet purchased of $652,629. The net effect of these transactions on cash flows from operating activities was $1,497,372 in cash used in operations, with the remaining increase consisting of $290,052 in net income plus changes in other asset and liability accounts.

During 2001, the primary use of cash resulted from the $1,626,382 decrease in the net payable to clearing organization. Our increased commission revenue and decrease in investment losses allowed us to increase our cash balances on deposit at the clearing organization. In addition, the increased revenues allowed us to increase our security holdings by $578,645. The primary sources of cash related to the receipt of income tax refunds for prior year carrybacks and the reduction in cash paid due to the increase in accounts payable and accrued expenses related to year-end bonus accruals. The net effect of these transactions on cash flows from operating activities was $916,297 in cash availability, with the remaining $981,163 increase consisting of $833,022 in net income plus changes in other asset and liability accounts.

We anticipate that a significant portion of the cash provided from our future operating activities will be used to reduce our overall debt structure. Future operating cash flows may also be used to facilitate additional investing activities.

Cash Flows From Investing Activities

Net cash used in investing activities was $56,239, $10,169 and $77,261 in 2003, 2002 and 2001, respectively. In 2003, we purchased $56,239 of property and equipment in the ordinary course of business. During 2002, the Company purchased $10,169 of property and equipment in the ordinary course of business. During 2001, the Company purchased $77,261 of property and equipment in the ordinary course of business.

Cash Flows From Financing Activities

Net cash (used in) provided by financing activities was $(782,720), $923,450 and $(1,755,000) in 2003, 2002 and 2001, respectively.

On February 17, 2004, the Company entered into an agreement with a bank to borrow $2,500,000 for operating and financing purposes. The Company used a portion of the proceeds to repay the March 2002 and the June 2003 loan agreements in full. The loan is due on demand or by February 15, 2007 if no demand is made. The loan accrues interest at prime plus 2% and is to be paid in equal monthly payments of $70,000, plus accrued interest, commencing on March 15, 2004. The loan is secured by the common stock of the Company’s primary operating subsidiary, Tejas Securities, as well as the personal guaranty of an officer of the Company. On March 4, 2004, Tejas Securities redeemed the $1,150,000 certificate of deposit held as collateral against the March 2002 loan. The loan agreement contains covenants that, among other things, limit our ability to incur debt and liens, limit our ability to pay dividends, and restrict our ability to make loans or investments or incur obligations as a guarantor or surety.

In June 2003, the Company entered into an agreement with a bank to borrow $805,000 for refinancing purposes. The loan was due on demand or by December 1, 2004 if no demand was made. The loan accrued interest at prime plus 1.5% and was to be paid in equal monthly installments of $50,000, plus accrued interest, commencing on July 1, 2003. The balance of the loan agreement was $505,050 as of December 31, 2003.

In March 2002, the Company entered into a term loan agreement with a bank to borrow $2,500,000 for operating purposes. The loan was originally due and payable on demand or by March 15, 2003 if no demand was made. The loan accrued interest at 5.5% per annum. The Company purchased a certificate of deposit in the amount of $2,500,000 as collateral for the loan. During 2002, the Company repaid $1,100,000 of the loan from the bank through its own financing arrangements. The bank in turn released from collateralization $1,100,000 of the certificate of deposit to the Company, of which $1,000,000 was used for operations, including repayment of $500,000 of the Company’s subordinated debt. The remaining $100,000 was not redeemed and was included in other investments at December 31, 2002. In addition, the Company repaid $250,000 of a loan from the bank through the redemption of $250,000 of the certificate of deposit during 2002. As of December 31, 2002, the term loan agreement balance was $1,150,000, which was collateralized by the certificate of deposit in the amount of $1,250,000 (which was included as other investments in the accompanying consolidated statements of financial condition). On March 15, 2003, the Company extended the maturity date of the loan to March 15, 2004.

General

Our primary sources of cash are cash flows from operations and borrowings. Our cash flows from operations and our ability to make scheduled payments of principal and interest on, or to refinance, our indebtedness will depend on our future performance, which is subject to the risks discussed in Part I and Item 7A of this Form 10-K. Likewise, our ability to borrow will depend on these factors. Based upon the current level of our operations, we believe that cash flows from our operations and available cash, together with borrowings, will be adequate to meet our future liquidity needs for both the short term and for at least the next several years. However, there can be no assurance that our business will generate sufficient cash flows from operations or that future borrowings will be available in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs.

As of December 31, 2003, our contractual cash obligations and the periods in which payments under such cash obligations are due are as follows:

	Payments Due by Period
		Less than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Notes Payable	$1,655,100	1,655,100	—	—	—
Operating Lease Obligations	3,701,000	1,463,000	1,973,000	265,000	—
Capital Lease Obligations	82,000	34,000	48,000	—	—

Total Contractual Cash Obligations	$5,438,100	3,152,100	2,021,000	265,000	—

As of December 31, 2003, we had two promissory note agreements with First United Bank, one of which had an outstanding principal balance of $505,050 and the other $1,150,000. In February 2004, we entered into a new $2.5 million promissory note agreement with First United. We used the proceeds of this loan to repay the two previous outstanding loans and for working capital purposes. This new loan is due on demand or by February 2007 if no demand is made. In addition, the loan is to be paid in equal monthly installments of $70,000, plus accrued interest, and is secured by a pledge of the stock of our subsidiaries and a personal guarantee of our chairman of the board and chief executive officer. The loan agreement contains covenants that, among other things, limit our ability to incur debt or liens, limit our ability to pay dividends, and restrict our ability to make loans or investments or incur obligations as a guarantor or surety.

Our operating lease obligations relate primarily to our office leases and immaterial office equipment. For a discussion of these office leases, see Item 2 of this Form 10-K.

Our capital lease obligations relate primarily to office equipment.

Off Statement of Financial Condition Risk

For a discussion of our margin lending, see “General-Margin Loans” under this Item 7. As of December 31, 2003, the total of all customer securities pledges on debit balances held in margin accounts was approximately $4.5 million.

We are responsible to our clearing organization for payment of all transactions executed both on our behalf and on behalf of our customers. Therefore, we are exposed to off statement of financial condition risk in the event a customer cannot fulfill its commitment and the clearing organization must purchase or sell a financial instrument at prevailing market prices. We and our clearing organization seek to control risk associated with customer transactions through daily monitoring to assure margin collateral is maintained under regulatory and internal guidelines.

We are exposed should Correspondent Services Corporation, our clearing organization, be unable to fulfill its obligations for securities transactions.

The Company deposits its cash with financial institutions. Periodically such balances exceed applicable FDIC insurance limits.

Securities Owned and Securities Sold, Not Yet Purchased

In entering into securities transactions for our own account, we may take long or short positions in securities. These positions are reported on our consolidated balance sheets at fair value. These investments are subject to the risk of failure of the issuer and the risk of changes in market value based on the ability to trade such securities on the open market and the issuer’s performance. For a discussion of our market risk, see Item 7A of this Form 10-K.

Contingencies

We are involved in various claims and legal actions that have arisen in the ordinary course of business. It is our management’s opinion that liabilities, if any, arising from these actions will not have a material adverse effect on our consolidated financial position or results of operations.

In October 2001, an officer of ours purchased a liability of ours in the amount of approximately $121,000 originally payable to a third party. The liability originated from the merger transaction between Westech and Tejas and is now payable to the officer upon our successful listing on a national exchange.

Results Of Operations

A material portion of the Company’s commission revenues are generated by the brokering of securities from United States domiciled companies that are rated below investment grade and classified as distressed. The Company dedicates the majority of its in-house research to analyzing distressed companies, which, in turn, helps facilitate the brokering of these distressed securities.

Customer securities transactions executed through the Company’s proprietary trading accounts have been reclassified as commissions from principal transactions to conform with the presentation used in December 31, 2003 financial statements.

The following table presents additional information regarding the results of operations as presented in Item 6.

	Year Ended December 31,
	2003		2002		2001
	(000’s)	% Change	(000’s)	% Change	(000’s)
Revenues:
Commissions — Agency	$1,835	20	1,530	877	157
Commissions — Principal	27,426	53	17,937	(30)	25,459
Underwriting and investment banking	73	(78)	336	6	317
Net dealer inventory and investment income (loss)	(2,793)	(315)	1,297	306	(631)
Other income	44	(68)	135	419	26

	$26,584	25	21,235	(16)	25,328
Expenses:
Commissions, employee compensation and benefits	$19,141	22	15,667	(16)	18,666
Clearing and floor brokerage	590	43	413	—	413
Communications and occupancy	2,100	29	1,631	(1)	1,646
Professional	949	35	705	(40)	1,169
Other	2,274	2	2,231	5	2,124

	$25,054	21	20,647	(14)	24,018

The increase in agency commissions during 2003 was due to the overall increase in the equity markets along with the addition of an institutional equity broker during the current year. The increase in agency commissions during 2002 was due to the addition of an institutional equity broker.

The increase in principal commission revenues during 2003 was due to the overall increase in the equity and corporate debt markets. With the combination of low interest rates, lower corporate tax rates, and overall economic growth, many corporations continued with restructuring plans and generated positive growth during 2003. The business sectors in which the Company routinely follows experienced substantial increases in their equity and debt valuations, which generated increased opportunities for customer trading activities. The decrease in commission revenues during 2002 was due to continued uncertainty in the U.S. economy and abroad. Many of the Company’s customers sought safety by reducing their investment exposure. A combination of low interest rates, increased corporate bond defaults and instability in the equity markets were compelling reasons for investors to increase their cash positions by reducing their investment holdings.

Underwriting and investment banking revenues experienced a significant decrease during 2003 as the Company did not receive any success fees on advisory engagements. The Company had one advisory engagement in 2002, which generated the slight increase from 2001. The Company did not direct any additional resources to investment banking activities in 2003 from 2002.

Net dealer inventory and investment income includes profits on proprietary trading, market making activities and trading interest income and expense. Net dealer inventory and investment income decreased during 2003. While the Company was successful in generating increased commission revenues on distressed companies’ securities, the Company purchased a number of debt securities for its own account that performed negatively. Net dealer inventory and investment income increased during 2002 due to increased trading activity in distressed corporate debt securities. While many of the Company’s customers reduced their investment exposure, the Company’s trading desk was able to generate positive returns from the markets’ volatility.

Other income decreased during 2003 due to a loss on the disposal of fixed assets. Other income increased during 2002 due to interest receipts on a certificate of deposit held in other investments (See Liquidity and Capital Resources – Cash Flows From Financing Activities, above, and Note 6 to the consolidated financial statements) and management support revenues pursuant to a service agreement with Firstmark Corp., which was terminated during August 2002 (see Note 21 to the consolidated financial statements).

Commissions, employee compensation and benefits increased during 2003 due to an increase in commission expense resulting directly from our increased commission revenues. The Company’s bonus expense during 2003 was lower than in the previous year due to a reduction in bonuses paid to John Gorman. Commissions, employee compensation and benefits decreased during 2002 as a function of decreased revenues and profitability of the Company. The Company’s commission expense ratio was higher in 2002 as compared to 2003 due to incentives paid to new institutional brokers during the year. Additionally, the Company incurred higher bonus expense as a percentage of revenues during 2002 as compared to 2003 as the Company paid retention bonuses to key management and research personnel in 2002.

Clearing and floor brokerage costs for 2003 increased due to increased market making activity, which began in the fourth quarter of 2002. Additionally, the Company did not receive any order flow rebates for 2003 trading activity. Clearing and floor brokerage costs for 2002 were consistent with 2001 amounts despite the decrease in revenues. The Company increased market making activities during the fourth quarter of 2002, and generated insignificant amounts of revenues from those activities.

Communications and occupancy charges increased in 2003 primarily from the March 2003 expiration of a sublease agreement for a portion of the Austin office location. The Company was previously receiving approximately $45,000 per month in sublease revenue. Communications and occupancy charges decreased slightly during 2002 as the Company realized a full year of sublease receipts versus the prior year.

Professional fees increased during 2003 due to the settlement of three customer claims against the Company. Professional fees decreased during 2002 due to a reduction in legal fees associated with a reduction in claims and legal actions against the Company.

Other expenses increased modestly during 2003 primarily from increases in entertainment costs, which was partially offset by a decrease in fixed asset rental costs. The increase in other expenses during 2002 was due to an increase in insurance and regulatory costs.

Income tax expense increased during 2003 due to the increase in pre-tax earnings for the year. The Company’s effective tax rate was 45% for 2003. Income tax expense decreased in 2002 due a reduction in pre-tax earnings from 2001 amounts. The Company’s effective tax rate was 51% for 2002. The Company’s effective tax rate exceeds the statutory rate due to the effects of state income taxes and non-deductible meals and entertainment expenses.

Effects Of Inflation

The effects of inflation have been minimal on the results of operations and the financial condition of the Company in recent years. However, the rising cost of labor and competitive market for brokers could affect general and administrative costs in the near term.

Recently Issued Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to the consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company’s principal business activities are, by their nature, risky and volatile and are directly affected by economic and political conditions and broad trends in business and finance in the national and international markets. Any one of these factors may cause a substantial decline in the securities markets, which could materially affect the Company’s business. Managing risk is critical to the Company’s profitability and to reducing the likelihood of earnings volatility. The Company’s risk management policies and procedures have been established to continually identify, monitor and manage risk. The major types of risk that the Company faces include credit risk, operating risk and market risk.

Credit risk is the potential for loss due to a customer or counterparty failing to perform its contractual obligation. The Company clears its securities transactions through a clearing organization. Under the terms of the clearing agreement, the clearing organization has the right to charge the Company for its losses that result from its customers’ failure to fulfill their contractual obligations. In order to mitigate risk, the Company’s policy is to monitor the credit standing of its customers and maintain collateral to support customer margin balances. Further, significant portions of the Company’s assets are held at its clearing organization, Correspondent Services Corporation. Therefore, the Company could incur substantial losses if its clearing organization were to become insolvent or otherwise unable to meet its financial obligations. Correspondent Services Corporation has in excess of $200 million in capital and has historically met all of its obligations to the Company.

Operating risk arises from the daily conduct of the Company’s business and relates to the potential for deficiencies in control processes and systems, mismanagement of Company activities or mismanagement of customer accounts by its employees. The Company relies heavily on computer and communication systems in order to conduct its brokerage activities. Third party vendors, such as the clearing organization and news and quote providers, provide many of the systems critical to the Company’s business. The Company’s business could be adversely impacted if any of these systems were disrupted. The Company mitigates the risk associated with systems by hiring experienced personnel, and providing employees with alternate means of acquiring or processing information. In order to mitigate the risk associated with mismanagement of Company activities or customer accounts, the Company utilizes compliance and operations personnel to review the activities of administrative and sales personnel. In addition, the activities of management are actively reviewed by other members of management on a regular basis and by the Board of Directors.

The Company’s primary market risk exposure is to market price changes and the resulting risk of loss that may occur from the potential change in the value of a financial instrument as a result of price volatility or changes in liquidity for which the Company has no control. Securities owned by the Company are either related to daily trading activity or the Company’s principal investing activities. Market price risk related to trading securities is managed primarily through the daily monitoring of funds committed to the various types of securities owned by the Company and by limiting exposure to any one investment or type of investment. However, the Company will on occasion concentrate its securities holdings to one or two positions based upon its research and potential for market appreciation. Approximately 78% of the value of securities owned as of December 31, 2003 related to a single security which was sold subsequent to year-end at a gain.

The Company’s trading securities were $5,601,782 in long positions and $221,279 in short positions at December 31, 2003. These trading securities may be exchange listed, Nasdaq, other over-the-counter securities, or securities in which there is limited market activity on both long and short positions. The potential loss in fair value, using a hypothetical 10% decline in prices, is estimated to be $582,000 as of December 31, 2003. A 10% hypothetical decline was used to represent a significant and plausible market change.

The Company’s investment securities are typically those reported on by the Company’s research analysts. These positions often consist of high-yield debt securities and the related equity securities. The Company monitors this risk by maintaining current operating and financial data on the companies involved, and projecting future valuations based upon the occurrence of critical future events. Any transactions involving the investment securities are typically based upon the recommendations of the Company’s research analysts versus current market performance.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is set forth in Item 15 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company filed a Report on Form 8-K dated May 13, 2003 reporting a change in its independent public accountants to Ernst & Young LLP from KPMG LLP. There were no disagreements with accountants on accounting and financial disclosure for the year ended December 31, 2003.

ITEM 9A. CONTROLS AND PROCEDURES

At December 31, 2003, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Director of Finance, we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer, Chief Financial Officer and Director of Finance concluded that, as of December 31, 2003, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be contained in our definitive proxy statement to be filed in connection with our 2004 annual meeting of stockholders, except for the information regarding our executive officers, which is presented in Part I of this Form 10-K. The information required by this item contained in our definitive proxy statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be contained in our definitive proxy statement to be filed in connection with our 2004 annual meeting of stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in our definitive proxy statement to be filed in connection with our 2004 annual meeting of stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be contained in our definitive proxy statement to be filed in connection with our 2004 annual meeting of stockholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in our definitive proxy statement to be filed in connection with our 2004 annual meeting of stockholders and is incorporated herein by reference.

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
Charles H. Mayer, President, Chief
Operating Officer and Director

Date: April 7, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ John J. Gorman
John J. Gorman	Chief Executive Officer, Chairman of the Board (Principal Executive Officer)	April 7, 2004

/s/ Charles H. Mayer
Charles H. Mayer	President, Chief Operating Officer and Director	April 7, 2004

/s/ Kurt J. Rechner
Kurt J. Rechner	Chief Financial Officer, (Principal Financial Officer) Treasurer and Secretary	April 7, 2004

/s/ John F. Garber
John F. Garber	Director of Finance (Principal Accounting Officer)	April 7, 2004

/s/ Barry A. Williamson
Barry A. Williamson	Director	April 7, 2004

/s/ Clark N. Wilson
Clark N. Wilson	Director	April 7, 2004

/s/ William A. Inglehart
William A. Inglehart	Director	April 7, 2004

WESTECH CAPITAL CORP. AND SUBSIDIARIES

Consolidated Financial Statements

Years Ended December 31, 2003, 2002 and 2001

(With Report of Independent Auditors Thereon)

WESTECH CAPITAL CORP. AND SUBSIDIARIES

Report of Independent Auditors

The Board of Directors and Shareholders
Westech Capital Corp. and Subsidiaries

We have audited the accompanying statement of financial condition of Westech Capital Corp. and Subsidiaries (the Company) as of December 31, 2003, and the related statement of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2003 financial statements referred to above present fairly, in all material respects, the financial position of Westech Capital Corp. and Subsidiaries at December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Austin, Texas
March 4, 2004

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
Westech Capital Corp.:

We have audited the accompanying consolidated statement of financial condition of Westech Capital Corp. and subsidiaries (the Company) as of December 31, 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two–year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westech Capital Corp. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Austin, Texas
March 15, 2003

WESTECH CAPITAL CORP. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

December 31, 2003 and 2002

	2003	2002
Assets
Cash and cash equivalents	$551,857	750,746
Receivables from employees and stockholders	177,223	263,866
Federal income taxes receivable	164,147	202,070
Securities owned, at market value	5,601,782	5,985,305
Other investment	1,155,000	1,250,000
Property and equipment, net	329,651	333,800
Deferred tax asset, net	53,504	74,990
Goodwill	138,215	138,215
Prepaid expenses and other assets	185,074	275,946

Total assets	$8,356,453	9,274,938

Liabilities and Stockholders’ Equity
Accounts payable, accrued expenses and other liabilities	$2,376,535	2,380,552
Securities sold, not yet purchased	221,279	985,210
Payable to clearing organization	742,334	971,651
Notes payable	1,655,100	1,623,450
Notes payable to stockholder	—	800,000

Total liabilities	4,995,248	6,760,863

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value 10,000,000 shares authorized; 1,512,024 issued and outstanding in 2003 and 2002	1,512	1,512
Additional paid in capital	2,222,281	2,222,281
Retained earnings	1,137,412	290,282

Total stockholders’ equity	3,361,205	2,514,075

Total liabilities and stockholders’ equity	$8,356,453	9,274,938

See accompanying notes to consolidated financial statements.

3

WESTECH CAPITAL CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Revenue:
Commissions from agency transactions	$1,834,822	1,530,218	156,627
Commissions from principal transactions	27,425,651	17,937,058	25,459,362
Underwriting and investment banking income	72,799	335,663	316,927
Net dealer inventory and investment income (loss), net of trading interest expense of $112,348, $51,484 and $120,976, respectively	(2,793,103)	1,296,933	(630,687)
Other income	43,591	135,055	25,920

Total revenue	26,583,760	21,234,927	25,328,149

Expenses:
Commissions, employee compensation and benefits	19,140,520	15,667,467	18,666,284
Clearing and floor brokerage	589,913	412,657	412,819
Communications and occupancy	2,100,250	1,631,136	1,645,693
Professional fees	949,313	704,718	1,169,474
Interest, including $40,543, $106,461 and $143,266, respectively, to related parties	115,571	212,484	229,226
Other	2,158,809	2,018,213	1,894,971

Total expenses	25,054,376	20,646,675	24,018,467

Income before income tax expense and minority interest	1,529,384	588,252	1,309,682
Income tax expense	682,254	298,200	495,474

Income before minority interest	847,130	290,052	814,208
Minority interest	—	—	(18,814)

Net income	$847,130	290,052	833,022

Earnings per share:
Basic	$0.56	0.19	0.62

Diluted	$0.54	0.19	0.53

Weighted average shares outstanding:
Basic	1,512,024	1,512,024	1,348,097

Diluted	1,563,876	1,525,703	1,546,112

See accompanying notes to consolidated financial statements.

4

WESTECH CAPITAL CORP. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2003, 2002 and 2001

			Additional
		Common	Paid in	Retained Earnings
	Shares	Stock	Capital	(Accumulated Deficit)	Total
Balance at December 31, 2000	1,266,134	$1,266	1,730,744	(832,792)	899,218
Acquisition of minority interest	245,890	246	491,537	—	491,783
Net income	—	—	—	833,022	833,022

Balance at December 31, 2001	1,512,024	1,512	2,222,281	230	2,224,023
Net income	—	—	—	290,052	290,052

Balance at December 31, 2002	1,512,024	1,512	2,222,281	290,282	2,514,075
Net income	—	—	—	847,130	847,130

Balance at December 31, 2003	1,512,024	$1,512	2,222,281	1,137,412	3,361,205

See accompanying notes to consolidated financial statements.

5

WESTECH CAPITAL CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Cash flows from operating activities:
Net income	$847,130	290,052	833,022
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred tax expense	21,486	9,925	386,637
Depreciation and amortization expense	120,642	132,067	139,652
Non-cash compensation expense	99,836	50,000	86,500
Loss on disposition of property and equipment	36,462	22,388	—
Minority interest	—	—	(18,814)
Changes in operating assets and liabilities
Deposit with clearing organization	—	260,471	(10,471)
Receivable from/payable to clearing organization	(229,317)	2,876,989	(1,626,382)
Receivable from employees and stockholders	(13,193)	180,240	(246,406)
Federal income taxes receivable	37,923	(201,097)	1,807,241
Securities owned	383,523	(2,973,638)	(578,645)
Prepaid expenses and other assets	90,872	43,030	(75,460)
Other investment	95,000	(1,250,000)	—
Accounts payable, accrued expenses and other liabilities	(86,363)	(803,352)	1,314,083
Securities sold, not yet purchased	(763,931)	652,629	(113,497)

Net cash provided by (used in) operating activities	640,070	(710,296)	1,897,460

Cash flows from investing activities:
Purchase of property and equipment	(56,239)	(10,169)	(77,261)

Net cash used in investing activities	(56,239)	(10,169)	(77,261)

Cash flows from financing activities:
(Repayment of) proceeds from notes payable	31,650	1,123,450	(1,000,000)
(Repayment of) proceeds from notes payable to stockholders	(800,000)	800,000	(750,000)
Payments on capital lease	(14,370)	—	—
Repayment of subordinated debt - related party	—	(1,000,000)	—
Purchase of minority interest shares	—	—	(5,000)

Net cash provided by (used in) financing activities	(782,720)	923,450	(1,755,000)

6	(Continued)

WESTECH CAPITAL CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2003, 2002 and 2001

Net change in cash and cash equivalents	$(198,889)	202,985	65,199
Cash and cash equivalents at beginning of year	750,746	547,761	482,562

Cash and cash equivalents at end of year	$551,857	750,746	547,761

Supplemental disclosures:
Interest paid	$115,571	212,484	360,352
Taxes paid	$571,121	480,500	127,500

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

In March 2001, the Company restructured its line of credit with a bank. In exchange for a $500,000 principal reduction and interest being brought current, the line of credit was converted into a term loan in the amount of $1,000,000. (Note 9)

During 2003, 2002 and 2001, the Company forgave $99,836, $50,000 and $86,500, respectively, of receivables from employees and stockholders, which has been recorded as compensation expense.

During 2003, the Company purchased fixed assets under capital lease with a value of $96,716.

See accompanying notes to consolidated financial statements.

7

WESTECH CAPITAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

(1)	Organization and Basis of Presentation

Westech Capital Corp., a Delaware corporation, (“Westech Capital Corp.”) is a holding company whose only significant operating subsidiary is Tejas Securities Group, Inc., a Texas corporation (“Tejas Securities”). Tejas Securities is engaged in the business of providing brokerage and related financial services to institutional and retail customers nationwide.

Westech Capital Corp. was incorporated as a shell corporation in New York on July 18, 1990, and made an initial public offering in November 1991. Westech Capital Corp. was acquired by Tejas Securities in a reverse merger (“Merger”) effected on August 27, 1999. Pursuant to an Agreement and Plan of Merger, Tejas Securities Group Holding Company (“Tejas Holding”), a Texas corporation, holding approximately 81% of Tejas Securities, became a wholly-owned subsidiary of Westech Capital Corp. In April 2001, Westech Capital Corp. reincorporated from New York to Delaware. On August 29, 2001, the minority interest shareholders of Tejas Securities exchanged their shares of Tejas Securities common stock for restricted stock of Westech Capital Corp. As a result, Westech Capital Corp. owns, directly or through Tejas Holding, 100% of Tejas Securities.

Effective June 20, 2002, Westech Capital Corp. amended its certificate of incorporation to decrease the number of shares of common stock that it has the authority to issue from 50,000,000 to 10,000,000.

Tejas Securities is registered as a broker and dealer in securities with the National Association of Securities Dealers, Inc. and clears its transactions on a fully disclosed basis through Correspondent Services Corporation. Tejas Securities’ headquarters are located in Austin, Texas.

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

(b)	Revenue Recognition

Agency commission revenue and related expense from customer security transactions is recorded on a trade date basis. Customer security transactions that are executed through the Company’s proprietary trading account are recorded on a trade date basis as principal commission revenue. The related expense is also recorded on a trade date basis.

Net dealer inventory and investment income (loss) results from securities transactions entered into for the account of the Company. Net dealer inventory and investment income (loss) includes both realized and unrealized gains and losses, which are recorded on a trade date basis.

8	(Continued)

WESTECH CAPITAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

The Company does not carry or clear customer accounts, and all customer transactions are executed and cleared with other brokers on a fully disclosed basis. These brokers have agreed to maintain such records of the transaction effected and cleared in the customers’ accounts as are customarily made and kept by a clearing broker pursuant to the requirements of Rules 17a-3 and 17a-4 of the Securities Exchange Act of 1934, as amended, and to perform all services customarily incident thereto.

(c)	Investment Banking

Investment banking revenues include gains, losses, and fees, net of syndicate expenses, arising from securities offerings in which the Company acts as an underwriter or agent. Investment banking revenues also include fees earned from providing merger-and-acquisition and advisory services. Investment banking management fees are recorded on the offering date, sales concessions on the settlement date, and underwriting fees at the time the underwriting is completed and the income is reasonably determinable.

(d)	Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with a maturity at date of purchase of ninety days or less.

(e)	Securities Owned and Securities Sold, Not Yet Purchased

Long and short positions in securities are reported at fair value. Securities with readily determinable market values are based on quoted market prices. Securities with limited market activity for which quoted market values are not readily determinable are based on management’s best estimate which may include dealer price quotations and price quotations for similar instruments traded. The difference between cost and fair value has been included in net dealer inventory and investment income (loss). These investments are subject to the risk of failure of the issuer and the risk of changes in market value based on the ability to trade such securities on the open market.

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

Long-lived assets, such as property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the statements of financial condition and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated.

9	(Continued)

WESTECH CAPITAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

(g)	Goodwill

Goodwill represents the excess of costs over fair value of assets of businesses acquired and was recorded in connection with the Company’s acquisition of the minority interest of Tejas Securities in August, 2001. Goodwill and other intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually.

(h)	Repurchase and Resale Agreements

Repurchase and resale agreements are treated as financing transactions and are carried at the amounts at which the securities will be subsequently reacquired or resold as specified in the respective agreements. There were no repurchase or resale agreements outstanding at December 31, 2003 or 2002.

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

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148 (“SFAS No. 148”), Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS No. 148 amends Financial Accounting Standards Board Statement No. 123 (“SFAS No. 123”), Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirement of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the fair value based method of accounting for stock-based employee compensation for those companies that have elected to continue to apply Accounting Principles Board Opinion No. 25 (“APB No. 25”), Accounting for Stock Issued to Employees. The Company has elected to continue to apply the provision of APB No. 25 to its stock options. The adoption of SFAS No. 148 did not have an impact on the Company’s consolidated financial statements.

10	(Continued)

WESTECH CAPITAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

The following table illustrates the effect on net income (loss) if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	Year Ended December 31,
	2003	2002	2001
Net income as reported for basic	$847,130	290,052	833,022
Deduct or add stock-based compensation expense determined under the fair value based method	(15,164)	(50,930)	(178,775)

Pro forma net income for basic	$831,966	239,122	654,247

Net income as reported For diluted (Note 15)	$847,130	290,052	814,208
Deduct or add stock-based compensation expense determined under the fair value based method	(15,164)	(50,930)	(178,775)

Pro forma net income For diluted	$831,966	239,122	635,433

Earnings per share as reported:
Basic	$0.56	0.19	0.62
Diluted	$0.54	0.19	0.53
Pro forma earnings per share:
Basic	$0.55	0.16	0.49
Diluted	$0.53	0.16	0.41

The Company had no stock option expense calculated under the provisions of APB. No. 25 for the years ended December 31, 2003, 2002 and 2001.

(l)	Reclassifications

Certain reclassifications have been made to prior year balances to conform to current year presentation.

11	(Continued)

WESTECH CAPITAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

(3)	Receivables From and Payables To Clearing Organization

At December 31, 2003 and 2002, the Company had net payables to its clearing organization consisting of the following:

	2003	2002
Payable:
Payable to clearing organization	$742,334	971,651

(4)	Receivables from Employees and Stockholders

The Company makes advances to certain employees and officers in months when their commission payout does not meet a predetermined amount. As of December 31, 2003 and 2002, approximately $23,000 and $63,000, respectively, had been advanced to employees under this agreement. These receivables are to be repaid through reductions of future commissions or bonuses. During 2003, the Company forgave approximately $113,000 in receivables from employees and officers. During 2002, the Company forgave approximately $17,000 in receivables from employees. The amounts forgiven are included in compensation expense in the accompanying consolidated statements of operations.

During 1999 the Company received a $200,000 note from an officer of the Company. The note bears no interest and was due on demand if the officer resigned as an employee of the Company prior to December 31, 2000. Under the terms of the note, matured unpaid principal and interest shall bear interest at the lesser of 5.55% per annum or the maximum rate allowed by law from the earlier of December 31, 2000 or the officer’s voluntary termination. Effective January 1, 2001, the Company agreed to forgive the note in $50,000 increments beginning in December 2001 and continuing through December 2004, as long as the officer remains an employee of the Company. Forgiven amounts are included in compensation expense in the accompanying consolidated statements of operations. The balance of the note was $50,000 as of December 31, 2003.

During 1999, the Company received a $50,000 note from an employee and stockholder of the Company to supplement the employee’s commission payout during 1999. The note bears interest of 8% per annum, and was due and payable on August 27, 2003. The maturity date of the note was extended for one year in August 2003. During 2001, the Company forgave $25,000 of the note, which is included in compensation expense in the accompanying consolidated statements of operations. The note is secured by a stock pledge agreement for the employee’s shares issued by the Company. The balance of the note, plus accrued interest, was approximately $28,000 as of December 31, 2003.

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

In April 2002, the Company received a $25,000 note from an employee. The note accrues no interest and was due and payable on April 12, 2003. On April 12, 2003, the note began to accrue interest at the lesser of 5.55% per annum or the maximum rate allowed by law, until paid. The balance of the note, plus accrued interest, was approximately $26,000 as of December 31, 2003.

12	(Continued)

WESTECH CAPITAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

In November 2003, the Company received a $60,000 note from an employee. The note accrues no interest and is due and payable on November 20, 2004. The balance of the note was $50,000 as of December 31, 2003.

Notes receivable and related party receivables are included in receivables from employees and stockholders in the accompanying statements of financial condition.

(5)	Securities Owned and Securities Sold, Not Yet Purchased

At December 31, 2003 and 2002, securities owned and sold, not yet purchased consisted of the following:

	2003		2002
		Sold,		Sold,
		not yet		not yet
	Owned	purchased	Owned	purchased
State and municipal obligations	$289,613	50,806	1,511,086	20,844
US Government bonds	—	—	275,550	608,864
Corporate bonds and notes	302,714	—	2,890,959	177,940
Equity securities	5,009,455	170,473	1,307,710	177,562

	$5,601,782	221,279	5,985,305	985,210

At December 31, 2003 and 2002, the unrealized gain (loss) associated with securities owned and securities sold, not yet purchased, was $206,943 and $(788,379), respectively.

Approximately 78% of the value of securities owned as of December 31, 2003 related to a single security which was sold subsequent to year end at a gain.

(6)	Other Investment

In March 2002, the Company entered into a term loan agreement with a bank to borrow $2,500,000 for operating purposes of Tejas Securities. The loan was originally due and payable on demand or by March 15, 2003 if no demand was made. The loan accrues interest at a rate of 5.50% per annum, and is to be paid on a monthly basis. The Company paid approximately $51,000 and $85,000 in interest related to this for the years ended December 31, 2003 and 2002, respectively. Tejas Securities purchased a certificate of deposit in a like amount as collateral for the loan, of which the balance as of December 31, 2003 and 2002 of $1,155,000 and $1,250,000, respectively, is included in other investment. During 2002, the Company repaid $1,100,000 of the loan from the bank through its own financing arrangements. The bank in turn released from collateralization $1,100,000 of the certificate of deposit to Tejas Securities, of which $1,000,000 was used for operations of the Company, including repayment of $500,000 of the Company’s subordinated debt (Note 11). The remaining $100,000 was not redeemed and is included in other investment at December 31, 2002. In addition, the Company repaid $250,000 of a loan from the bank through the redemption of $250,000 of the certificate of deposit during 2002. In February 2003, the Company redeemed $95,000 of the certificate of deposit. As of December 31, 2003 and 2002, the term loan agreement balance is $1,150,000, which is collateralized in a like amount with the certificate of deposit. On March 15, 2003, the Company extended the maturity date of the loan to March 15, 2004.

13	(Continued)

WESTECH CAPITAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

(7)	Property and Equipment

Property and equipment consists of the following:

	December 31,
	2003	2002
Furniture and equipment	$310,818	394,559
Leasehold improvements	389,132	346,244

	699,950	740,803
Accumulated depreciation and amortization	(370,299)	(407,003)

	$329,651	333,800

(8)	Accrued Commissions and Bonuses

Accrued commissions and bonuses are included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated statements of financial condition.

As of December 31, 2003 and 2002, the Company had accrued approximately $1,357,000 and $1,243,000, respectively, in commissions and related payroll taxes payable.

The Company pays bonuses to its employees and officers at interim periods and year-end. Accrued bonuses as of December 31, 2003 and 2002 were $365,000 and $300,000, respectively. During 2003 and 2002, an officer of the Company received approximately $289,000 and $80,000, respectively, as part of his contractual compensation which was based on the Company’s operating performance. Management of the Company reviews both contractual and discretionary bonus amounts, with discretionary bonus amounts approved by the Compensation Committee of the Company.

(9)	Notes Payable

The Company had a $1,500,000 line of credit with a bank at December 31, 2000. On March 6, 2001, the Company restructured its line of credit. In exchange for a $500,000 principal reduction and interest being paid to the restructure date, the line of credit was converted into a term loan in the amount of $1,000,000. The term loan was secured by the common stock of the Company’s primary operating subsidiary, Tejas Securities, as well as the personal guaranty of an officer of the Company. Additionally, there were no financial covenants governing the term loan. The balance of this note was $500,000 at December 31, 2001. The modified note matured April 1, 2002 and required monthly payments of $50,000 plus accrued interest with payments beginning April 1, 2001 through maturity of the note on April 1, 2002 when all unpaid principal plus interest became due and payable. On April 1, 2002, the Company extended the maturity date of the note through November 1, 2002. There were no changes in the security or covenants of the restructured term loan. Under the restructured terms, the Company continued to make monthly payments of $50,000 plus accrued interest. The note was paid in full on August 15, 2002. The Company incurred approximately $13,000 and $86,000 in interest related to this debt for the years ended December 31, 2002 and 2001, respectively.

14	(Continued)

WESTECH CAPITAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

In March 2002, the Company entered into a term loan agreement with a bank to borrow $2,500,000 for operating purposes at Tejas Securities (Note 6). The balance of the loan agreement is $1,150,000 as of December 31, 2003.

On July 31, 2002, the Company entered into an agreement with a bank to borrow $250,000 for short-term operating purposes at Tejas Securities. The loan was due and payable in a single payment on October 1, 2002, and accrued interest at 7% per annum. The loan was secured by the common stock of the Company’s primary operating subsidiary, Tejas Securities. The loan plus accrued interest of approximately $1,000 was paid in full on August 15, 2002.

On October 30, 2002, the Company entered into a loan agreement with a bank to borrow $500,000 for operating purposes at Tejas Securities. The loan was due on demand or by May 1, 2004 if no demand is made. The loan accrued interest at prime plus 1.5% and was to be paid in equal monthly payments commencing on December 1, 2002. The loan was secured by the common stock of the Company’s primary operating subsidiary, Tejas Securities, as well as the personal guaranty of an officer of the Company. The balance on the loan agreement was $473,450 as of December 31, 2002. The note was paid in full in July 2003. The Company paid interest of approximately $10,000 and $6,000 during 2003 and 2002, respectively, in relation to this debt.

On June 3, 2003, the Company entered into an agreement with a bank to borrow $805,000 for refinancing purposes. The loan is due on demand or by December 1, 2004 if no demand is made. The loan accrues interest at prime plus 1.5% and is to be paid in equal monthly installments of $50,000, plus accrued interest, commencing on July 1, 2003. The balance on the loan agreement was $505,050 as of December 31, 2003. The Company paid interest of approximately $20,000 during 2003 in relation to this loan.

(10)	Notes Payable to Stockholders

During 2000, the Company issued an unsecured short-term demand note to an officer of the Company in return for $500,000. Also in 2000, the Company issued an additional unsecured short-term demand note to another officer of the Company in return for $250,000. The short-term demand notes bore interest of 9.5% per annum and were due and payable, with accrued interest, on February 7, 2001. Effective February 7, 2001, the Company restructured the short-term demand notes into term notes with new maturity dates of March 7, 2002. The restructured short-term demand notes bore interest at 9% per annum, with payment due upon maturity. The $500,000 note was paid in full in May 2001, including accrued interest. The $250,000 note was paid in full in June 2001, including accrued interest. The Company incurred approximately $19,000 and $10,000, respectively, in interest related to these debts for the year ended December 31, 2001.

On August 8, 2002, the Company entered into an unsecured promissory note agreement with an officer of the Company to borrow $1,000,000. Under the terms of the promissory note, the Company was to make twenty monthly installment payments of $50,000, plus accrued interest, beginning on September 8, 2002. The promissory note accrued interest at 11.5% per annum. The balance on the promissory note agreement was $800,000 as of December 31, 2002. The Company paid the remaining balance of the promissory note in June 2003 with proceeds from the June 2003 bank loan agreement. The Company paid interest of approximately $41,000 and $41,000 during 2003 and 2002, respectively, in relation to this debt.

15	(Continued)

WESTECH CAPITAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

(11)	Subordinated Debt – Related Party

The Company had $1,000,000 in debt subordinated to claims of general creditors as of December 31, 2001. The subordinated debt was originally due November 1, 2001, accrued interest at 11.5% and was owed to a director of the Company. Interest was paid monthly. On February 27, 2001, the Company’s subordinated debt was restructured. The holder of the debt granted the Company an option to extend the maturity of the subordinated debt at its discretion for a period of at least one year not to exceed three years. In consideration for this option, the Company paid $20,000 to the holder of the debt. In November 2001, the Company exercised its option to extend the maturity of the subordinated debt through November 1, 2002. On July 1, 2002, the Company repaid $500,000 of the subordinated debt, and repaid the remaining $500,000 on August 20, 2002. The Company incurred $65,219 and $115,000 in interest related to this debt for the years ended December 31, 2002 and 2001, respectively.

(12)	Fair Value of Financial Instruments

Substantially all of the Company’s financial assets and liabilities are carried at market value or at amounts which, because of their short-term nature or because they carry market rates of interest, approximate current fair value. The Company’s notes payable, if recalculated based on current interest rates, would not significantly differ from the amounts recorded at December 31, 2003 and 2002.

(13)	Income Taxes

The Company files a consolidated tax return. Income tax expense (benefit) consists of the following:

	2003	2002	2001
Federal
Current	$576,614	248,903	72,780
Deferred	20,584	13,473	361,204
State
Current	84,154	39,372	36,057
Deferred	902	(3,548)	25,433

	$682,254	298,200	495,474

A reconciliation of expected income tax expense (computed by applying the statutory income tax rate of 34% to income before income tax expense and minority interest) to total tax expense in the accompanying consolidated statements of operations follows:

	2003	2002	2001
Expected federal income expense (benefit)	$519,991	200,006	445,292
Meals and entertainment	60,634	46,094	19,486
State income tax	85,056	23,644	40,583
Change in valuation allowance	—	—	—
Other, net	16,573	28,456	(9,887)

	$682,254	298,200	495,474

16	(Continued)

WESTECH CAPITAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2003 and 2002 are as follows:

	2003	2002
Deferred tax assets:
Capital loss carryforward	$51,257	51,078
Accrued expenses	30,147	37,649
Other	21,002	35,165

Gross deferred tax assets	102,406	123,892
Valuation allowance	(48,902)	(48,902)

Net deferred tax asset	$53,504	74,990

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences net of the existing valuation allowances. For the year ended December 31, 2003 the Company did not recognize change in valuation allowance for capital loss carryforwards. At December 31, 2003, the Company had a capital loss carryforward of approximately $144,000, which expires in 2005.

(14)	Profit Sharing and Stock Option Plans

Profit Sharing Plan

In 1997, the Company instituted a profit sharing plan under section 401(k) of the Internal Revenue Code. The plan allows all employees who are over 21 years old to defer a predetermined portion of their compensation for federal income tax purposes. Contributions by the Company are discretionary. During 2003 and 2002, the Company contributed approximately $167,000 and $173,000, respectively, to the employee profit sharing plan. No contributions were made for 2001.

Stock Option Plans

The Company established the Westech Capital Corp. 1999 Stock Option Plan (“the 1999 Plan”) for employees, directors and consultants of the Company and its subsidiaries on October 15, 1999. Under the 1999 Plan, the Company was originally authorized to grant up to 300,000 shares of the Company’s common stock through incentive stock options or nonqualified stock options. In August 2000, the board of directors of the Company amended the 1999 Plan to increase the number of shares available to 400,000 shares of the Company’s common stock. The exercise price of each incentive stock option is determined by the Compensation Committee of the Company, and shall not be less than 100% of the fair market value of the stock on the grant date. Incentive stock options awarded to ten-percent owners of the Company’s common stock shall not have an exercise price of less than 110% of the fair market value of the stock on the grant date. Incentive stock options may only be granted to employees of the Company or a subsidiary.

17	(Continued)

WESTECH CAPITAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

Options become exercisable as determined at the date of the grant by the Compensation Committee or the Board, in the case of non-employee directors. No option under the 1999 Plan shall be exercisable after the expiration of ten years from the date of the grant. Options granted to a ten-percent owner of the Company shall not be exercisable after the expiration of five years from the date of the grant. The aggregate fair market value of stock purchased under the 1999 Plan by an employee during any calendar year shall not exceed $100,000. In the event that the purchased stock exceeds $100,000, the excess amount shall constitute a nonqualified stock option.

During 2001, options totaling 160,000 shares were granted to employees under the 1999 Plan. The options vested immediately, and expire five years from the date of the grant. The purchase price of the common stock is $2.50 per share. The options were granted at or above the market value of the Company’s common stock.

During 2003, options totaling 100,000 shares were granted to employees under the 1999 Plan. The options vest ratably over three years, and expire five years from the date of the grant. The purchase price of the common stock is $2.50 per share. The options were granted at or above the market value of the Company’s common stock.

A summary of the Company’s stock option and warrant activity, and related information for the years ended December 31, follows.

	2003		2002		2001
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Outstanding – beginning of year	262,063	$5.53	482,919	$11.45	357,919	$12.80
Granted	100,000	$2.50	—	—	160,000	$2.50
Exercised	—	—	—	—	—	$0.00
Forfeited	(40,000)	$20.00	(220,856)	$18.47	(30,000)	$22.50
Canceled	—	—	—	—	(5,000)	$50.00
Outstanding – end of Year	322,063	$2.79	262,063	$5.53	482,919	$11.45

Exercisable – end of year	255,393	$2.86	262,063	$5.53	431,252	$10.22

18	(Continued)

WESTECH CAPITAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

The weighted average fair value of Company stock options, calculated using the Black Scholes option pricing model, granted during the years ended December 31, 2003, 2002, and 2001 were $0.34, $0.76 and $1.36 per option, respectively.

The fair value of the options used to compute the pro forma amounts (Note 2k) is estimated using the Black Scholes option-pricing model with the following assumptions:

	2003	2002	2001
Risk-free interest rate	3.01%	4.25%	4.54%
Expected holding period	3 years	3 years	3 years
Expected volatility	.001	.001	.001
Expected dividend yield	0.00%	0.00%	0.00%

The following table summarizes the Company’s options outstanding and exercisable options at December 31, 2003:

		Stock Options Outstanding		Stock Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Exercise Price	Shares	Life	Price	Shares	Price
$2.50	260,000	3.3 years	$2.50	193,330	$2.50
$4.00	62,063	1.0 years	$4.00	62,063	$4.00

	322,063			255,393

19	(Continued)

WESTECH CAPITAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

(15)	Earnings Per Share

Basic earnings per share are based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflect dilution from all contingently issuable shares, including options issued during 2003, 2002 and 2001. Contingently issuable shares are not included in the weighted average number of shares when the inclusion would increase earnings per share.

Earnings per share is calculated as follows.

	2003	2002	2001
Basic earnings per share:
Net income	$847,130	290,052	833,022
Weighted average shares outstanding	1,512,024	1,512,024	1,348,097
Basic earnings per share	$0.56	0.19	0.62

Diluted earnings per share:
Net income	$847,130	290,052	833,022
Impact of assumed conversion of subsidiary stock and recognition of minority interest	—	—	(18,814)

Income available to common stockholders after assumed conversions	$847,130	290,052	814,208

Weighted average shares outstanding	1,512,024	1,512,024	1,348,097
Effect of dilutive securities:
Options	51,852	13,679	21,489
Assumed conversion of subsidiary stock	—	—	167,641
Application of treasury stock method to subscriptions receivable	—	—	8,885

Weighted average shares outstanding	1,563,876	1,525,703	1,546,112

Diluted earnings per share	$0.54	0.19	0.53

The Company has included the dilutive effect of 322,063, 222,063 and 160,000 shares of the Company’s common stock for the years ended December 31, 2003, 2002 and 2001, respectively, in the computation of diluted earnings per share. Of the 322,063, 222,063 and 160,000 options issued by the Company, 51,852, 13,679 and 21,489 shares are included as dilutive securities on a weighted average basis for the years ended December 31, 2003, 2002 and 2001, respectively. Options to purchase 40,000 and 322,919 shares of the Company’s common stock for the years ended December 31, 2002 and 2001, respectively, were not included in the computation of diluted earnings per share because the options were antidilutive.

The Company has included the dilutive effects of shares of Tejas Securities’ common stock for the year ended December 31, 2001. Tejas Securities had 990,500 shares of its common stock issued and outstanding as of August 29, 2001 that were exchanged for common stock of the Company at a ratio of .24825 to one (245,890 shares). The Company has included the dilutive effect of Tejas Securities’ subscriptions receivable based on the treasury stock method for the year ended December 31, 2001.

20	(Continued)

WESTECH CAPITAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

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

The Company is exposed should Correspondent Services Corporation, the Company’s clearing organization, be unable to fulfill its obligations for securities transactions.

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

The following table presents segment revenues, income before income tax expense, and assets for the year ended December 31, 2003.

		Investment
	Brokerage	Banking	Total
Revenues from external customers	$25,558,868	72,799	25,631,667
Interest revenue	1,064,441	—	1,064,441
Interest expense	227,919	—	227,919
Depreciation and amortization	120,642	—	120,642
Income before income tax expense	1,515,284	14,000	1,529,284
Segment assets	8,356,453	—	8,356,453
Capital expenditures	56,239	—	56,239

21	(Continued)

WESTECH CAPITAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

The following table presents segment revenues, income before income tax expense, and assets for the year ended December 31, 2002.

		Investment
	Brokerage	Banking	Total
Revenues from external customers	$20,894,690	335,663	21,230,353
Interest revenue	56,058	—	56,058
Interest expense	263,968	—	263,968
Depreciation and amortization	132,067	—	132,067
Income before income tax expense	428,375	159,877	588,252
Segment assets	9,274,938	—	9,274,938
Capital expenditures	10,169	—	10,169

The following table presents segment revenues, income (loss) before income tax expense and minority interest, and assets for the year ended December 31, 2001.

		Investment
	Brokerage	Banking	Total
Revenues from external customers	$25,070,061	316,927	25,386,988
Interest revenue	62,137	—	62,137
Interest expense	350,202	—	350,202
Depreciation and amortization	139,652	—	139,652
Income (loss) before income tax expense	1,373,072	(63,390)	1,309,682
Segment assets	7,240,508	—	7,240,508
Capital expenditures	77,261	—	77,261

(18)	Lease Commitments

The Company leases its office facilities and certain office equipment under operating and capital leases. The future minimum payments due under these leases as of December 31, 2003 are as follows:

	Operating	Capital
2004	$1,463,000	35,000
2005	1,083,000	35,000
2006	890,000	15,000
2007	232,000	—
2008	33,000	—

Minimum Commitments	$3,701,000	85,000

Less Interest		(3,000)

Net Present Value of Capital Lease Obligations		82,000

22	(Continued)

WESTECH CAPITAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

Office equipment, under capital leases, with a recorded cost of $96,716, net of depreciation of $23,295 as of December 31, 2003, collateralizes the above capital lease obligations and is included in the statements of financial condition under the caption of “Property and Equipment.” Depreciation expense for assets under capital lease was $23,295 in 2003.

Rent expense amounted to approximately $1,537,000, $1,452,000 and $1,421,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Rent expense is reported net of sublease revenue which is disclosed below.

In June 2003, the Company subleased a portion of its Austin, Texas headquarters, furniture and equipment effective June 15, 2003 through February 2008. Under the terms of the sublease agreement, the future minimum payments to be received are approximately $71,000 in 2004 through 2006, and approximately $12,000 in 2007. During 2003, the Company received approximately $35,000 in relation to this sublease agreement.

On December 22, 2000, the Company subleased a portion of its Austin, Texas headquarters, furniture and equipment effective January 1, 2001 through March 2003. The Company received approximately $182,000, $660,000 and $660,000 during 2003, 2002 and 2001, respectively, in relation to these sublease agreements.

On September 30, 2002, the Company subleased a portion of its Atlanta, Georgia office space. Under the terms of the sublease agreement, the future minimum payments to be received are approximately $84,000 in 2004 and $63,000 in 2005. The Company received approximately $83,000 and $10,000 during 2003 and 2002, respectively, in relation to this sublease agreement.

(19)	Contingencies

The Company is involved in various claims and legal actions that have arisen in the ordinary course of business. It is management’s opinion that liabilities, if any, arising from these actions will not have a significant adverse effect on the consolidated financial position or results of operations of the Company.

In October 2001, an officer of the Company purchased a liability of the Company in the amount of approximately $121,000 originally payable to a third party. The liability originated from the Merger (Note 1) and is now payable to the officer upon the Company’s successful listing on a national exchange.

(20)	Net Capital Requirements

Tejas Securities, as a registered fully licensed broker and dealer in securities, is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1 of the Securities Exchange Act of 1934, as amended). Under this rule, Tejas Securities is required to maintain a minimum “net capital” to satisfy rule 15c3-1. At December 31, 2003, the minimum “net capital” requirement for Tejas Securities was $250,000. “Net capital” at December 31, 2003 aggregated $924,132. Tejas Securities’ ratio of aggregate indebtedness to net capital was 3.02 to 1 at December 31, 2003.

23	(Continued)

WESTECH CAPITAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

(21)	Other Related Party Transactions

In November 2001, the Company entered into a service agreement with Firstmark Corp. (“Firstmark”), a publicity traded corporation, to provide management support services for $5,000 per month for an initial term of one year. The Company owned shares in Firstmark with a fair value of approximately $458,000 as of December 31, 2001, which were included in securities owned in the accompanying consolidated statements of financial condition. Additionally in November 2001, two officers of the Company were named to the board of directors of Firstmark, and an additional officer of the Company was appointed as an officer of Firstmark. During May 2002, the Company effectively liquidated its holdings in Firstmark. In August 2002, the Company severed its service agreement with Firstmark, and the officers of the Company resigned as directors and officer of Firstmark. The Company recognized approximately $50,000 for the year ended December 31, 2002 for services provided to Firstmark.

The employees, officers and management of the Company may maintain personal accounts with the Company. When the Company executes securities transactions on behalf of its employees, officers and management, those transactions are executed at current market prices, plus execution costs. All officers of the Company, one of which is a majority owner, routinely conduct such transactions for their own accounts, and management of the Company deems the transactions to be arms length transactions. The majority owner of the Company also makes many of the proprietary trading decisions for the Company.

(22)	Subsequent Event

On February 17, 2004, the Company entered into an agreement with a bank to borrow $2,500,000 for operating and financing purposes. The Company used a portion of the proceeds to repay the March 2002 and the June 2003 loan agreements in full. The loan is due on demand or by February 15, 2007 if no demand is made. The loan accrues interest at prime plus 2% and is to be paid in equal monthly payments of $70,000, plus accrued interest, commencing on March 15, 2004. The loan is secured by the common stock of the Company’s primary operating subsidiary, Tejas Securities, as well as the personal guaranty of an officer of the Company. On March 4, 2004, Tejas Securities redeemed the $1,150,000 certificate of deposit held as collateral against the March 2002 loan.

24	(Continued)

WESTECH CAPITAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

(23)	Quarterly Results (Unaudited)

The following tables set forth selected quarterly consolidated statements of operations information for the years ended December 31, 2003 and 2002.

	First	Second	Third	Fourth
2003	Quarter	Quarter	Quarter	Quarter
Total revenue	$9,374,121	5,657,298	5,615,273	5,937,068
Income before income tax expense	818,481	104,474	300,792	305,637
Net income	485,629	53,791	169,856	137,854
Basic earnings per share:
Net income	0.32	0.04	0.11	0.09
Diluted earnings per share:
Net income	0.32	0.04	0.11	0.07

	First	Second	Third	Fourth
2002	Quarter	Quarter	Quarter	Quarter
Total revenue	$6,110,735	5,808,408	4,307,702	5,008,082
Income (loss) before income tax expense (benefit)	334,400	351,270	(91,795)	(5,623)
Net income (loss)	185,216	194,761	(55,101)	(34,824)
Basic earnings (loss) per share:
Net income (loss)	0.12	0.13	(0.04)	(0.02)
Diluted earnings (loss) per share:
Net income (loss)	0.12	0.13	(0.04)	(0.02)

25

EXHIBIT
NUMBER		DESCRIPTION OF EXHIBITS
3.1		Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form 10-12(g) (File No. 000-29235))

3.2		Bylaws (Incorporated herein by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form 10-12(g) (File No. 000-29235))

3.3		Certificate of Amendment to Certificate of Incorporation (Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed on June 25, 2001)

3.4		Certificate of Amendment to Certificate of Incorporation (Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed on June 20, 2002)

4.1+
Shareholder Agreement, dated November 23, 1999, between John Ohmstede, John Glade, Michael Hidalgo, Jon McDonald, Britt Rodgers, Bob Sternberg, Mike Wolf, Greg Woodby and the Company (Incorporated herein by reference to Exhibit 4.3 to the registrant’s Registration Statement on Form 10-12(g) (File No. 000-29235))

10.1+		First Amended and Restated Westech Capital Corp. 1999 Stock Option Plan

10.2+		Form of Incentive Stock Option Agreement (Incorporated herein by reference to Exhibit 10.3 to the registrant’s Registration Statement on Form 10-12(g)) (File No. 000-29235)

10.3+		Form of Nonqualified Stock Option Agreement (Incorporated herein by reference to Exhibit 10.4 to the registrant’s Registration Statement on Form 10-12(g) (File No. 000-29235)

10.4+
Lease Agreement, effective as of September 30, 1999, by and between Westech Capital Corp. and Desta Two Partnership, Ltd. (Incorporated herein by reference to Exhibit 10.5 to the registrant’s Registration Statement on Form 10-12(g) (File No. 000-29235)

10.5+
Employment and Confidentiality Agreement, dated as of August 30, 1999, between Tejas Securities Group, Inc. and Charles Mayer (Incorporated herein by reference to Exhibit 10.6 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.6+
Employment and Confidentiality Agreement, dated as of October 29, 1998, between Tejas Securities Group, Inc. and Reed Durant (Incorporated herein by reference to Exhibit 10.8 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.7+
Employment and Confidentiality Agreement, dated as of January 10, 2000, between Tejas Securities Group, Inc. and Kurt Rechner (Incorporated herein by reference to Exhibit 10.9 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.8+
Employment and Confidentiality Agreement, dated as of November 1, 1998, between Tejas Securities Group, Inc. and John F. Garber (Incorporated herein by reference to Exhibit 10.6 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.9+
Modification of employment agreement between Charles H. Mayer and Tejas Group, Inc., dated January 1, 2001 (Incorporated herein by reference to Exhibit 10.19 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.10
Agreement, dated December 3, 2001, with Correspondent Services Corporation (Incorporated herein by reference to Exhibit 10.9 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.11	*	Promissory note agreement dated February 17, 2004 between First United Bank and the Company

21.1	*	Registrant’s Subsidiaries

31.1	*	Certification of Chief Executive Officer under Securities Exchange Act Rules 13a-14 or 15d-14

31.2	*	Certification of Chief Financial Officer under Securities Exchange Act Rules 13a-14 or 15d-14

32.1	*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1		Articles of Incorporation of Tejas Securities Group, Inc. (Incorporated herein by reference to Exhibit 99.1 to the registrant’s Registration Statement on Form 10-12(g) (File No. 000-29235))

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBITS
99.2	Bylaws of Tejas Securities Group, Inc. (Incorporated herein by reference to Exhibit 99.2 to the registrant’s Registration Statement on Form 10-12(g) (File No. 000-29235))

99.3	Articles of Incorporation of Tejas Securities Group Holding Company (Incorporated herein by reference to Exhibit 99.3 to the registrant’s Registration Statement on Form 10-12(g) (File No. 000-29235))

99.4	Bylaws of Tejas Securities Group Holding Company (Incorporated herein by reference to Exhibit 99.4 to the registrant’s Registration Statement on Form 10-12(g) (File No. 000-29235))

*     Filed herewith.

+    Management contract or compensatory plan or arrangement.