Form 10-Q
period 2004-03-31
WESTECH CAPITAL CORP
filed 2004-05-13
CIK 869688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number
000-29235

WESTECH CAPITAL CORP.

(Exact Name of Registrant as Specified in its Charter)

DELAWARE	13-3577716

(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

2700 Via Fortuna, Suite 400, Austin, Texas 78746

(Address of Principal Executive Offices)     (Zip Code)

(512) 306-8222

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark ✓ whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark ✓ whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 30, 2004, the Registrant had the following number of shares of common stock, $0.001 par value per share, outstanding: 1,512,024.

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements

WESTECH CAPITAL CORP. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	March 31,	December 31,
	2004	2003
	(Unaudited)
Assets
Cash and cash equivalents	$449,323	551,857
Receivables from employees and stockholders	98,059	177,223
Federal income taxes receivable	168,321	164,147
Securities owned, at market value	8,093,670	5,601,782
Other investment	—	1,155,000
Property and equipment, net	304,638	329,651
Deferred tax asset, net	21,666	53,504
Goodwill	138,215	138,215
Prepaid expenses and other assets	257,102	185,074

Total assets	$9,530,994	8,356,453

Liabilities and Stockholders’ Equity
Accounts payable, accrued expenses and other liabilities	$2,142,148	2,376,535
Securities sold, not yet purchased	612,903	221,279
Payable to clearing organization	840,402	742,334
Notes payable	2,430,000	1,655,100

Total liabilities	6,025,453	4,995,248

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value 10,000,000 shares authorized; 1,512,024 issued and outstanding at March 31, 2004 and December 31, 2003	1,512	1,512
Additional paid in capital	2,222,281	2,222,281
Retained earnings	1,281,748	1,137,412

Total stockholders’ equity	3,505,541	3,361,205

Total liabilities and stockholders’ equity	$9,530,994	8,356,453

See accompanying notes to consolidated financial statements.

WESTECH CAPITAL CORP. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended
	March 31,
	2004	2003
Revenue:
Commissions from agency transactions	$727,176	365,633
Commissions from principal transactions	4,771,380	9,039,057
Underwriting and investment banking income	25,892	20,000
Net dealer inventory and investment income (loss), net of trading interest expense of $12,644 and $27,049, respectively	490,323	(30,726)
Other income (loss)	18,612	(19,843)

Total revenue	6,033,383	9,374,121

Expenses:
Commissions, employee compensation and benefits	4,354,747	7,045,029
Clearing and floor brokerage	155,480	121,227
Communications and occupancy	500,718	500,598
Professional fees	183,779	278,792
Interest, including $19,912 in 2003 to related parties	19,967	42,796
Other	559,568	567,198

Total expenses	5,774,259	8,555,640

Income before income tax expense	259,124	818,481
Income tax expense	114,788	332,852

Net income	$144,336	485,629

Earnings per share:
Basic	$0.10	0.32

Diluted	$0.09	0.32

Weighted average shares outstanding:
Basic	1,512,024	1,512,024

Diluted	1,686,180	1,512,024

See accompanying notes to consolidated financial statements.

WESTECH CAPITAL CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net income	$144,336	485,629
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred tax expense	31,838	(36,764)
Depreciation and amortization expense	30,480	32,099
Non-cash compensation expense	50,000	99,836
Loss on disposition of property and equipment	—	36,463
Changes in operating assets and liabilities
Receivable from/payable to clearing organization	98,068	(1,084,981)
Receivables from employees and stockholders	29,164	21,856
Federal income taxes receivable	(4,174)	202,070
Securities owned	(2,491,888)	(825,791)
Other investment	1,155,000	95,000
Prepaid expenses and other assets	(72,028)	66,928
Accounts payable, accrued expenses and other liabilities	(227,018)	1,105,517
Securities sold, not yet purchased	391,624	(287,307)
Federal income taxes payable	—	137,356

Net cash provided by (used in) operating activities	(864,598)	47,911

Cash flows from investing activities:
Purchase of property and equipment	(5,467)	—

Net cash used in investing activities	(5,467)	—

Cash flows from financing activities:
Proceeds from (repayment of) notes payable	774,900	(83,200)
Payments on capital lease	(7,369)	—
Repayment of note payable to stockholder	—	(150,000)

Net cash provided by (used in) financing activities	767,531	(233,200)

Net (decrease) increase in cash and cash equivalents	(102,534)	(185,289)
Cash and cash equivalents at beginning of period	551,857	750,746

Cash and cash equivalents at end of period	$449,323	565,457

Supplemental disclosures:
Interest paid	$19,967	42,796
Taxes paid	$92,045	5,840

Summary of non-cash transactions:

In January 2004 and March 2003, the Company forgave $50,000, respectively, of an officer’s note receivable which has been recorded as compensation expense.

In March 2003, the Company forgave a $49,836 receivable from an officer, which has been recorded as compensation expense.

See accompanying notes to consolidated financial statements.

WESTECH CAPITAL CORP. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

(1)	General

Westech Capital Corp., a Delaware corporation (“Westech”), is a holding company whose only operating subsidiary is Tejas Securities Group, Inc., a Texas corporation (“Tejas”). Tejas is engaged in the business of providing brokerage and related financial services to institutional and retail customers nationwide. References to the “Company” within the Form 10-Q are to Westech and its subsidiaries.

Westech was incorporated as a shell corporation in New York on July 18, 1990, and made an initial public offering in November 1991. On August 27, 1999, Westech was acquired by Tejas in a reverse merger. On August 29, 2001, Westech acquired all of the outstanding minority interest in Tejas.

Our business is conducted from our headquarters at 2700 Via Fortuna, Suite 400, Austin, Texas, with branch offices in Houston, Texas and Tinton Falls, New Jersey. Tejas is a registered broker-dealer and investment advisor offering: (i) brokerage services to retail and institutional customers; (ii) high quality investment research to institutional and retail customers; (iii) market-making activities in stocks traded on the Nasdaq National Market and other national exchanges; and (iv) investment banking services.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions for Form 10-Q and, therefore should be read in conjunction with the Company’s 2003 Form 10-K. All adjustments (consisting of only normal recurring adjustments) that are necessary in the opinion of management for a fair presentation of the interim consolidated financial statements have been included. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results of the year ending December 31, 2004.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148 (“SFAS 148”), Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS 148 amends Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirement of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the fair value based method of accounting for stock-based employee compensation for those companies that have elected to continue to apply Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. The Company has elected to continue to apply the provisions of APB 25 to its fixed-plan stock options. The adoption of SFAS 148 did not have an impact on the Company’s consolidated financial position or results of operations.

WESTECH CAPITAL CORP. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

The pro forma disclosures below use the fair value method of SFAS No. 123 to measure compensation expense for stock-based employee compensation plans. There were no stock-based employee compensation costs included in the determination of net income as reported for the three months ended March 31, 2004 and 2003, respectively.

	For the Three Months
	Ended March 31,
	2004		2003
Net income as reported for basic		$144,336	485,629
Deduct stock-based compensation expense determined under the fair value based method		(3,791)	(2,772)

Pro forma net income for basic		$140,545	482,857

Net income as reported for	$
diluted		144,336	485,629
Deduct stock-based compensation expense determined under the fair value based method		(3,791)	(2,772)

Pro forma net income for diluted		$140,545	482,857

Earnings per share:
Basic — as reported		$0.10	0.32
Basic — pro forma		$0.09	0.32
Diluted — as reported		$0.09	0.32
Diluted — pro forma		$0.08	0.32

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model. This model was developed for use in estimating fair value of publicly traded options that have no vesting restrictions and are fully transferable. Additionally, the model requires the input of highly subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from those of publicly traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the Black-Scholes option-pricing model does not necessarily provide a reliable single measure of the fair value of the Company’s employee stock options.

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

Tejas elects to use the basic method of the Rule, which requires it to maintain minimum net capital equal to the greater of $250,000 or 6-2/3% of aggregate indebtedness. Minimum net capital requirements may be as great as $1,000,000 depending upon the number and value of securities in which Tejas makes markets. As of March 31, 2004, Tejas’ net capital of $2,001,012 was $1,751,012 in excess of the minimum required. Tejas’ ratio of aggregate indebtedness to net capital was 1.33 to 1 at March 31, 2004.

WESTECH CAPITAL CORP. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

(3)	Notes Payable

On February 17, 2004, the Company entered into an agreement with a bank to borrow $2,500,000 for operating and financing purposes. The Company used a portion of the proceeds to repay the March 2002 and the June 2003 loan agreements in full. The loan is due on demand or by February 15, 2007 if no demand is made. The loan accrues interest at prime plus 2% and is to be paid in equal monthly payments of $70,000, plus accrued interest, commencing on March 15, 2004. The loan is secured by the common stock of the Company’s primary operating subsidiary, Tejas, as well as the personal guaranty of an officer of the Company. On March 4, 2004, Tejas redeemed the $1,150,000 certificate of deposit held as collateral against the March 2002 loan.

(4)	Earnings Per Share

Basic earnings per share are based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflects dilution from all contingently issuable shares, including options issued during the three month periods ended March 31, 2004 and 2003. Contingently issuable shares are not included in the weighted average number of shares when the inclusion would increase net income per share or decrease the net loss per share.

Earnings per share are calculated as follows:

	For the Three Months
	Ended March 31,
	2004	2003
BASIC EARNINGS PER SHARE:
Net income	$144,336	485,629
Weighted average shares outstanding	1,512,024	1,512,024
Basic earnings per share	$0.10	0.32
DILUTED EARNINGS PER SHARE:
Net income	$144,336	485,629
Weighted average shares outstanding	1,512,024	1,512,024
Effect of dilutive securities:
Options	174,156	—
Weighted average shares outstanding	1,686,180	1,512,024
Diluted earnings per share	$0.09	0.32

Options to purchase 322,063 shares of the Company’s common stock for the three months ended March 31, 2004 were included in the computation of diluted earnings per share. Of the 322,063 options issued by the Company, 174,156 shares are included as dilutive securities on a weighted average basis for the three months ended March 31, 2004, as calculated under the Treasury Stock method. Options to purchase 262,063 shares of the Company’s common stock for the three months ended March 31, 2003 were not included in the computation of diluted earnings per share because the options were antidilutive.

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

The following table presents segment revenues, income before income tax expense, and assets for the three months ended March 31, 2004:

		Investment
	Brokerage	Banking	Total
Revenues from external customers	$5,996,906	25,892	6,022,798
Interest revenue	23,229	—	23,229
Interest expense	32,611	—	32,611
Depreciation and amortization	30,480	—	30,480
Income before income tax expense	249,232	9,892	259,124
Segment assets	9,530,994	—	9,530,994
Capital expenditures	5,467	—	5,467

The following table presents segment revenues, income before income tax expense, and assets for the three months ended March 31, 2003:

		Investment
	Brokerage	Banking	Total
Revenues from external customers	$9,171,158	20,000	9,191,158
Interest revenue	229,855	—	229,855
Interest expense	69,845	—	69,845
Depreciation and amortization	32,099	—	32,099
Income before income tax expense	808,478	10,003	818,481
Segment assets	9,511,282	—	9,511,282

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements and Risk Factors

From time to time, we make statements (including some contained in this report) which predict or forecast future events or results, which depend on future events for their accuracy, which embody projections or that otherwise contain “forward-looking information.” These statements may relate to anticipated revenues or earnings per share, the adequacy of our capital and liquidity or the adequacy of our reserves for contingencies, including litigation.

We caution you that any forward-looking information provided by us or on our behalf is not a guarantee of future performance. Actual results may differ materially as a result of various factors, many of which are outside of our control, including the rapidly changing business environment and our limited administrative, operational, financial and other resources; our dependence on third party vendors to provide critical services; unanticipated changes in economic or political trends impacting business and finance, particularly those resulting in downward changes in volumes and price levels of securities transactions; customer defaults on indebtedness to us; our potential failure to comply with various regulatory requirements or to maintain net capital levels; and other factors discussed under the heading “Quantitative and Qualitative Disclosures About Market Risk,” and those discussed in our annual report on Form 10-K under the heading “Forward-Looking Statements and Risk Factors” and other reports filed with and available from the Securities and Exchange Commission.

All forward-looking statements speak only as of the date on which they are made and we undertake no obligation to update them to reflect events of circumstances occurring after the date on which they were made or to reflect the occurrence of unanticipated events.

Critical Accounting Policies and Estimates

We have identified the policies and estimates set forth below as critical to our operations and the understanding of our results of operations. The impact of these policies is further discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations, where these policies affect our reported amounts. Our significant accounting policies are described in Note 2 in the Notes to Consolidated Financial Statements included in our annual report on Form 10-K for 2003.

Fair Value of Securities

We routinely purchase and sell securities for our proprietary accounts and our customers, including employees. Financial securities used in our trading activities are recorded at fair value, with unrealized gains and losses reflected in investment income. Securities with readily determinable market values are based on quoted market prices. Many of the securities held are those of distressed companies in which there may be limited market activity. The value of securities with limited market activity for which quoted market values are not readily determinable are based on our management’s best estimate, which may include dealer price quotations and price quotations for similar instruments traded. In addition, changes in the market prices of securities (and changes in our estimates of market values of securities) could result in losses to us. For a further discussion of this market risk, including the effects of a hypothetical 10% decline in prices, see Part 1 Item 3 of this Form 10-Q.

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

Results of Operations

The revenues and operating expenses of our operating subsidiary, Tejas, are influenced by fluctuations in the equity and debt markets, general economic and market conditions, as well as Tejas’ ability to identify investment opportunities for its trading accounts and its customer accounts. Currently, Tejas’ revenue is derived primarily from principal debt and equity transactions, which generate both commission revenue and investment income. Our revenues may fluctuate from quarter to quarter due to some seasonality of Tejas’ revenue cycle.

Our total revenues decreased by $3,340,738 or 36% to $6,033,383 for the three months ended March 31, 2004, compared to the prior year period. The reasons for the decrease are set forth below.

Commission revenues from agency transactions increased $361,543 or 99% to $727,176 for the three months ended March 31, 2004. Commission revenues from principal transactions decreased $4,267,677 or 47% to $4,771,380 for the three months ended March 31, 2004. The decrease in commission revenue is primarily the result of a decrease in distressed securities commissions from the same period in the prior year. The investment markets have appreciated significantly since the first quarter of 2003. As a result, the increased valuations on many distressed companies have reached levels that are not as attractive for investors as they were during the earlier part of 2003.

Underwriting and investment banking income increased $5,892 or 29% to $25,892 for the three months ended March 31, 2004. The increase in investment banking revenues for the three months ended March 31, 2004 is due to the receipt of advisory expense reimbursements.

Net dealer inventory and investment income (loss) increased by $521,049 or 1,696% to $490,323 for the three months ended March 31, 2004. The increase in inventory and investment income for the three months ended March 31, 2004 resulted from trading activity in distressed corporate debt securities. While our commission revenues on distressed companies’ securities decreased, we purchased a number of debt securities for our own account that performed positively. Net unrealized trading losses for the three months ended March 31, 2004 were $32,244. Net realized trading gains for the three months ended March 31, 2004 were $522,567.

For the three months ended March 31, 2004, other income (loss) increased by $38,455 or 194% to $18,612. During the first quarter of 2003, we incurred a loss on the disposition of property and equipment, which was a non-recurring expense.

Total expenses decreased by $2,781,381 or 33% to $5,774,259 for the three months ended March 31, 2004. Net income for the three months ended March 31, 2004 decreased by $341,293 or 70% to $144,336. The explanations for the changes are set forth below.

Commissions, employee compensation and benefits decreased $2,690,282 or 38% to $4,354,747 for the three months ended March 31, 2004. Commission expense decreased $2,161,573 or 45% to $2,620,679 for the three months ended March 31, 2004. The decrease in commission expense for the period is due to the decrease in commission revenues. General and administrative salaries and other employee benefits experienced a 23% decrease as a result of lower quarterly bonus accruals for the three months ended March 31, 2004.

Clearing and floor brokerage costs increased $34,253 or 28% to $155,480 for the three months ended March 31, 2004. The overall increase in clearing and floor brokerage costs for the three months ended March 31, 2004 resulted from greater trading activity in the over-the-counter equity markets and on the national exchanges. Much of the cost increase is attributable to an increase in institutional equity trading activity.

Communications and occupancy charges increased $120 or less than 1% to $500,718 for the three months ended March 31, 2004. Despite the increase in office rent expense since the first quarter of 2003, we have reduced expenses associated with telecommunications and related services.

Professional fees for the three months ended March 31, 2004 decreased $95,013 or 34% to $183,779. The decrease is due to the reduction in legal and accounting fees.

Interest expense, excluding trading interest expense, for the three months ended March 31, 2004 decreased $22,829 or 53% to $19,967. The decrease is due to the lower interest rate associated with debt outstanding as of March 31, 2004.

Other expenses decreased $7,630 or 1% to $559,568 for the three months ended March 31, 2004. The overall decrease in other expenses during the three months ended March 31, 2004 is the result of decreases in general and administrative services needed to support administrative infrastructure.

Income tax expense decreased $218,064 or 66% to $114,788 for the three months ended March 31, 2004. The overall decrease in income tax expense for the three months ended March 31, 2004 is due to the decrease in taxable income during the respective period. Our effective tax rate was 44% for the three months ended March 31, 2004. Our effective tax rate differs from the federal statutory tax rate as a result of estimated state income taxes and non-deductible expenses.

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

Our inventory balance fluctuates daily based on the current market value and types of securities held. We typically invest in securities in which we provide research coverage. The types of securities may include publicly traded debt, equity, options and private security issuances. As a market maker, we provide bid and ask quotes on certain equity securities on the NASDAQ market. Our ability to generate revenues from market making activities may depend upon the level and value of securities held in inventory.

Market values for some of the securities we hold may not be easily determinable depending upon the volume of securities traded on open markets, the operating status of the companies or the types of securities issued by companies. If the underlying securities of a company become illiquid, our liquidity may be affected depending on the value of the securities involved. During times of general market declines, we may experience market value losses, which ultimately affects our liquidity through our broker-dealer net capital requirements. In addition, we may decide not to liquidate our security holdings to increase cash availability if our management believes a market turnaround is likely in the near term or if our management believes the securities are undervalued in the current market.

We utilize the equity in securities owned at our clearing organization to fund operating and investing activities. The value of the equity at the clearing organization is also used to secure temporary financing for the purchase of investments in our trading accounts. The value of our equity balance held at the clearing organization may fluctuate depending on factors such as the market valuation of securities held in our trading accounts, realized trading profits, commission revenue, cash withdrawals and clearing costs charged to us for conducting our trading activities. As a result of the aforementioned factors, we may report either a receivable or payable balance to our clearing organization.

We had outstanding debt in the amount of $2,430,000 as of March 31, 2004 (see Note 3 to the Notes to Unaudited Consolidated Financial Statements). As of December 31, 2003, we had two promissory note agreements with First United Bank, one of which had an outstanding principal balance of $505,050 and the other $1,150,000. In February 2004, we entered into a new $2.5 million promissory note agreement with First United. We used the proceeds of this loan to repay the two previous outstanding loans and for working capital purposes. This new loan is due on demand or by February 2007 if no demand is made. In addition, the loan is to be paid in equal monthly installments of $70,000, plus accrued interest, and is secured by a pledge of the stock of our subsidiaries and a personal guarantee of our chairman of the board and chief executive officer. In the event that First United demanded full payment, we would likely satisfy our obligation through the use of funds available at the clearing organization. If sufficient funds were not available at the clearing organization to satisfy the amount due, we would seek to refinance the amount due with debt or equity financing. There is no assurance, however, that we would be able to obtain such financing. First United has never demanded full payment, and we continue to remit regular payments as scheduled in the loan agreement. The loan agreement contains covenants that, among other things, limit our ability to incur debt or liens, limit our ability to pay dividends, and restrict our ability to make loans or investments or incur obligations as a guarantor or surety.

We may seek additional debt financing from time to time from either external or internal sources to provide funds for our operating purposes.

In April 2004, we began a conversion from Correspondent Services Corporation to National Financial Services for clearing services, which was completed in April, 2004. National Financial Services previously acquired Correspondent Services Corporation. Our clearing agreement has not been modified. The conversion process did not have any adverse effects on our liquidity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Credit risk is the potential for loss due to a customer or counterparty failing to perform its contractual obligation. The Company clears its securities transactions through a clearing organization. Under the terms of the clearing agreement, the clearing organization has the right to charge the Company for its losses that result from its customers’ failure to fulfill their contractual obligations. In order to mitigate risk, the Company’s policy is to monitor the credit standing of its customers and maintain collateral to support customer margin balances. Further, significant portions of the Company’s assets are held at its clearing organization, National Financial Services. Therefore, the Company could incur substantial losses if its clearing organization were to become insolvent or otherwise unable to meet its financial obligations. National Financial Services has in excess of $200 million in capital and has historically met all of its obligations to the Company.

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

The Company’s primary market risk exposure is to market price changes and the resulting risk of loss that may occur from the potential change in the value of a financial instrument as a result of price volatility or changes in liquidity for which the Company has no control. Securities owned by the Company are either related to daily trading activity or the Company’s principal investing activities. Market price risk related to trading securities is managed primarily through the daily monitoring of funds committed to the various types of securities owned by the Company and by limiting exposure to any one investment or type of investment. However, the Company will on occasion concentrate its securities holdings to one or two positions based upon its research and potential for market appreciation. Approximately 54% of the value of securities owned as of March 31, 2004 related to a single security.

The Company’s trading securities were $8,093,670 in long positions and $612,903 in short positions at March 31, 2004. These trading securities may be exchange listed, Nasdaq or other over-the-counter securities on both long and short positions. The potential loss in fair value, using a hypothetical 10% decline in prices, is estimated to be approximately $870,657 as of March 31, 2004. A 10% hypothetical decline was used to represent a significant and plausible market change.

The Company’s investment securities are typically those reported on by the Company’s research analysts. These positions often consist of high-yield debt securities and the related equity securities. The Company monitors this risk by maintaining current operating and financial data on the companies involved, and projecting future valuations based upon the occurrence of critical future events. Any transactions involving the investment securities are typically based upon recommendations of the Company’s research analysts versus current market performance.

Item 4. Controls and Procedures

At March 31, 2004, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Director of Finance, we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer, Chief Financial Officer and Director of Finance concluded that, as of March 31, 2004, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

PART II – OTHER INFORMATION

Item 5. Other Information

On May 10, 2004, the board of directors of the Company met to discuss organizational changes regarding management of the Company. Effective May 31, 2004, Mr. John J. Gorman will relinquish his title as Chief Executive Officer of the Company. Mr. Gorman’s resignation is not the result of any disagreement with the Company on any matter. Mr. Gorman will concentrate his efforts on sales, sales development and proprietary trading through the Company’s operating subsidiary, Tejas. Additionally, Mr. Gorman will continue to serve as the Chairman of the Board of the Company.

Effective May 31, 2004, Mr. Charles H. Mayer will retire as President and Chief Operating Officer of the Company. Mr. Mayer’s retirement is not the result of any disagreement with the Company on any matter. Mr. Mayer will continue to serve as a member of the board of directors of the Company.

Effective June 1, 2004, Mr. Mark Salter, the current Managing Director of the Company’s Houston, Texas branch, will be promoted to Chief Executive Officer and Director of Sales and Trading of the Company.

Effective June 1, 2004, Mr. Kurt J. Rechner will be promoted to President and Chief Operating Officer of the Company. Mr. Rechner will continue to serve as Secretary and Treasurer of the Company.

Effective June 1, 2004, Mr. John F. Garber will be promoted to Chief Financial Officer of the Company.

As part of the organizational changes mentioned above, the Company is in the process of closing its Houston, Texas branch office. We anticipate that most of the Houston employees will relocate to the Austin office within the next 60 days. The Company intends to sublease the Houston office space as soon as practicable and does not believe that it will incur any material costs in the closing of the Houston branch office.

Item 6. Exhibits and Reports on 8-K

a)	Exhibits

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBITS
3.1	Certificate of Incorporation (Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed on May 2, 2001).
3.2	Bylaws (Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed on May 2, 2001).
3.3	Certificate of Amendment to Certificate of Incorporation (Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed on June 25, 2001).
3.4	Certificate of Amendment to Certificate of Incorporation (Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed on June 20, 2002).
31.1	Certification of Chief Executive Officer under Securities Exchange Act Rules 13a-14 or 15d-14.
31.2	Certification of Chief Financial Officer under Securities Exchange Act Rules 13a-14 or 15d-14.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Current reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Westech Capital Corp.

Date: May 13, 2004
/s/ John J. Gorman

John J. Gorman Chief Executive Officer

/s/ Kurt J. Rechner

Kurt J. Rechner Chief Financial Officer

/s/ John F. Garber

John F. Garber Director of Finance (Principal Accounting Officer)