Form 10-Q
period 2004-06-30
WESTECH CAPITAL CORP
filed 2004-08-10
CIK 869688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 31, 2004, the Registrant had the following number of shares of common stock, $0.001 par value per share, outstanding: 1,513,024.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

WESTECH CAPITAL CORP. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	June 30,
	2004	December 31,
	(Unaudited)	2003
Assets
Cash and cash equivalents	$671,295	551,857
Receivables from employees and stockholders	62,021	177,223
Federal income taxes receivable	—	164,147
Securities owned, at market value	9,664,952	5,601,782
Other investment	—	1,155,000
Property and equipment, net	274,259	329,651
Deferred tax asset, net	96,662	53,504
Goodwill	138,215	138,215
Prepaid expenses and other assets	810,859	185,074

Total assets	$11,718,264	8,356,453

Liabilities and Stockholders’ Equity
Accounts payable, accrued expenses and other liabilities	$3,029,061	2,376,535
Securities sold, not yet purchased	232,185	221,279
Payable to clearing organization	1,678,885	742,334
Federal income tax payable	334,463	—
Notes payable	2,220,000	1,655,100

Total liabilities	7,494,594	4,995,248

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value 10,000,000 shares authorized; 1,512,024 issued and outstanding at June 30, 2004 and December 31, 2003	1,512	1,512
Additional paid in capital	2,222,281	2,222,281
Retained earnings	1,999,877	1,137,412

Total stockholders’ equity	4,223,670	3,361,205

Total liabilities and stockholders’ equity	$11,718,264	8,356,453

See accompanying notes to consolidated financial statements.

WESTECH CAPITAL CORP. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenue:
Commissions from agency transactions	$1,647,271	511,471	2,374,446	877,105
Commissions from principal transactions	3,805,257	6,822,386	8,576,637	15,861,442
Underwriting and investment banking income	2,342,279	10,000	2,368,170	30,000
Net dealer inventory and investment income (loss), net of trading interest expense of $26,132, $28,749, $38,776, and $55,799, for the three and six months ended June 30, 2004 and 2003 respectively	(296,392)	(1,697,690)	193,930	(1,728,416)
Other income (loss)	29,289	11,131	47,900	(8,712)

Total revenue	7,527,704	5,657,298	13,561,083	15,031,419

Expenses:
Commissions, employee compensation and benefits	4,355,082	3,993,300	8,709,828	11,038,329
Clearing and floor brokerage	150,320	136,916	305,799	258,143
Communications and occupancy	436,127	571,401	936,845	1,071,999
Professional fees	738,194	305,171	921,971	583,963
Interest, including $12,319 and $32,232 for the three and six months ended June 30, 2003, respectively, to related parties	36,449	32,163	56,416	74,959
Other	591,992	513,873	1,151,560	1,081,071

Total expenses	6,308,164	5,552,824	12,082,419	14,108,464

Income before income tax expense	1,219,540	104,474	1,478,664	922,955
Income tax expense	501,411	50,683	616,199	383,535

Net income	$718,129	53,791	862,465	539,420

Earnings per share:
Basic	$0.47	0.04	0.57	0.36

Diluted	$0.42	0.04	0.51	0.36

Weighted average shares outstanding:
Basic	1,512,024	1,512,024	1,512,024	1,512,024

Diluted	1,712,962	1,512,024	1,699,571	1,512,024

See accompanying notes to consolidated financial statements.

WESTECH CAPITAL CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net income	$862,465	539,420
Adjustments to reconcile net income to net cash used in operating activities:
Deferred tax benefit	(43,158)	(51,517)
Depreciation and amortization expense	60,858	59,158
Non-cash compensation expense	78,635	99,836
Loss on disposition of property and equipment	—	36,463
Changes in operating assets and liabilities
Receivable from/payable to clearing organization	936,551	(3,462,246)
Receivables from employees and stockholders	36,567	(37,612)
Federal income taxes receivable	164,147	100,744
Securities owned	(4,063,170)	1,329,439
Other investment	1,155,000	95,000
Prepaid expenses and other assets	(625,785)	92,209
Accounts payable, accrued expenses and other liabilities	669,516	673,087
Securities sold, not yet purchased	10,906	525,692
Federal income taxes payable	334,463	—

Net cash used in operating activities	(423,005)	(327)

Cash flows from investing activities:
Purchase of property and equipment	(5,467)	(96,717)

Net cash used in investing activities	(5,467)	(96,717)

Cash flows from financing activities:
Proceeds from (repayment of) notes payable	564,900	331,650
Payments on capital lease	(16,990)	—
Repayment of note payable to stockholder	—	(800,000)

Net cash provided by (used in) financing activities	547,910	(468,350)

Net increase (decrease) in cash and cash equivalents	119,438	(565,394)
Cash and cash equivalents at beginning of period	551,857	750,746

Cash and cash equivalents at end of period	$671,295	185,352

Supplemental disclosures:
Interest paid	$56,416	74,959
Taxes paid	$131,465	332,858

Summary of non-cash transactions:

In May 2004, the Company forgave $28,635 of a note receivable from an employee which has been recorded as compensation expense.

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

Our business is conducted from our headquarters at 2700 Via Fortuna, Suite 400, Austin, Texas, with a branch office in Tinton Falls, New Jersey. Our Houston, Texas branch office was closed in June 2004 and all of the Houston employees relocated to Austin, Texas. Tejas is a registered broker-dealer and investment advisor offering: (i) brokerage services to retail and institutional customers; (ii) high quality investment research to institutional and retail customers; (iii) market-making activities in stocks traded on the Nasdaq National Market System and other national exchanges; and (iv) investment banking services.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions for Form 10-Q and, therefore should be read in conjunction with the Company’s 2003 Form 10-K. All adjustments (consisting of only normal recurring adjustments) that are necessary in the opinion of management for a fair presentation of the interim consolidated financial statements have been included. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results for the year ending December 31, 2004.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148 (“SFAS 148”), Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS 148 amends Financial Accounting Standards Board Statement No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirement of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the fair value based method of accounting for stock-based employee compensation for those companies that have elected to continue to apply Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. The Company has elected to continue to apply the provisions of APB 25 to its fixed-plan stock options. The adoption of SFAS 148 did not have an impact on the Company’s consolidated financial position or results of operations.

WESTECH CAPITAL CORP. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

The pro forma disclosures below use the fair value method of SFAS No. 123 to measure compensation expense for stock-based employee compensation plans. There were no stock based employee compensation costs included in the determination of net income as reported for the three months and six months ended June 30, 2004 and 2003, respectively.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income as reported for basic	$718,129	53,791	862,465	539,420
Deduct stock-based compensation expense determined under the fair value based method	(6,215)	(3,354)	(10,006)	(6,126)

Pro forma net income for basic	$711,914	50,437	852,459	533,294

Net income as reported for diluted	$718,129	53,791	862,465	539,420
Deduct stock-based compensation expense determined under the fair value based method	(6,215)	(3,354)	(10,006)	(6,126)

Pro forma net income for diluted	$711,914	50,437	852,459	533,294

Earnings per share:
Basic – as reported	$0.47	0.04	0.57	0.36
Basic – pro forma	$0.47	0.03	0.56	0.35
Diluted – as reported	$0.42	0.04	0.51	0.36
Diluted – pro forma	$0.42	0.03	0.50	0.35

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

Tejas elects to use the basic method of the Rule, which requires it to maintain minimum net capital equal to the greater of $250,000 or 6-2/3% of aggregate indebtedness. Minimum net capital requirements may be as great as $1,000,000 depending upon the number and value of securities in which Tejas makes markets. As of June 30, 2004, Tejas’ net capital of $1,295,108 was $1,045,108 in excess of the minimum required. Tejas’ ratio of aggregate indebtedness to net capital was 2.81 to 1 at June 30, 2004.

WESTECH CAPITAL CORP. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

(3) Notes Payable

On February 17, 2004, the Company entered into an agreement with a bank to borrow $2,500,000 for operating and financing purposes. The Company used a portion of the proceeds to repay the March 2002 and the June 2003 loan agreements in full. The loan is due on demand or by February 15, 2007 if no demand is made. The loan accrues interest at prime plus 2% and is to be paid in equal monthly payments of $70,000, plus accrued interest, commencing on March 15, 2004. The loan documents require the Company to maintain a minimum tangible net worth of not less than $2.6 million and contain other covenants that restrict the Company’s ability to incur debt, incur liens, sell assets, pay dividends, engage in different business activities, merge with or acquire other entities, and make investments or loans. The loan is secured by the common stock of the Company’s primary operating subsidiary, Tejas Securities, as well as the personal guaranty of an officer of the Company. The balance of the loan was $2,220,000 as of June 30, 2004.

On July 7, 2004, the Company entered into a subordinated convertible promissory note agreement with Salter Family Partners, Ltd., a family limited partnership controlled by Mark Salter, Chief Executive Officer (the “Lender”), to borrow $1,000,000 for operating purposes. Under the terms of the promissory note, the Company will make quarterly interest payments at a rate of 10% per annum. The promissory note is unsecured. The maturity date of the note is December 1, 2005, at which time all remaining unpaid principal and interest is due. If (i) the closing price of the Company’s common stock is less than $2.00 per share for ten consecutive trading days, (ii) Mr. Salter is no longer employed by the Company (other than death or disability), or (iii) the net liquidating equity of Tejas held at its clearing organization as of the last business day of a calendar month is less than $2,000,000, then an event of default will exist under the promissory note and the Lender is entitled to declare the amounts outstanding under the promissory note immediately due and payable. The promissory note is convertible at any time into common stock of the Company in an amount equal to the unpaid principal divided by the conversion price of $10.00 per share. At such time as the Company is authorized to issue preferred stock, Mr. Salter may convert the promissory note into preferred stock of the Company in an amount equal to the unpaid principal divided by the conversion price of $10.00 per share. The promissory note is convertible until the note is repaid. Although the Company’s certificate of incorporation does not authorize the issuance of preferred stock, the Company has agreed to take certain actions to amend its certificate of incorporation to authorize the Company to issue shares of preferred stock.

(4) Earnings Per Share

Basic earnings per share are based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflects dilution from all contingently issuable shares, including options issued during the three and six month periods ended June 30, 2004 and 2003. Contingently issuable shares are not included in the weighted average number of shares when the inclusion would increase net income per share or decrease the net loss per share.

WESTECH CAPITAL CORP. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

Earnings per share are calculated as follows.

	For the Three Months		For the Six Months Ended
	Ended June 30,		June 30,
	2004	2003	2004	2003
BASIC EARNINGS PER SHARE:
Net income	$718,129	53,791	862,465	539,420
Weighted average shares outstanding	1,512,024	1,512,024	1,512,024	1,512,024
Basic earnings per share	$0.47	0.04	0.57	0.36
DILUTED EARNINGS PER SHARE:
Net income	$718,129	53,791	862,465	539,420
Weighted average shares outstanding	1,512,024	1,512,024	1,512,024	1,512,024
Effect of dilutive securities:
Options	200,938	—	187,547	—
Weighted average shares outstanding	1,712,962	1,512,024	1,699,571	1,512,024
Diluted earnings per share	$0.42	0.04	0.51	0.36

Options to purchase 462,063 shares of the Company’s common stock for the three months and six months ended June 30, 2004 were included in the computation of diluted earnings per share. Of the 462,063 options issued by the Company, 200,938 and 187,547 shares were included as dilutive securities on a weighted average basis for the three months and six months ended June 30, 2004, respectively, as calculated under the Treasury Stock method. Options to purchase 322,063 shares of the Company’s common stock for the three months and six months ended June 30, 2003 were not included in the computation of diluted earnings per share because the options were antidilutive.

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

The following table presents segment revenues, income before income tax expense, and assets for the six months ended June 30, 2004.

		Investment
	Brokerage	Banking	Total
Revenues from external customers	$11,010,987	2,368,170	13,379,157
Interest revenue	220,702	—	220,702
Interest expense	95,192	—	95,192
Depreciation and amortization	60,858	—	60,858
Income before income tax expense	(332,759)	1,145,905	1,478,664
Segment assets	11,718,264	—	11,718,264
Capital expenditures	5,467	—	5,467

WESTECH CAPITAL CORP. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

The following table presents segment revenues, income before income tax expense, and assets for the six months ended June 30, 2003.

		Investment
	Brokerage	Banking	Total
Revenues from external customers	$14,368,314	30,000	14,398,314
Interest revenue	688,904	—	688,904
Interest expense	130,758	—	130,758
Depreciation and amortization	99,836	—	99,836
Income before income tax expense	892,955	30,000	922,955
Segment assets	9,573,136	—	9,573,136
Capital expenditures	96,717	—	96,717

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

We caution you that any forward-looking information provided by us or on our behalf is not a guarantee of future performance. Actual results may differ materially as a result of various factors, many of which are outside of our control, including the rapidly changing business environment and our limited administrative, operational, financial and other resources; our dependence on third party vendors to provide critical services; unanticipated changes in economic or political trends impacting business and finance, particularly those resulting in downward changes in volumes and price levels of securities transactions; customer defaults on indebtedness to us; our potential failure to comply with various regulatory requirements or to maintain net capital levels; and other factors discussed under the heading “Quantitative and Qualitative Disclosures About Market Risk,” and those discussed in our annual report on Form 10-K and other reports filed with and available from the Securities and Exchange Commission.

All forward-looking statements speak only as of the date on which they are made and we undertake no obligation to update them.

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

While our brokerage commission revenue is dependent on trading volume, which may fluctuate significantly, our overhead remains relatively fixed. Thus, if our trading volume decreases, our profitability is adversely affected despite lower compensation costs associated with the lower trading volume. Consequently, net-operating results can vary significantly from period to period. Our business is also subject to substantial governmental regulations and changes in legal, regulatory, and compliance requirements that may have a substantial impact on our business and results of operations.

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

Critical Accounting Policies

The Company’s critical accounting policies are described in the Company’s 2003 Form 10-K.

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

Our total revenues decreased by $1,470,336 or 10% to $13,561,083 for the six months ended June 30, 2004, compared to the prior year period. Our total revenues increased by $1,870,406 or 33% to $7,527,704 for the three months ended June 30, 2004, compared to the prior year period. The reasons for the changes are set forth below.

Commission revenues from agency and principal transactions decreased $5,787,464 or 35% to $10,951,083 for the six months ended June 30, 2004. Commission revenues from agency and principal transactions decreased $1,881,329 or 27% to $5,452,528 for the three months ended June 30, 2004. The overall decrease in commission revenue is primarily the result of a decrease in distressed securities commissions and government agency securities from the same periods in the prior year.

Underwriting and investment banking income increased $2,338,170 or 7794% to $2,368,170, and $2,332,279 or 23323% to $2,342,279 for the six months and three months ended June 30, 2004, respectively. The increase in investment banking revenues for the six months and three months ended June 30, 2004 is due to the completion of two private placements for Motient Corp. during the second quarter of 2004. As a result of the first private placement, we received $350,000 in cash and warrants to purchase 600,000 shares of Motient Corp.’s common stock. Concurrent with the closing of the private placement, we sold 500,000 of the warrants to John Gorman, our Chairman, at $0.60 per warrant for $300,000 in proceeds. The agreed upon sales price was based upon the intrinsic value of the warrants at the time of the sale. For the second private placement, we received $850,000 in cash and warrants to purchase 510,000 shares of Motient Corp.’s common stock. John Gorman received 190,000 of the warrants as a component of his monthly compensation with the warrants being valued at their intrinsic value.

Net dealer inventory and investment income (loss) increased by $1,922,346 or 111% to $193,930, and $1,401,298 or 83% to $(296,392) for the six months and three months ended June 30, 2004, respectively. The increase in inventory and investment income for the six months and three months ended June 30, 2004 resulted from trading activity in distressed corporate debt securities. Net unrealized trading gains for the six months ended June 30, 2004 were $95,903. Net realized trading gains for the six months ended June 30, 2004 were $98,027.

Other income increased by $56,612 or 650% to $47,900 for the six months ended June 30, 2004. For the three months ended June 30, 2004, other income increased by $18,158 or 163% to $29,289.

Total expenses decreased by $2,026,045 or 14% to $12,082,419, and increased $755,340 or 14% to $6,308,164 for the six months and three months ended June 30, 2004, respectively, compared to the prior year periods. Net income for the six months and three months ended June 30, 2004 increased by $323,045 or 60% to $862,465, and $664,338 or 1235% to $718,129, respectively, compared to the prior year periods. The explanations for the changes are set forth below.

Commissions, employee compensation and benefits decreased $2,328,501 or 21% to $8,709,828, and increased $361,782 or 9% to $4,355,082 for the six months and three months ended June 30, 2004, respectively. Commission expense decreased $2,379,288 or 30% to $5,641,718, and $217,715 or 7% to $3,021,040 for the six months and three months ended June 30, 2004, respectively. The decrease in commission expense for the period is due to the decrease in commission revenues. General and administrative salaries and other employee benefits experienced a 2% increase as a result of increased employee benefits for the six months and three months ended June 30, 2004.

Clearing and floor brokerage costs increased $47,656 or 18% to $305,799 for the six months ended June 30, 2004. Clearing and floor brokerage costs increased $13,404 or 10% to $150,320 for the three months ended June 30, 2004. The overall increase in clearing and floor brokerage costs for the six months and three months ended June 30, 2004 resulted from greater trading activity in the over-the-counter equity markets and on the national exchanges. Much of the cost increase is attributable to an increase in institutional equity trading activity.

Communications and occupancy charges decreased $135,154 or 13% to $936,845, and $135,274 or 24% to $436,127 for the six months and three months ended June 30, 2004, respectively. Despite the increase in office rent expense since the first quarter of 2004, we have reduced expenses associated with telecommunications and related services. Additionally, we subleased additional office space commencing in May 2004.

Professional fees for the six months and three months ended June 30, 2004 increased $338,008 or 58% to $921,971, and $433,023 or 142% to $738,194, respectively. The increase is primarily due to additional legal accruals and fees associated with investment banking opportunities.

Interest expense, excluding trading interest expense, decreased $18,543 or 25% to $56,416, and increased $4,286 or 13% to $36,449 for the six months and three months ended June 30, 2004, respectively. The decrease for the six months ended June 30, 2004 is due to the repayment of a note payable to John Gorman in June 2003, which carried a higher interest rate than our bank debt. The increase for the three months ended June 30, 2004 is due to an overall increase in debt outstanding versus the prior year period.

Other expenses increased $70,489 or 7% to $1,151,560 for the six months ended June 30, 2004. Other expenses increased $78,119 or 15% to $591,992 for the three months ended June 30, 2004. The overall increase in other expenses during the six months and three months ended June 30, 2004 is the result of increases in general and administrative services needed to support administrative infrastructure.

Income tax expense increased $232,664 or 61% to $616,199, and $450,728 or 889% to $501,411 for the six months and three months ended June 30, 2004, respectively. The overall increase in income tax expense for the six months and three months ended June 30, 2004 is due to the increase in taxable income during the respective periods. Our effective tax rate was 42% for the six months ended June 30, 2004. Our effective tax rate differs from the federal statutory tax rate as a result of estimated state income taxes and non-deductible expenses.

Liquidity and Capital Resources

As a broker-dealer, we are required to maintain a certain level of liquidity or net capital in accordance with NASD regulations. Factors affecting our liquidity include the value of securities held in trading accounts, the value of non-current assets, the amount of unsecured receivables, and the amount of general business liabilities, excluding amounts payable to our clearing organization and NASD approved subordinated debt.

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

We had outstanding debt in the amount of $2,220,000 as of June 30, 2004 (see Note 3 to the Notes to Unaudited Consolidated Financial Statements). In February 2004, we entered into a $2.5 million promissory note agreement with First United Bank. This loan had an outstanding balance of $2,220,000 as of June 30, 2004 and is due on demand or by February 2007 if no demand is made. In addition, the loan is to be paid in equal monthly installments of $70,000, plus accrued interest, and is secured by a pledge of the stock of our subsidiaries and a personal guarantee of our chairman of the board. In the event that First United demanded full payment, we would likely satisfy our obligation through the use of funds available at the clearing organization. If sufficient funds were not available at the clearing organization to satisfy the amount due, we would seek to refinance the amount due with debt or equity financing. There is no assurance, however, that we would be able to obtain such financing. First United has never demanded full payment, and we continue to remit regular payments as scheduled in the loan agreement. The loan documents requires us to maintain a minimum tangible net worth of not less than $2.6 million and contains other covenants that restrict our ability to incur debt, incur liens, sell assets, pay dividends, engage in different business activities, merge with or acquire other entities, and make investments or loans.

On July 7, 2004, we entered into a subordinated convertible promissory note agreement with Salter Family Partners, Ltd., a family limited partnership controlled by Mark Salter, our Chief Executive Officer, to borrow $1,000,000 for operating purposes. Under the terms of the promissory note, we will make quarterly interest payments at a rate of 10% per annum. The promissory note is unsecured. The maturity date of the note is December 1, 2005, at which time all remaining unpaid principal and interest is due. If (i) the closing price of the our common stock is less than $2.00 per share for ten consecutive trading days, (ii) Mr. Salter is no longer employed by us (other than death or disability), or (iii) the net liquidating equity of Tejas held at its clearing organization as of the last business day of a calendar month is less than $2,000,000, then an event of default will exist under the promissory note and Salter Family Partners, Ltd. is entitled to declare the amounts outstanding under the promissory note immediately due and payable. The promissory note is convertible at any time into our common stock in an amount equal to the unpaid principal divided by the conversion price of $10.00 per share. At such time as we are authorized to issue preferred stock, Mr. Salter may convert the promissory note into our preferred stock in an amount equal to the unpaid principal divided by the conversion price of $10.00 per share. The promissory note is convertible until the note is repaid. Although our certificate of incorporation does not authorize the issuance of preferred stock, we have agreed to take certain actions to amend our certificate of incorporation to authorize us to issue shares of preferred stock.

We may seek additional debt financing from time to time from either external or internal sources to provide funds for our operating purposes. Based upon the current level of our operations and anticipated cost savings and revenue growth, we believe that cash flows from our operations and available cash, together with additional debt financing from either external or internal sources, will be adequate to meet our future liquidity needs both for the short term and for at least the next several years. However, there can be no assurance that our business will generate sufficient cash flows from operations, that we will realize our anticipated revenue growth and operating improvements or that future borrowings will be available in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs.

In April 2004, we began a conversion from Correspondent Services Corporation to National Financial Services for clearing services. National Financial Services previously acquired Correspondent Services Corporation. Our clearing agreement has not been modified. The conversion process did not have any adverse effects on our liquidity.

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

Credit risk is the potential for loss due to a customer or counterparty failing to perform its contractual obligation. The Company clears its securities transactions through a clearing organization. Under the terms of the clearing agreement, the clearing organization has the right to charge the Company for its losses that result from its customers’ failure to fulfill their contractual obligations. In order to mitigate risk, the Company’s policy is to monitor the credit standing of its customers and maintain collateral to support customer margin balances. Further, significant portions of the Company’s assets are held at its clearing organization, National Financial Services. Therefore, the Company could incur substantial losses if its clearing organization were to become insolvent or otherwise unable to meet its financial obligations. National Financial Services has in excess of $1 billion in capital and has historically met all of its obligations to the Company.

Operating risk arises from the daily conduct of the Company’s business and relates to the potential for deficiencies in control processes and systems, mismanagement of Company activities or mismanagement of customer accounts by its employees. The Company relies heavily on computer and communication systems in order to conduct its brokerage activities. Third party vendors, such as the clearing organization and news and quote providers, provide many of the systems critical to the Company’s business. The Company’s business could be adversely impacted if any of these systems were disrupted. The Company seeks to mitigate the risk associated with systems by hiring experienced personnel, and providing employees with alternate means of acquiring or processing information. In order to help mitigate the risk associated with mismanagement of Company activities or customer accounts, the Company utilizes compliance and operations personnel to review the activities of administrative and sales personnel. In addition, the activities of management are actively reviewed by other members of management on a regular basis and by the Board of Directors.

The Company’s primary market risk exposure is to market price changes and the resulting risk of loss that may occur from the potential change in the value of a financial instrument as a result of price volatility or changes in liquidity for which the Company has no control. Securities owned by the Company are either related to daily trading activity or the Company’s principal investing activities. Market price risk related to trading securities is managed primarily through the daily monitoring of funds committed to the various types of securities owned by the Company and by limiting exposure to any one investment or type of investment. However, the Company will on occasion concentrate its securities holdings to one or two positions based upon its research and potential for market appreciation. Approximately 28% of the value of securities owned as of June 30, 2004 related to a single security.

The Company’s trading securities were $9,664,952 in long positions and $232,185 in short positions at June 30, 2004. These trading securities may be exchange listed, Nasdaq or other over-the-counter securities on both long and short positions. The potential loss in fair value, using a hypothetical 10% decline in prices, is estimated to be approximately $990,000 as of June 30, 2004. A 10% hypothetical decline was used to represent a significant and plausible market change.

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

Item 4. Controls and Procedures

At June 30, 2004, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2004, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In July 2004, the Company settled a customer complaint relating to previous investment losses incurred by the customer. The Company accrued $185,000 during the three months ended June 30, 2004 for the settlement. The Company also accrued $55,000 during the three months ended June 30 for fines assessed by the NASD resulting from a routine annual examination. There are no other liabilities arising from pending claims or legal actions that management believes would have a material adverse effect on the consolidated financial position or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on June 11, 2004. All of the following persons nominated were elected to serve as directors for a term expiring in 2007 and received the votes set opposite their respective names:

	For	Withheld
John J. Gorman	908,700	100
William A. Inglehart	908,700	100
Charles H. Mayer	908,700	100
Barry A. Williamson	908,700	100
Clark N. Wilson	908,700	100

The stockholders also ratified Ernst & Young LLP as independent auditors of the Company by a vote of 908,500 “For” and 300 “Against.”

Item 6. Exhibits and Reports on 8-K

a) Exhibits

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBITS
10.1	Promissory note agreement dated July 7, 2004 between Salter Family Partners, Ltd. and the Company

10.2	Employment and Confidentiality Agreement, dated as of June 1, 2004, between Westech Capital Corp. and Mark M. Salter

10.3	Employment and Confidentiality Agreement, dated as of June 1, 2004 between Westech Capital Corp. and Kurt J. Rechner

10.4	Employment and Confidentiality Agreement, dated as of June 1, 2004 between Westech Capital Corp. and John F. Garber

31.1	Certification of Chief Executive Officer under Securities Exchange Act Rules 13a-14 or 15d-14

31.2	Certification of Chief Financial Officer under Securities Exchange Act Rules 13a-14 or 15d-14

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b) Current reports on Form 8-K

     None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Westech Capital Corp.

Date: August 10, 2004

/s/ MARK M. SALTER
Mark M. Salter
Chief Executive Officer

/s/ JOHN F. GARBER
John F. Garber
Chief Financial Officer