Form 10-Q
period 2004-09-30
WESTECH CAPITAL CORP
filed 2004-11-15
CIK 869688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 30, 2004, the Registrant had the following number of shares of common stock, $0.001 par value per share, outstanding: 1,513,024.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

WESTECH CAPITAL CORP. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	September 30,	December 31,
	2004	2003
	(Unaudited)
Assets
Cash and cash equivalents	$724,181	551,857
Receivables from employees and stockholders	30,391	177,223
Federal income tax receivable	—	164,147
Securities owned, at market value	8,245,883	5,601,782
Other investment	—	1,155,000
Property and equipment, net	258,157	329,651
Deferred tax asset, net	52,018	53,504
Goodwill	138,215	138,215
Prepaid expenses and other assets	385,255	185,074

Total assets	$9,834,100	8,356,453

Liabilities and Stockholders’ Equity
Accounts payable, accrued expenses and other liabilities	$2,144,322	2,376,535
Securities sold, not yet purchased	60,273	221,279
Payable to clearing organization	877,725	742,334
Federal income tax payable	54,160	—
Notes payable	2,010,000	1,655,100
Notes payable to stockholder	1,000,000	—

Total liabilities	6,146,480	4,995,248

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value 10,000,000 shares authorized; 1,513,024 and 1,512,024 issued and outstanding at September 30, 2004 and December 31, 2003, respectively	1,513	1,512
Additional paid in capital	2,224,780	2,222,281
Retained earnings	1,461,327	1,137,412

Total stockholders’ equity	3,687,620	3,361,205

Total liabilities and stockholders’ equity	$9,834,100	8,356,453

See accompanying notes to consolidated financial statements.

WESTECH CAPITAL CORP. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenue:
Commissions from agency transactions	$817,857	522,952	3,192,303	1,400,057
Commissions from principal transactions	3,583,659	6,203,215	12,160,296	22,064,657
Underwriting and investment banking income	1,231,518	22,799	3,599,689	52,799
Net dealer inventory and investment income (loss), net of trading interest expense of $0, $22,566, $38,776, and $78,364, for the three and nine months ended September 30, 2004 and 2003, respectively	(731,133)	(1,144,975)	(537,203)	(2,873,391)
Other income	96,814	11,282	144,714	2,570

Total revenue	4,998,715	5,615,273	18,559,799	20,646,692

Expenses:
Commissions, employee compensation and benefits	3,691,186	3,838,694	12,401,013	14,877,021
Clearing and floor brokerage	81,669	181,472	387,468	439,615
Communications and occupancy	500,785	495,492	1,437,630	1,567,491
Professional fees	709,367	313,575	1,631,339	897,538
Interest, including $23,288, $0, $23,288 and $32,232 for three and nine months ended September 30, 2004 and 2003, respectively, to related parties	57,823	16,421	114,240	91,380
Other	772,858	468,827	1,924,419	1,549,900

Total expenses	5,813,688	5,314,481	17,896,109	19,422,945

Income (loss) before income tax expense (benefit)	(814,973)	300,792	663,690	1,223,747
Income tax expense (benefit)	(276,423)	130,936	339,775	514,471

Net income (loss)	$(538,550)	169,856	323,915	709,276

Earnings (loss) per share:
Basic	$(0.36)	0.11	0.21	0.47

Diluted	$(0.36)	0.11	0.20	0.46

Weighted average shares outstanding:
Basic	1,513,024	1,512,024	1,512,357	1,512,024

Diluted	1,513,024	1,605,150	1,735,133	1,543,066

See accompanying notes to consolidated financial statements.

WESTECH CAPITAL CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net income	$323,915	709,276
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Deferred tax expense (benefit)	1,486	(77,866)
Depreciation and amortization expense	91,538	90,222
Non-cash compensation expense	78,635	99,836
Loss on disposition of property and equipment	—	36,462
Changes in operating assets and liabilities
Receivable from/payable to clearing organization	135,391	99,309
Receivables from employees and stockholders	68,197	(29,275)
Federal income tax receivable	164,147	202,070
Securities owned	(2,644,101)	(357,833)
Other investment	1,155,000	95,000
Prepaid expenses and other assets	(200,181)	58,199
Accounts payable, accrued expenses and other liabilities	(206,729)	324,355
Securities sold, not yet purchased	(161,006)	(641,870)
Federal income tax payable	54,160	22,083

Net cash (used in) provided by operating activities	(1,139,548)	629,968

Cash flows from investing activities:
Purchase of property and equipment	(20,044)	(152,957)

Net cash used in investing activities	(20,044)	(152,957)

Cash flows from financing activities:
Payments on capital lease	(25,484)	—
Proceeds from (repayment of) notes payable	354,900	181,650
Proceeds from (repayment of) notes payable to stockholder	1,000,000	(800,000)
Proceeds from issuance of common stock	2,500	—

Net cash provided by (used in) financing activities	1,331,916	(618,350)

Net increase (decrease) in cash and cash equivalents	172,324	(141,339)
Cash and cash equivalents at beginning of period	551,857	750,746

Cash and cash equivalents at end of period	$724,181	609,407

Supplemental disclosures:
Interest paid	$90,356	91,380
Taxes paid	$143,335	345,688

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

On October 15, 2004, we entered into a purchase agreement with Mr. Charles Mayer, a director and employee of ours, and Seton Securities Group, Inc. (“Seton”), a company controlled by Mr. Mayer, whereby Mr. Mayer and Seton would purchase the assets and operations of our New Jersey branch office by December 31, 2004. In the event the transaction is not completed by December 31, 2004, Mr. Mayer has the option of extending the closing date through June 30, 2005 in exchange for consideration of $10,000 to be paid to us.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions for Form 10-Q and, therefore should be read in conjunction with the Company’s 2003 Form 10-K. All adjustments (consisting of only normal recurring adjustments) that are necessary in the opinion of management for a fair presentation of the interim consolidated financial statements have been included. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results for the year ending December 31, 2004.

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

WESTECH CAPITAL CORP. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

The pro forma disclosures below use the fair value method of SFAS No. 123 to measure compensation expense for stock-based employee compensation plans. There were no stock based employee compensation costs included in the determination of net income (loss) as reported for the three months and nine months ended September 30, 2004 and 2003, respectively.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss) as reported for basic	$(538,550)	169,856	323,915	709,276
Deduct stock-based compensation expense determined under the fair value based method	(4,894)	(4,519)	(18,692)	(10,645)

Pro forma net income (loss) for basic	$(543,444)	165,337	305,223	698,631

Net income (loss) as reported for diluted	$(538,550)	169,856	339,285	709,276
Deduct stock-based compensation expense determined under the fair value based method	(4,894)	(4,519)	(18,692)	(10,645)

Pro forma net income (loss) for diluted	$(543,444)	165,337	320,593	698,631

Earnings (loss) per share:
Basic — as reported	$(0.36)	0.11	0.21	0.47
Basic — pro forma	$(0.36)	0.11	0.20	0.46
Diluted — as reported	$(0.36)	0.11	0.20	0.46
Diluted — pro forma	$(0.36)	0.10	0.18	0.45

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

WESTECH CAPITAL CORP. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

Tejas elects to use the basic method of the Rule, which requires it to maintain minimum net capital equal to the greater of $250,000 or 6-2/3% of aggregate indebtedness. Minimum net capital requirements may be as great as $1,000,000 depending upon the number and value of securities in which Tejas makes markets. As of September 30, 2004, Tejas’ net capital of $2,026,795 was $1,776,795 in excess of the minimum required. Tejas’ ratio of aggregate indebtedness to net capital was 1.43 to 1 at September 30, 2004.

(3) Notes Payable

On February 17, 2004, the Company entered into an agreement with a bank to borrow $2,500,000 for operating and financing purposes. The Company used a portion of the proceeds to repay the March 2002 and the June 2003 loan agreements in full. The loan is due on demand or by February 15, 2007 if no demand is made. The loan accrues interest at prime plus 2% and is to be paid in equal monthly payments of $70,000, plus accrued interest, commencing on March 15, 2004. The loan documents require the Company to maintain a minimum tangible net worth of not less than $2.6 million and contain other covenants that restrict the Company’s ability to incur debt, incur liens, sell assets, pay dividends, engage in different business activities, merge with or acquire other entities, and make investments or loans. The loan is secured by the common stock of the Company’s primary operating subsidiary, Tejas Securities, as well as the personal guaranty of an officer of the Company. The balance of the loan was $2,010,000 as of September 30, 2004.

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

WESTECH CAPITAL CORP. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

(4) Earnings (Loss) Per Share

Basic earnings (loss) per share are based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings (loss) per share reflects dilution from all contingently issuable shares, including options issued during the three and nine month periods ended September 30, 2004 and 2003. Contingently issuable shares are not included in the weighted average number of shares when the inclusion would increase net income per share or decrease the net loss per share.

Earnings (loss) per share are calculated as follows.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
BASIC EARNINGS (LOSS) PER SHARE:
Net income (loss)	$(538,550)	169,856	323,915	709,276
Weighted average shares outstanding	1,513,024	1,512,024	1,512,357	1,512,024
Basic earnings (loss) per share	$(0.36)	0.11	0.21	0.47
DILUTED EARNINGS (LOSS) PER SHARE:
Net income (loss)	$(538,550)	169,856	323,915	709,276
Add: Interest on 10% convertible debt	—	—	15,370	—
Net income (loss) available to common stockholders after assumed conversion	(538,550)	169,856	339,285	709,276
Weighted average shares outstanding	1,513,024	1,512,024	1,512,357	1,512,024
Effect of dilutive securities:
Options	—	93,126	189,443	31,042
10% convertible debt	—	—	33,333	—
Weighted average shares outstanding	1,513,024	1,605,150	1,735,133	1,543,066
Diluted earnings (loss) per share	$(0.36)	0.11	0.20	0.46

Options to purchase 339,000 shares of the Company’s common stock for the nine months ended September 30, 2004 were included in the computation of diluted earnings (loss) per share. Of the 339,000 options issued by the Company, 189,443 shares were included as dilutive securities on a weighted average basis for the nine months ended September 30, 2004, as calculated under the Treasury Stock method. Options to purchase 100,000 shares of the Company’s common stock under the convertible notes payable for the nine months ended September 30, 2004 were included in the computation of diluted earnings (loss) per share. Of the 100,000 shares, 33,333 were included as dilutive securities on a weighted average basis for the nine months ended September 30, 2004. Options to purchase 339,000 shares of the Company’s common stock for the three months ended September 30, 2004 were not included in the computation of diluted earnings (loss) per share because the options were antidilutive. Additionally, options to purchase 100,000 shares of the Company’s common stock under the convertible notes payable were not included in the computation of diluted earnings (loss) per share because the options were antidilutive. Options to purchase 322,063 shares of the Company’s common stock for the three months and nine months ended September 30, 2003 were included in the computation of diluted earnings (loss) per share. Of the 322,063 options issued by the Company, 93,126 and 31,042 shares were included as dilutive securities on a weighted average basis for the three and nine months ended September 30, 2003, respectively, as calculated under the Treasury Stock method.

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

The following table presents segment revenues, income (loss) before income tax expense (benefit), and assets for the nine months ended September 30, 2004.

	Brokerage	Investment Banking	Total
Revenues from external customers	$14,775,224	3,599,689	18,374,913
Interest revenue	223,662	—	223,662
Interest expense	153,016	—	153,016
Depreciation and amortization	78,635	—	78,635
Income (loss) before income tax expense (benefit)	(803,741)	1,467,431	663,690
Segment assets	9,834,100	—	9,834,100
Capital expenditures	20,044	—	20,044

The following table presents segment revenues, income before income tax expense, and assets for the nine months ended September 30, 2003.

	Brokerage	Investment Banking	Total
Revenues from external customers	$19,922,161	52,799	19,974,960
Interest revenue	750,096	—	750,096
Interest expense	169,744	—	169,744
Depreciation and amortization	90,222	—	90,222
Income before income tax expense	1,220,082	3,665	1,223,747
Segment assets	9,169,741	—	9,169,741
Capital expenditures	152,957	—	152,957

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

Our total revenues decreased by $2,086,893 or 10% to $18,559,799 for the nine months ended September 30, 2004, compared to the prior year period. Our total revenues decreased by $616,558 or 11% to $4,998,715 for the three months ended September 30, 2004, compared to the prior year period. The reasons for the changes are set forth below.

Commission revenues from agency and principal transactions decreased $8,112,115 or 35% to $15,352,599 for the nine months ended September 30, 2004. Commission revenues from agency and principal transactions decreased $2,324,651 or 35% to $4,401,516 for the three months ended September 30, 2004. The overall decrease in commission revenue is primarily the result of a decrease in distressed securities commissions and government agency securities from the same periods in the prior year.

Underwriting and investment banking income increased $3,546,890 or 6718% to $3,599,689, and $1,208,719 or 5302% to $1,231,518 for the nine months and three months ended September 30, 2004, respectively. The increase in investment banking revenues for the nine months and three months ended September 30, 2004 is due to the completion of two private placements during the second quarter of 2004, and two additional private placements during the third quarter of 2004. As a result of the second quarter private placements, we received $1,200,000 in cash and warrants to purchase 1,100,000 shares of a public company’s common stock. Concurrent with the closing of the first private placement during the second quarter of 2004, we sold 500,000 of the warrants to John Gorman, our Chairman, at $0.60 per warrant for $300,000 in proceeds. The agreed upon sales price was based upon the intrinsic value of the warrants at the time of the sale. For the second private placement during the second quarter of 2004, John Gorman received 190,000 of the warrants as a component of his monthly compensation with the warrants being valued at their intrinsic value. During the third quarter of 2004, we completed two additional private placements. As a result of the first private placement during the third quarter of 2004, we received $945,000 in cash and options to purchase 650,000 shares of common stock of a public company. As a result of the second private placement during the third quarter of 2004, we received options to purchase 1,225,433 shares of common stock along with 450,867 shares of common stock of a public company.

Net dealer inventory and investment income (loss) increased by $2,336,188 or 81% to $(537,203), and $413,842 or 36% to $(731,133) for the nine months and three months ended September 30, 2004, respectively. The increase in inventory and investment income (loss) for the nine months and three months ended September 30, 2004 resulted from trading activity in distressed corporate debt securities. Net unrealized trading losses for the nine months ended September 30, 2004 were $(1,427,482). Net realized trading gains for the nine months ended September 30, 2004 were $890,279.

Other income increased by $142,144 or 5531% to $144,714 for the nine months ended September 30, 2004. For the three months ended September 30, 2004, other income increased by $85,532 or 758% to $96,814. The increase was due to fees earned in the third quarter relating to our research department.

Total expenses decreased by $1,526,836 or 8% to $17,896,109, and increased $499,207 or 9% to $5,813,688 for the nine months and three months ended September 30, 2004, respectively, compared to the prior year periods. Net income (loss) for the nine months and three months ended September 30, 2004 decreased by $385,361 or 54% to $323,915, and $708,406 or 417% to $(538,550), respectively, compared to the prior year periods. The explanations for the changes are set forth below.

Commissions, employee compensation and benefits decreased $2,476,008 or 17% to $12,401,013, and decreased $147,508 or 4% to $3,691,186 for the nine months and three months ended September 30, 2004, respectively. Commission expense decreased $2,593,396 or 24% to $8,271,290, and $214,108 or 8% to $2,629,572 for the nine months and three months ended September 30, 2004, respectively. The decrease in commission expense for the period is due to the decrease in commission revenues. General and administrative salaries and other employee benefits experienced a 3% and 7% increase as a result of increased employee benefits for the nine months and three months ended September 30, 2004, respectively.

Clearing and floor brokerage costs decreased $52,147 or 12% to $387,468 for the nine months ended September 30, 2004. Clearing and floor brokerage costs decreased $99,803 or 55% to $81,669 for the three months ended September 30, 2004. The overall decrease in clearing and floor brokerage costs for the nine months and three months ended September 30, 2004 resulted from a decline in trading activity in the over-the-counter equity markets and on the national exchanges.

Communications and occupancy charges decreased $129,861 or 8% to $1,437,630 for the nine months ended September 30, 2004, and increased $5,293 or 1% to $500,785 for the three months ended September 30, 2004. Despite an increase in office rent expense since the first quarter of 2004, we have reduced expenses associated with telecommunications and related services. Additionally, we subleased additional office space at our headquarters in Austin, Texas commencing in May 2004.

Professional fees for the nine months and three months ended September 30, 2004 increased $733,801 or 82% to $1,631,339, and $395,792 or 126% to $709,367, respectively. The increase is primarily due to additional legal accruals and fees associated with completed investment banking opportunities.

Interest expense, excluding trading interest expense, increased $22,860 or 25% to $114,240, and increased $41,402 or 252% to $57,823 for the nine months and three months ended September 30, 2004, respectively. The increase for the nine and three months ended September 30, 2004 is due to the addition of the note payable to the Salter Family Partners, Ltd., a family partnership controlled by Mark Salter, our Chief Executive Officer, in July 2004, which carries a higher interest rate than our bank debt.

Other expenses increased $374,519 or 24% to $1,924,419 for the nine months ended September 30, 2004. Other expenses increased $304,031 or 65% to $772,858 for the three months ended September 30, 2004. The overall increase in other expenses during the nine months and three months ended September 30, 2004 is the result of increases in general and administrative services needed to support administrative infrastructure.

Income tax expense (benefit) decreased $174,696 or 34% to $339,775, and $407,359 or 311% to $(276,423) for the nine months and three months ended September 30, 2004, respectively. The overall decrease in income tax expense (benefit) for the nine months and three months ended September 30, 2004 is due to the decrease in taxable income during the respective periods. Our effective tax rate was 51% for the nine months ended September 30, 2004. Our effective tax rate differs from the federal statutory tax rate as a result of estimated state income taxes and non-deductible expenses.

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

We had outstanding debt in the amount of $3,010,000 as of September 30, 2004 (see Note 3 to the Notes to Unaudited Consolidated Financial Statements). In February 2004, we entered into a $2.5 million promissory note agreement with First United Bank. This loan had an outstanding balance of $2,010,000 as of September 30, 2004 and is due on demand or by February 2007 if no demand is made. In addition, the loan is to be paid in equal monthly installments of $70,000, plus accrued interest, and is secured by a pledge of the stock of our subsidiaries and a personal guarantee of our chairman of the board. In the event that First United demanded full payment, we would likely satisfy our obligation through the use of funds available at the clearing organization. If sufficient funds were not available at the clearing organization to satisfy the amount due, we would seek to refinance the amount due with debt or equity financing. There is no assurance, however, that we would be able to obtain such financing. First United has never demanded full payment, and we continue to remit regular payments as scheduled in the loan agreement. The loan documents require us to maintain a minimum tangible net worth of not less than $2.6 million and contain other covenants that restrict our ability to incur debt, incur liens, sell assets, pay dividends, engage in different business activities, merge with or acquire other entities, and make investments or loans.

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

We may seek additional debt or equity financing from time to time from either external or internal sources to provide funds for our operating purposes. Based upon the current level of our operations and anticipated cost savings and revenue growth, we believe that cash flows from our operations and available cash, together with additional debt or equity financing from either external or internal sources, will be adequate to meet our future liquidity needs both for the short term and for at least the next several years. However, there can be no assurance that our business will generate sufficient cash flows from operations, that we will realize our anticipated revenue growth and operating improvements or that future borrowings will be available in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs.

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

The Company’s trading securities were $8,245,883 in long positions and $60,273 in short positions at September 30, 2004. These trading securities may be exchange listed, Nasdaq securities, warrants or other over-the-counter securities on both long and short positions. The potential loss in fair value, using a hypothetical 10% decline in prices, is estimated to be approximately $831,000 as of September 30, 2004. A 10% hypothetical decline was used to represent a significant and plausible market change.

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

Item 4. Controls and Procedures

At September 30, 2004, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2004, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There are no liabilities arising from pending claims or legal actions that management believes would have a material adverse effect on the consolidated financial position or results of operations of the Company.

Item 6. Exhibits

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBITS
10.1	Purchase Agreement dated October 15, 2004 between Westech Capital Corp., Tejas Securities Group, Inc., Charles H. Mayer and Seton Securities, Inc. (Incorporated by reference to the Form 8-K filed on November 8, 2004)

10.2	First Amendment to First Amended and Restated Stock Option Plan for Westech Capital Corp. (Incorporated by reference to the Form 8-K filed on November 8, 2004)

10.3	Notice of November 8, 2004 stock dividend. (Incorporated by reference to the Form 8-K filed on November 10, 2004)

31.1*	Certification of Chief Executive Officer under Securities Exchange Act Rules 13a-14 or 15d-14

31.2*	Certification of Chief Financial Officer under Securities Exchange Act Rules 13a-14 or 15d-14

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Westech Capital Corp.

Date: November 15, 2004
/s/ MARK M. SALTER

Mark M. Salter
Chief Executive Officer

/s/ JOHN F. GARBER

John F. Garber
Chief Financial Officer