Form 10-K
period 2004-12-31
Tejas Inc
filed 2005-03-31
CIK 869688

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 000-29235

TEJAS INCORPORATED

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
(Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K .☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑

As of February 28, 2005 there were 4,686,048 shares of the Registrant’s common stock, $0.001 par value, outstanding. The aggregate market value of common stock held by non-affiliates as of June 30, 2004 was $3,996,490 using a market price of $5.00 as quoted on the over-the-counter bulletin board as of the close of business on that date.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the Registrant’s definitive proxy statement for the 2005 annual meeting of stockholders are incorporated by reference into Part III of the Form 10-K.

PART I

ITEM 1. BUSINESS

GENERAL

We are a holding company whose primary operating subsidiary is Tejas Securities Group, Inc., a Texas corporation. We were incorporated in New York on July 18, 1990, and made an initial public offering in November 1991. We were acquired by Tejas Securities in a reverse merger effected on August 27, 1999. On October 3, 2000, we changed our state of incorporation to Delaware. On December 9, 2004, we changed our name from Westech Capital Corp. to Tejas Incorporated. Our primary offices are located in Austin, Texas.

We are a full service brokerage and investment banking firm that focuses on the following:

•	proprietary research on distressed debt and special situation securities;

•	trading and other brokerage services to value-based institutional and retail investors active in fixed income and equity instruments; and

•	corporate finance and strategic advisory services to middle-market companies within our target industries.

The cornerstone of our business is our research coverage. Currently, our research department consists of analysts with expertise in distressed debt and special situation securities. The analyst group has a background in analyzing many industries, but primarily focuses on wireless and wire-line telecommunications, cable, satellite, transportation, energy and municipal securities. We believe that the rapid changes with respect to distressed debt and special situation securities in several of these sectors provide excellent investment opportunities that are overlooked or misunderstood by traditional Wall Street brokerage firms and are not a focus of many existing and emerging boutique investment banks. We anticipate that we will continue to devote a substantial portion of our resources to support and grow our research department.

We commit extensive time and effort to performing due diligence and understanding the fundamentals of the businesses and industries under coverage. We believe our research performance is driven by understanding the complexities of particular events such as bankruptcy proceedings and changes in the regulatory environment. Our research recommendations are typically long term in nature due to the complexities of the bankruptcy and restructuring process of distressed and special situation companies. We cover approximately 30 companies and continue to closely monitor other potential research issues. Notable companies that we have covered include Nextwave Telecom, Arch Paging, Global Crossing, RCN Communications, CAI Wireless, Motient Corp., Pegasus Communications, MCI WorldCom and United Airlines. We believe our clients appreciate our research and choose to do business with us because of this added value.

We have increased our revenues over the last decade by:

•	recruiting experienced industry professionals with established client and industry relationships typically from well-known industry competitors;

•	increasing the number of companies under coverage by our research analysts;

•	increasing and expanding our participation in investment banking transactions;

•	expanding the number and enhancing the penetration of institutional investors to which we market our investment research, sales and trading products and services; and

•	increasing the number of securities in which we make an active trading market.

We are devoted to maintaining an entrepreneurial culture, characterized by experienced professionals, a focus on maximizing our clients’ returns, and broad-based employee ownership. Our employees currently own approximately 67% of our common stock on a fully diluted basis, and we anticipate that they will continue to maintain a substantial ownership position in our equity.

We provide brokerage services to approximately 500 institutional clients and a network of retail clients. The majority of our brokerage revenues are derived from research driven recommendations. We offer clients the ability to buy and sell fixed income products, equity securities, security options, mutual funds and other investment securities. Our fixed income products include distressed corporate bonds, bank notes issued by distressed companies, mortgage-backed derivative products, municipal bonds, and government and government-backed securities. Through our Austin operations, we are a market maker for approximately 35 public companies whose stocks are traded on the Nasdaq Stock Market. We are also a dealer in New York Stock Exchange listed securities and other non-listed securities.

In 2004, we began to focus more attention on our investment banking efforts, particularly in assisting public companies raise capital. Through this renewed focus, we acted as placement agent for seven private investment in public equity, or PIPE, transactions, and one exit convertible bond financing during 2004. These transactions raised approximately $401 million, which included one of the largest all equity domestic PIPE transactions in 2004. We have provided bankruptcy and restructuring advisory services in order to enhance returns for our clients, though this activity has not generated any advisory fees to date. We believe, however, that providing these services will help build client relationships and, in the future, we will generate revenues from these and other types of advisory services.

Industry Overview

In the last decade, the U.S. securities industry has been characterized and influenced by the following trends:

•	increased levels of industry consolidation, particularly involving smaller regional investment banks that primarily provided investment banking and brokerage services to middle-market companies and their institutional investors;

•	the tendency for global competitors and acquired firms, once part of larger organizations, to focus on larger market capitalization companies and larger transactions; and

•	the emergence of smaller boutique investment banking firms focused exclusively on growth industries, particularly technology and healthcare.

In recent years there have been a number of acquisitions of U.S. brokerage and investment banking firms that offer similar products and services to those that we provide. Most of these firms were acquired by larger financial services institutions, including U.S. and international depository institutions, insurance companies and investment banking firms.

These larger financial institutions have generally allocated capital and resources toward larger market capitalization companies and transactions. This shift of focus away from smaller market capitalization companies has led to a decline in service to these companies, including investment banking and research coverage, and as a result such companies have reduced access to capital. Additionally, although the number of investment funds and total assets under management focusing on small- and middle-capitalization companies has grown considerably during the last decade, according to Morning Star, managers of these funds have fewer sources of independent research upon which to base investment decisions. Today, New York Stock Exchange listed and Nasdaq National Market companies with market capitalizations between $100 million and $500 million receive, on average, research coverage from only

2.5 analysts while companies with a market capitalization of between $5 and $20 billion receive, on average, research coverage from 15.0 analysts.

The United States securities industry has also been subjected to increased regulation and governmental scrutiny. The New York Attorney General commenced an investigation into certain research and capital markets practices of several investment banking firms, of which we were not a target. This and subsequent investigations culminated in a punitive settlement, which included certain mandated changes in business practices. As a result, we and other firms not subject to this settlement have, nonetheless, amended certain business practices to conform with these mandates. Many larger firms have restructured their research departments and reduced coverage and market making activities for companies whose market capitalization is below certain thresholds. Research and capital markets resources previously dedicated to smaller market capitalization companies were either reassigned to larger companies or eliminated. These circumstances have contributed to both companies in, and investors focused on, the growth and middle-market sectors seeking the services of boutique investment banking professionals who have a high degree of applicable industry knowledge.

To facilitate access to capital markets and to industry and company specific research, smaller boutique financial services firms have emerged to offer investment banking and research support to small- and middle-market capitalization companies. Within the past five years, a number of investment banking and research firms have been established to serve the smaller and more illiquid companies that do not offer enough new issue and trading volume to be serviced by a larger investment bank. However, we believe the main focus of these boutique firms has centered primarily on the growth sectors of technology and healthcare. Few of these boutique investment banking and research based firms focus on value-based investments, particularly distressed and special situation companies.

Our Market Opportunity

We believe that, as a full service brokerage firm and strategically positioned investment bank well recognized for its focus on distressed debt and special situation securities, the market opportunity available to us is significant due to the following factors:

•	Our targeted addressable market continues to grow as our research coverage expands to new industries.

•	High yield issuance remains robust, creating a steady supply of distressed debt.

•	Returns in the distressed marketplace have improved significantly in recent years.

•	Our research department fully investigates the details of each investment situation.

•	Our extensive bankruptcy coverage allows us to identify distressed opportunities regardless of size.

Our Competitive Strengths

Highly Regarded Investment Research

We believe that we are widely recognized for the quality of the distressed debt and special situation securities research we provide to our institutional and retail clients. Our research department analyzes each aspect of an issuer’s business, develops strong professional relationships with management and related industry professionals, and effectively communicates the situation to the investor community. Our analysts attend management and industry presentations to further their understanding of an issuer’s business. Many of the companies under research coverage have been followed by our research staff for several years, enhancing our understanding of the issuer. Rather than cover a large number of investment opportunities, our analysts focus on their industries of expertise in order to provide meaningful insight into the investment situation.

Experienced Professionals

We believe that our team of professionals has diverse and extensive experience in the financial services industry. Our sales and trading professionals have developed long-term client relationships with hedge funds, pension funds, state and local municipalities, banks, insurance companies and high net worth individuals. We strive to provide each of our clients with compelling and in-depth research reports, along with access to state-of-the-art trading systems and execution for equities and fixed income securities. This has resulted in us maintaining a core group of institutional accounts, of which the top 20 institutional clients accounted for 38% of our total commission revenues in 2004 and 2003, as well as retail clients. We believe our strong relationships and excellent performance have led our institutional clients to request that we provide additional investment opportunities in such areas as investment banking and restructuring transactions.

Our executive management team, consisting of our Chairman, Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer, has over 70 years of experience in diverse sectors of the securities industry and embodies the entrepreneurial spirit on which we are based. Most of the members of our executive management team assume multiple duties and are actively involved in revenue producing activities.

Focus on “Under-Covered” Securities

Our analysts target distressed debt and special situation securities of small- and middle-market capitalization companies for which limited coverage currently exists. The businesses covered by our research analysts are, on average, actively covered by only 2.1 other analysts. In many cases, our coverage of these businesses gives us a competitive advantage when dealing with larger and better capitalized competitors who have not dedicated the research resources necessary to understand these businesses. Furthermore, we believe that our institutional and retail accounts consider us as the primary source of information and trading in complex bankruptcy situations. Many boutique investment banks focus on growth industries, leaving distressed and special situation securities under-covered.

Entrepreneurial Culture

We have fully embraced an entrepreneurial culture. Our employees own approximately 67% of our common stock on a fully diluted basis, which, when coupled with our highly competitive compensation packages, enables our employees to directly benefit from their individual production as well as our overall performance. Every employee has the incentive to generate ideas and communicate them to management to maximize client returns and our revenues. Many of our employees invest their personal capital in the investment opportunities marketed to our clients. We believe these aspects of our culture have led to a very low turnover rate that was approximately 5% in 2004. The executive management team, combined with the top ten revenue producers for 2003 and 2004, have been employed by us, on average, approximately six and a half years each. We believe that our entrepreneurial culture allows us to attract top revenue producers, as evidenced by the fact that two of the top ten revenue producers for 2003 and 2004 have been employed by us for less than three years. We believe that we maintain a culture that allows us to both retain our top revenue producers as well as to recruit additional sales staff capable of producing consistent revenues.

Our Growth Strategies

Our goal is to become a leading provider of quality research, trading and investment banking services to our clients. In order to achieve this goal, we plan on implementing the following strategies:

Expand Research Coverage to Other Industries Outside Our Current Focus

Due to our present size and available resources, we are currently limited in our ability to provide research coverage on distressed and special situation companies outside of our core industries. The number of companies and industries under coverage has a direct impact on commission and trading revenues. We plan to add additional research staff to provide research coverage of products such as distressed mortgage- and asset-backed securities as well as to cover additional industries such as general industrials, media and retail. We believe this will enable us to expand our sales force, as potential sales professionals would be attracted to our expanded product offering. These research staff additions will allow us to provide complementary research capabilities that we believe will generate additional revenues from an existing and expanded client base.

Capitalize on Trading Resources By Increasing the Size of Brokered Transactions

Historically, our modest capital base combined with the lack of leverage provided by our clearing organization has inhibited our ability to acquire securities related to our research. With additional capital, we believe we will have the ability to conduct larger transactions and realize greater revenues on the securities that we broker. With expanded capital for inventory positions, we will be better situated to recruit distressed trading professionals who specialize in trading larger blocks of distressed and special situation securities.

Expand Investment Banking Efforts to Include Additional Capabilities

In 2004, we began to utilize our expertise, industry contacts and business experience to grow our investment banking practice. These investment banking clients are requesting additional services from us, including acquisition and restructuring advisory services. As a result, we plan to hire experienced investment banking professionals to exploit these opportunities.

Develop Direct Investment Operations for Participation in Investment Banking Transactions

Short term bridge financings are often associated with PIPEs or other security transactions. With additional capital, we may offer, in addition to services as placement agent, bridge financing to our investment banking client base. Also, we may have the opportunity from time to time to take a proprietary equity position in future distressed or special situations, which we believe will increase our investment banking revenues.

Grow Through Acquisitions

In the past, we have entertained several potential acquisition candidates but our balance sheet and thinly traded common stock have limited our ability to use our equity as consideration in these potential transactions and has prevented us from completing these transactions. An expanded capital base and increased liquidity in our common stock would improve our ability to seek out complementary businesses.

Diversify Revenues

While a majority of our revenues have traditionally been generated from the distressed debt and special situation security trading, we are continuing to diversify our revenue base by growing our government, mortgage-backed and municipal securities trading activity and building our investment banking revenues. Because these revenue streams are driven by different market factors, cycle timing for each is different, thus decreasing the volatility of the overall revenues. In addition, expanding our research breadth will enable us to address a greater range of industries, helping mitigate industry-specific volatility.

Revenues and Industry Segments

The information required by Regulation S-K Items 101(b) and 101(d) related to financial information about segments and financial information about sales is contained in Note 16 of our consolidated financial statements, which are included in this Annual Report on Form 10-K.

Clients

Historically, our client base has been comprised of predominately large institutional clients such as money managers, mutual funds, hedge funds, private and public pension funds, banks, insurance companies, savings associations, state and municipal funds and high net-worth retail clients with a particular focus on value. These clients demand high quality research and sophisticated trading capabilities. We believe that we have served the needs of this segment of our client base as evidenced by increased volume with these clients. We believe that the increase in the scope of our research services should increase client satisfaction and increase our revenues from institutional clients and high net-worth retail clients. During 2004, we had two investment banking clients that provided approximately 29% of our total revenues.

Employees

As of December 31, 2004, we had 61 employees. Of these employees, 28 work in sales, ten in trading, four in research and three in investment banking, with the remaining employees performing management and administrative functions. We believe that this support structure is sufficient to support additional sales, investment banking and research staff.

Competition

All aspects of our business are highly competitive. In our investment banking activities, we compete with large Wall Street investment banks as well as regional boutique banks that offer private placement services to small- and middle-market companies. We compete for these investment banking transactions on the basis of our relationships with the issuers and potential investors, our experience in the industry and transactional fees. In our general brokerage activities, we compete directly with numerous other broker-dealers, many of which are large well-known firms with substantially greater financial and personnel resources. We compete for brokerage transactions on the basis of our research ideas, our experience in the industry, our ability to execute transactions and the strength of our relationships with our clients. Many of our competitors for brokerage service and investment banking transactions employ extensive advertising and actively solicit potential clients in order to increase business. In addition, brokerage firms compete by furnishing investment research publications to existing clients, the quality and breadth of which are considered important in the development of new business and the retention of existing clients. We also compete with a number of smaller regional brokerage firms in Texas and the southwestern United States.

The securities industry has become considerably more concentrated and more competitive since we were founded, as numerous securities firms have either ceased operations or have been acquired by or merged into other firms. In addition, companies not engaged primarily in the securities business, but with substantial financial resources, have acquired leading securities firms. These developments have increased competition from firms with greater capital resources than ours.

Since the adoption of the Gramm-Leach-Bliley Act of 1999, commercial banks and thrift institutions have been able to engage in traditional brokerage and investment banking services, thus increasing competition in the securities industry and potentially increasing the rate of consolidation in the securities industry.

We also compete with other securities firms for successful sales representatives, securities traders, securities analysts and investment bankers. Competition for qualified employees in the financial services industry is intense. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees.

Securities Industry Practices/Regulation

Tejas Securities is registered as a broker-dealer with the Securities and Exchange Commission and the NASD. Tejas Securities is registered as a securities broker-dealer in 39 states and the District of Columbia. Tejas Securities is also a member of the Securities Investors Protection Corporation, which provides Tejas Securities’ clients with insurance protection for amounts of up to $500,000 each, with a limitation of $100,000 on claims for cash balances. Tejas Securities has also acquired an additional $1,500,000 in insurance coverage through Seabury & Smith, as added protection for individual clients’ securities, covering all of Tejas Securities’ institutional and retail clients.

Tejas Securities is subject to extensive regulation by federal and state laws. The SEC is the federal agency charged with administration of the federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, principally the NASD and the national securities exchanges. These self-regulatory organizations adopt rules, subject to approval by the SEC, which govern the industry and conduct periodic reviews of member broker-dealers. Securities firms are also subject to regulation by state securities commissions in the states in which they do business. The SEC, self-regulatory organizations, and state securities commissions may conduct administrative proceedings which can result in censure, fine, suspension, or expulsion of a broker-dealer, its officers or employees. The principal purpose of regulation and discipline of broker-dealers is the protection of clients and the securities markets, rather than protection of creditors and stockholders of broker-dealers. Tejas Securities was recently fined $55,000 by the NASD in connection with a routine annual examination and our former compliance officer received a 30-day suspension from the NASD for trading prior to the issuance of a research report.

As a result of the most recent changes in the regulatory environment, Tejas Securities restructured its compliance department. In May 2004, it hired a new compliance director who had previously served as an examiner for the NASD office in Dallas, Texas. Additionally, in March 2004, it engaged an outside consultant who had previously served as the head of the NASD office in Dallas, Texas. Through these additions and through a review of our internal supervisory procedures, we believe that Tejas Securities will be better situated to address compliance matters affecting us on a going forward basis.

Net Capital Requirements

Tejas Securities is subject to SEC Rule 15c3-1, or 15c3-1, which establishes minimum net capital requirements for broker-dealers. 15c3-1 is designed to measure financial integrity and liquidity in order to assure the broker-dealer’s financial stability within the securities market. The net capital required under 15c3-1 depends in part upon the activities engaged in by the broker-dealer.

In computing net capital under 15c3-1, various adjustments are made to exclude assets not readily convertible into cash and to reduce the value of other assets, such as a broker-dealer’s position in securities. A deduction is made against the market value of the securities to reflect the possibility of a market decline prior to sale. Compliance with 15c3-1 could require intensive use of capital and could limit our ability to pay dividends to our stockholders. Failure to comply with 15c3-1 could require us to capitalize Tejas Securities with additional cash equity investments, could limit the ability of Tejas Securities to pay its debts or interest obligations and may subject Tejas Securities to certain restrictions which may be imposed by the SEC, the NASD, and other regulatory bodies. Moreover, in the event that we could not or elected not to put additional capital or otherwise bring Tejas Securities into compliance, Tejas Securities would ultimately be forced to cease operations.

At December 31, 2004, Tejas Securities elected to use the alternative method permitted by 15c3-1, which requires it to maintain minimum net capital, as defined in 15c3-1, equal to the greater of $250,000 or 2% of aggregate debit balances arising from client transactions, as defined in 15c3-1. At December 31, 2004, Tejas Securities had net capital of $3,637,595, which was $3,194,434 in excess of the minimum amount required.

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

We caution readers that any forward-looking information provided by us or on our behalf is not a guarantee of future performance. Actual results may differ materially as a result of various factors, many of which are outside of our control, including the factors discussed below, those discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosure About Market Risk,” and those discussed in our periodic reports filed with and available from the SEC.

All forward-looking statements speak only as of the date on which they are made and we undertake no obligation to update them to reflect events or circumstances occurring after the date on which they were made or to reflect the occurrence of unanticipated events.

Risks Related to Our Business

Our Ability To Retain Our Executive Management Team And To Recruit And Retain Key Employees Is Critical To The Success Of Our Business.

Our ability to successfully execute our business model depends, among other things, upon the personal reputation, judgment, business generation capabilities and project execution skills of our executive management and key employees, including, in particular, John J. Gorman, our Chairman. We depend on the personal reputations and relationships that our executives and employees have with our clients to obtain and maintain investment banking engagements and brokerage accounts. Accordingly, the retention of these executives and employees is particularly important to our future success. The departure or other loss of any such member of our executive management team or key employees, each of whom manages substantial client relationships and possesses substantial experience and expertise, could harm our ability to secure and successfully complete investment banking engagements and generate brokerage commissions.

Many of the investors in our brokerage and investment banking transactions, and many of our other clients, have retained us because of Mr. Gorman’s involvement. Consequently, if Mr. Gorman were to leave our employ for any reason, these investors and other clients may terminate their relationship with us. Such a situation would harm our business and could impair our market value.

There Is No Consistent Pattern In Our Financial Results From Quarter To Quarter And Year To Year, Which May Result In Volatility In The Value Of Our Common Stock.

We experience variations in revenues and profits during the year and from year to year. These variations can generally be attributed to:

•	fluctuations in the debt and equity markets;

•	our ability to identify investment opportunities for our trading accounts and our client’s accounts;

•	general economic and market conditions which impact the number of distressed securities opportunities that are available to us and our clients; and

•	our investment banking revenues being largely earned upon the successful completion of transactions, the timing of which is uncertain and subject to the volatility of the capital markets.

We also invest in securities for our proprietary accounts and receive securities as a portion of our fees in connection with a number of our investment banking engagements. Changes in the market prices of these securities, and changes in our estimates of market values of these securities, could result in losses to us. The fair value of these securities directly impacts our net dealer inventory and investment income in our consolidated statements of operations.

Other variable factors bearing on our revenues include fluctuations in the level of institutional brokerage transactions, variations in personnel expenses and costs incurred in pursuing investment banking and restructuring opportunities and new brokerage clients. To the extent that the market price of our common stock bears a relationship to our revenues and profits, the value of our common stock may decline because of these fluctuations.

We Invest Our Own Principal Capital In Equities And Debt Securities That Expose Us To Risk Of Capital Loss.

We use a portion of our own capital in a variety of principal investment activities, each of which involves risks of illiquidity, loss of principal and revaluation of assets. At December 31, 2004, our principal investments represented approximately $8,916,000 invested in securities that had limited marketability, and approximately $7,041,000 invested in marketable securities in long positions and approximately $91,000 invested in marketable securities in short positions. Additionally, we may on occasion concentrate our securities holdings to one or two positions based upon our research and potential for market appreciation. At December 31, 2004, approximately 68% of the market value our securities holdings were concentrated in two companies. We face the risk of greater valuation losses by not adequately diversifying our investment portfolio.

We may purchase equity securities and debt securities in companies that require additional capital to complete a capital restructuring. The distressed companies in which we invest may not be able to raise sufficient capital to complete their restructurings. Market values for some of the distressed securities may not be easily determinable depending upon the volume of securities traded on open markets, the operating status of the companies or the types of securities issued by companies. If the underlying securities of a company become illiquid, our liquidity may be affected depending on the value of the securities involved. During times of general market decline, we may experience market value losses, which ultimately affect our liquidity through our broker-dealer net capital requirements. In addition, we may decide not to liquidate our security holdings to increase cash availability if our management believes a market turnaround is likely in the near term or if our management believes the securities are undervalued in the current market.

If Institutional Investors Conduct Less Business With Us, Our Revenues May Be Harmed.

Mutual funds, hedge funds and other institutional investors purchase a significant portion of the securities offered by issuers in the private investment in public equity, or PIPE, offerings for which we act as private placement agent. Additionally, institutional investors make up a significant amount of our commission revenues. If institutional investors conduct less business with us, our revenues may suffer. Institutional investors may reduce their transaction volume with us for a number of reasons, including, among others, a decrease in the flow of funds into institutional investors, new regulations governing institutional investors, increased competition in our businesses and redeployment of institutional assets toward opportunities we do not offer.

We Specialize In A Few Discrete Sectors, And Any Downturn In Business In Those Sectors Could Adversely Affect Our Revenues.

We focus our brokerage and investment banking activities in relatively few sectors, such as wireless and wire-line telecommunications, cable, satellite, transportation, energy and municipal securities. Consequently, a general decline in the market for securities of companies within any such industry could result in fewer brokerage and investment banking opportunities for us, and could reduce our revenues. The market for securities offerings in each of the sectors in which we focus may also be subject to industry-specific risks. In the event that one or more of our core industries experiences an extended period of economic decline, the number of investment banking opportunities available to us as well as the volume of securities traded in these industries may decline. As a result, any decline in our core industry markets could result in fewer investment banking engagements for our investment banking team and a decline in the amount of commission revenues generated by our brokers.

In addition, our research coverage and brokerage activities focus primarily on distressed debt and special situation securities. A sustained period of macroeconomic growth could limit the number of distressed and special situation opportunities that our research analysts find attractive which could, in turn, reduce our brokerage activity. A material reduction of our brokerage activity would have a material adverse effect on our results of operations.

Our Business Is Highly Competitive.

All aspects of our business are highly competitive. In our investment banking activities, we compete with large Wall Street investment banks as well as regional boutique banks that offer private placement services to small- and middle-market companies. We compete for these investment banking transactions on the basis of our relationships with the issuers and potential investors, our experience in the industry and transactional fees. In our general brokerage activities, we compete directly with numerous other broker-dealers, many of which are large well-known firms with substantially greater financial and personnel resources. We compete for brokerage transactions on the basis of our research ideas, our experience in the industry, our ability to execute transactions and the strength of our relationships with our clients. Many of our competitors for brokerage service and investment banking transactions employ extensive advertising and actively solicit potential clients in order to increase business. In addition, brokerage firms compete by furnishing investment research publications to existing clients, the quality and breadth of which are considered important in the development of new business and the retention of existing clients. We also compete with a number of smaller regional brokerage firms in Texas and the southwestern United States.

The securities industry has become considerably more concentrated and more competitive since we were founded, as numerous securities firms have either ceased operations or have been acquired by or merged into other firms. In addition, companies not engaged primarily in the securities business, but with substantial financial resources, have acquired leading securities firms. These developments have increased competition from firms with greater capital resources than ours.

Since the adoption of the Gramm-Leach-Bliley Act of 1999, commercial banks and thrift institutions have been able to engage in traditional brokerage and investment banking services, thus increasing competition in the securities industry and potentially increasing the rate of consolidation in the securities industry.

We also compete with other securities firms for successful sales representatives, securities traders, securities analysts and investment bankers. Competition for qualified employees in the financial services industry is intense. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees. If any of our executive management team members or key employees were to leave our firm to join an existing competitor or to form a competing company, some of our clients could choose to use the services of that competitor instead of our services. There is no guarantee that the compensation arrangements we have entered into with the members of our executive management team and key employees will prevent them from resigning to join our competitors or that the non-competition agreements would be upheld if we were to seek to enforce our rights under those agreements.

Any material change in our competitors’ business practices may place us at a competitive disadvantage and could impair our ability to generate fees and commissions at an effective level, reduce our market share for investment banking or brokerage services and negatively affect our ability to hire and retain superior personnel.

We Are Subject To Market Forces Beyond Our Control.

We, like other securities firms, are directly affected by economic and political conditions, broad trends in business and finance and changes in volume and price levels of securities transactions. In recent years, the U.S. securities markets have experienced significant volatility. Over the past few years, the stock markets have suffered major declines and advances that have increased the volatility of our revenues. If our trading volume decreases, our revenues resulting from trading commissions will decline. Also, when trading volume is low, our profitability is adversely affected because our overhead remains relatively fixed, despite lower compensation costs associated with commission revenues. Severe market fluctuations in the future could have a material adverse effect on our business, financial condition and operating results.

Failure Of Third-Party Vendors To Provide Critical Services Could Harm Our Business.

We rely on a number of third parties to assist in the processing of our transactions, including online and internet service providers, our clearing organization, market data providers such as Bloomberg and Reuters, and market makers. We have no control over these third party service providers. As our business grows, we cannot assure you that the technology and services we require from third parties will be available. While we have had only short intermittent disruptions in service from these providers historically, any more significant problems caused by these third parties, including their not providing services for any reason for significant periods or their performing their services poorly, could have a material adverse effect on our business, financial condition and operating results and could cause us to be unable to timely and accurately process our clients’ transactions or maintain complete and accurate records of such transactions.

Credit Risk Exposes Us To Losses Caused By Financial Or Other Problems Experienced By Third Parties.

Credit risk in our business arises principally from our trading and market-making activities. Credit risk refers to the risk that third parties that owe us money, securities or other assets will not perform their obligations, such as delivering securities or payments. These third parties include our trading counterparties, clients, clearing agents, exchanges, clearing houses and other financial intermediaries as well as issuers whose securities we hold. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Credit risk may arise, for example, from our holding securities of third parties, executing securities trades that fail to settle at the required time due to non-delivery by the counterparty or systems failure by clearing agents, exchanges, clearing houses or other financial intermediaries, and extending credit to our clients through bridge or margin loans or other arrangements. In the event that our clients or counterparties default on their obligations to us, we, in turn, may not be able to fulfill our obligations to others. Any default by us on our obligations to others may harm our business.

Further, our clients sometimes purchase securities on margin through our clearing organization. We are therefore subject to risks inherent in extending credit. This risk is especially great when the market is rapidly declining. In such a decline, the value of the collateral securing the margin loans could fall below the amount of a client’s indebtedness. Specific regulatory guidelines mandate the amount that can be loaned against various security types. If clients fail to honor their commitments, the clearing organization would sell the securities held as collateral. If the value of the collateral were insufficient to repay the loan, a loss would occur, which we may be required to fund. We have also experienced insignificant losses due to client fraud. Any material losses from client failures, including fraud, could have a material adverse effect on our cash flow from operations.

We Are Subject To Strict Government Regulation And The Failure To Comply Could Result In Disciplinary Actions.

The securities industry in the United States is subject to extensive regulation under both federal and state laws. Broker-dealers and investment advisors are subject to regulations covering all aspects of their business. Our business and industry have changed substantially since we began offering brokerage services, and we expect the pace of change in the brokerage industry to continue. Recently, the brokerage industry has experienced a great deal of negative exposure due to insider trading, research improprieties, mutual fund trading improprieties and a lack of investor confidence in the industry as a whole. As a result, regulatory agencies and the U.S. government have intervened in an attempt to resolve these various issues. The demands placed upon our personnel and financial resources may be too significant for us to quickly adapt to a changing environment and may impact our ability to provide our current services or to expand our services.

The Securities and Exchange Commission, or SEC, the National Association of Securities Dealers, or NASD, the Board of Governors of the Federal Reserve System, the various stock exchanges and other self-regulatory organizations and state securities commissions can censure, fine, issue cease-and-desist orders or suspend or expel a broker-dealer or any of its officers or employees. Our ability to comply with all applicable laws and rules is largely dependent on our establishment and maintenance of a system to ensure compliance with these laws and rules, as well as our ability to attract and retain qualified compliance personnel.

The NASD, in particular, extensively regulates our activities. The NASD can impose certain penalties for violations of its advertising regulations, including censures or fines, suspension of all advertising, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer or any of its officers or employees. In addition to certain immaterial corrective actions required of us by the NASD in connection with its routine annual examinations of our books and records, including trading records, we were recently fined $55,000 by the NASD and our former compliance officer received a 30-day suspension from the NASD for trading prior to the issuance of a research report and we agreed to hire a consultant to help improve our compliance policies. In connection with a previous audit by the NASD, our chief financial officer and our former compliance officer each received a 10-day suspension relating to self-clearing of securities sold by us. We could be subject to additional disciplinary or other actions due to claimed noncompliance in the future, which could have a material adverse effect on our business, financial condition and operating results.

In addition, our operations and profitability may be affected by additional legislation, changes in rules promulgated by the SEC, NASD, the Board of Governors of the Federal Reserve System, the various stock exchanges and other self-regulatory organizations, and state securities commissions, or changes in the interpretation or enforcement of existing laws and rules including, but not limited to, existing regulations which restrict communications between our research analysts and our other departments. We cannot assure you that such future regulations will not require us to implement additional compliance policies and that such policies will not materially increase our compliance expenses.

Employee Misconduct Could Harm Our Businesses And Is Difficult To Detect And Deter.

There have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry in recent years and we run the risk that employee misconduct could occur at our company. Misconduct by employees could include binding us to transactions that exceed authorized limits or present unacceptable risk, or hiding from us unauthorized or unsuccessful activities, which, in either case, may result in unknown and unmanaged risks or losses. Misconduct by employees could also involve the improper use or disclosure of confidential information, which could result in regulatory sanctions and serious harm to our reputation or financial condition. Our investment banking business often requires that we observe confidences of the greatest significance to our clients, improper use of which may harm our clients and violate the terms of our agreements with our clients. Any breach of our clients’ confidences may impair our ability to attract and retain investment banking clients. It is not always possible to deter employee misconduct, and the precautions that we take to detect and prevent this activity may not be effective in all cases.

We Are Subject to Increased Use of Legal Proceedings, Which May Negatively Impact Our Business.

Substantial legal liability or a significant regulatory action against us could have a material adverse financial effect or cause significant harm to our reputation, which in turn could harm our business prospects. Participants in the securities industry have faced increasing litigation and arbitration based on a number of legal theories. Investors in the United States have been subjected to corporate fraud and bankruptcies, volatile investment markets, biased investor research, mutual fund trading irregularities and other negative images of the investment securities industry. As a result of these incidents in the securities industry, many investors have experienced significant losses in personal wealth. As a broker-dealer, we are exposed to client lawsuits and arbitration should an investor lose money in an investment that we may recommend. In July 2004, we settled a client complaint related to previous investment losses incurred by the client for $185,000.

We face significant legal risks in our businesses, and the volume and amount of damages claimed in litigation, arbitrations, regulatory enforcement actions and other adversarial proceedings against financial services firms are increasing. These risks include potential liability under securities and other laws for materially false or misleading statements made in connection with securities or other transactions, potential liability for the fairness opinions and other advice we provide to participants in corporate transactions and disputes over the terms and conditions of complex trading arrangements.

We are also subject to claims arising from disputes with employees under various circumstances; these risks may be difficult to assess or quantify and their existence and magnitude may remain unknown for substantial periods of time. In addition, legal or regulatory matters involving our directors, officers or employees in their individual capacities may create exposure for us because we may be obligated or may choose to indemnify the affected individuals against liabilities and expenses they incur in connection with such matters to the extent permitted under applicable law.

We Must Maintain Certain Net Capital Requirements That Could Slow Our Expansion Plans Or Prevent Payments Of Dividends.

The SEC, NASD and various other regulatory agencies have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers. Net capital is the net worth of a broker or dealer (assets minus liabilities), less deductions for certain types of assets. If we fail to maintain the required net capital, we may be subject to suspension or revocation of registration by the SEC and suspension or expulsion by the NASD, and could ultimately lead to our liquidation. If such net capital rules are changed or expanded, or if there is an unusually large charge against net capital, our operations that require the intensive use of capital, such as our ability to purchase investment securities and conduct underwriting activities, would be limited. Such operations may include trading activities and the financing of client account balances. Also, our ability to pay dividends, repay debt and redeem or purchase shares of our outstanding stock could be severely restricted. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our present levels of business.

We May Experience Reduced Revenues Due To Declining Market Volume, Securities Prices And Liquidity, Which Can Also Cause Counterparties To Fail To Perform.

Our revenues may decrease in the event of a decline in the market volume of securities transactions, securities prices or liquidity of the securities for which we make a market. Declines in the volume of securities transactions and in market liquidity generally result in lower revenues from trading activities and commission. Lower price levels of securities may also result in a reduction in our revenues from corporate finance fees, as well as losses from declines in the market value of securities held by us in our trading accounts. Sudden sharp declines in market values of securities can result in illiquid markets and the failure of counterparties to perform their obligations, as well as increases in claims and litigation, including arbitration claims from clients. In such markets, we may incur reduced revenues or losses in our principal trading, market-making, investment banking and advisory services activities.

Our Trading Systems May Fail, Resulting In Service Interruptions.

We receive and process trade orders through internal trading software and touch-tone telephones, and we depend heavily on the integrity of the electronic systems supporting this type of trading. Heavy stress placed on our systems during peak trading times could cause our systems to operate too slowly or fail. If our systems or any other systems in the trading process slow down significantly or fail even for a short time, our clients would suffer delays in trading, potentially causing substantial losses and possibly subjecting us to claims for such losses or to litigation claiming fraud or negligence. During a system failure, we may be able to take orders by telephone; however, only associates with a securities broker’s license can accept telephone orders, and an adequate number of associates may not be available to take client calls in the event of a system failure. In addition, a hardware or software failure, power or telecommunications interruption or natural disaster could cause a system failure. Any systems failure that interrupts our operations could result in our losing clients or being subject to lawsuits resulting from such system failures.

Lack Of Liquidity At Our Clearing Organization May Impair Our Business.

We utilize our equity in securities owned at our clearing organization to facilitate the purchase of additional securities for trading purposes. The value of the equity at the clearing organization is primarily affected by realized trading gains and losses, unrealized gains and losses, the purchase and sale of accrued interest on debt securities, and cash withdrawals and deposits at the clearing organization. As a result of this activity, including the purchase and sale of securities, we may have either a receivable or payable balance to the clearing organization. In the event that we have a payable balance to the clearing organization, we may be restricted in our ability to withdraw funds from the clearing organization to cover routine operating expenses. Additionally, if the value of the equity at the clearing organization is insufficient to cover the margin requirements on the value of the securities borrowed, we may be required to either liquidate our holdings at the clearing organization or provide additional funds to cover margin requirements. As of December 31, 2004, we had a receivable balance due from our clearing organization of $3,737,741.

No Active Public Market For Our Common Stock Currently Exists And None May Develop.

An active public market for our common stock does not currently exist. Our common stock is currently offered on the OTC Bulletin Board and is subject to increased volatility due to the lack of trading volume and liquidity for potential investors.

Although we have applied for the listing of our common stock on the NASDAQ SmallCap Market, there can be no guarantee that our application will be accepted or that if our application is accepted, we will experience any increase in our liquidity.

Our Common Stock Price May Be Volatile, Which Would Adversely Affect The Value Of Your Shares.

The market price of our common stock has in the past been, and may be in the future continue to be, volatile. A variety of events may cause the market price of our common stock to fluctuate significantly, including:

•	variations in quarterly operating results;

•	our announcements of significant contracts, milestones, acquisitions;

•	our relationships with other companies;

•	our ability to obtain needed capital commitments;

•	additions or departures of key personnel;

•	sales of common stock, conversion of securities convertible into common stock, exercise of options and warrants to purchase common stock or termination of stock transfer restrictions;

•	general economic conditions, including conditions in the securities brokerage and investment banking markets;

•	changes in financial estimates by securities analysts; and

•	fluctuation in stock market price and volume.

Many of these factors are beyond our control. Any one of the factors noted herein could have an adverse effect on the value of our common stock.

In addition, the stock market in recent years has experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many companies and that often have been unrelated to the operating performance of such companies. These market fluctuations have adversely impacted the price of our common stock in the past and may do so in the future.

We Do Not Expect To Pay Cash Dividends On Our Common Stock For The Foreseeable Future.

We have never paid cash dividends on our common stock and do not anticipate that any cash dividends will be paid on the common stock for the foreseeable future. The payment of any cash dividend by us will be at the discretion of our board of directors and will depend on, among other things, our earnings, capital, regulatory requirements and financial condition. The terms of any future indebtedness of Tejas Securities may restrict Tejas Securities’ ability to distribute earnings or to make payments to us.

Future Sales Of Our Common Stock Could Adversely Affect Its Price

Sales of substantial amounts of common stock, or the perception that such sales could occur, could adversely affect the prevailing market price of the common stock and our ability to raise capital. We may issue additional common stock in future financing transactions or as incentive compensation for our executive management and other key personnel, consultants and advisors. Issuing any equity securities would be dilutive to the equity interests represented by our then-outstanding shares of common stock. The market price for our common stock could decrease as the market takes into account the dilutive effect of any of these issuances.

Finally, if we file a registration statement to raise additional capital, some of our existing stockholders hold piggyback registration rights that, if exercised, will require us to include their shares in the registration statement, which could adversely affect our ability to raise needed capital.

Our Chairman Will Have Significant Influence Over Matters Requiring Stockholder Or Board Approval.

As of February 28, 2005, our Chairman, John J. Gorman, beneficially owned or controlled approximately 38.5% of our outstanding common stock. Accordingly, Mr. Gorman will have substantial influence over the outcome of corporate actions requiring director or stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. Mr. Gorman may also delay or prevent a change of control of us, even if such change of control would benefit our other stockholders.

Our By-Laws Could Make It More Difficult For A Third Party To Acquire Us.

Our by-laws are designed to make it difficult for a third party to acquire control of us, even if a change of control would be beneficial to stockholders. Our by-laws do not permit any person other than the board of directors or certain executive officers to call special meetings of the stockholders. In addition, we must receive a stockholders’ proposal for an annual meeting within a specified period for that proposal to be included on the agenda. Because stockholders do not have the power to call meetings and are subject to timing requirements in submitting stockholder proposals for consideration at an annual or special meeting, any third-party takeover not supported by the board of directors would be subject to significant delays and difficulties.

Investments By Our Executive Officers And Employees May Conflict With The Interests Of Holders Of Our Securities.

From time to time, we may invest in private or public companies in which our executive officers are also investors or for which we provide investment banking services, publish research or act as a market maker. In 1999 and 2000, we managed an investment vehicle called TSG Internet Fund I, in which our employees were permitted to become investors. We have not organized any other such investment vehicle, though we may do so in the future. There is a risk that, as a result of such investment or profit interest, our officers or employees may take actions that conflict with the best interests of us or the holders of our common stock.

EXECUTIVE OFFICERS OF THE REGISTRANT.

The following information sets forth certain information with respect to our executive officers. Their respective backgrounds are described below.

Name	Age	Position
John J. Gorman	44	Director and Chairman
Mark M. Salter	45	Chief Executive Officer
Kurt J. Rechner	44	President, Chief Operating Officer and Secretary
John F. Garber	35	Chief Financial Officer and Treasurer

     John J. Gorman. Mr. Gorman became our Chairman of the board of directors in August 1999. He was our Chief Executive Officer from August 1999 through June 2004. He has been the Chairman of Tejas Securities since July 1997. Mr. Gorman has over 18 years of experience in the brokerage industry. Mr. Gorman became a principal of Tejas Securities on April 18, 1995. From 1988 until joining Tejas Securities, Mr. Gorman worked at APS Financial Inc., a broker-dealer in Austin, Texas, as a Senior Vice President. Mr. Gorman served primarily in a broker capacity at APS Financial Inc. Mr. Gorman has held positions at APS Financial Inc., Landmark Group, Shearson Lehman and Dean Witter. Mr. Gorman is the nephew of Charles H. Mayer and is the son-in-law of William A. Inglehart, both members of our board of directors. Mr. Gorman received his B.B.A. from Southern Methodist University in 1983.

     Mark M. Salter. Mr. Salter became our Chief Executive Officer and Director of Sales and Trading in June 2004. Prior to that, Mr. Salter managed the investment grade, government and mortgage-backed bond area for us since May 2000. Mr. Salter joined us from Amherst Securities where he was Director of Fixed Income Securities from October 1995 to May 2000. Mr. Salter has been in the securities industry since 1981 and has been involved in fixed income sales and trading for over 21 years. Mr. Salter holds a B.A. in Economics from York University in Toronto, Canada.

     Kurt J. Rechner, CPA, CFA. Mr. Rechner became our President and Chief Operating Officer in June 2004, our Treasurer in September 2000 and our Secretary in September 2002. Prior to that, Mr. Rechner was our Chief Financial Officer from January 2000 to June 2004. Mr. Rechner has spent the past 21 years in the financial services industry. Prior to joining us, Mr. Rechner was employed from 1997 through 1999 as an Executive Vice President, Finance & Operations, CFO for Xerox Federal Credit Union. From May 1995 to 1997, Mr. Rechner was the Chief Executive Officer for Prism Capital Management, LLC, which managed a global fixed income hedge fund. From 1990 through May 1995, Mr. Rechner was the Senior Vice President of Accounting and Finance for Security Service Federal Credit Union. Mr. Rechner earned a B.S. in Business Administration from the University of Illinois in 1984 and an M.B.A. from Trinity University in 1985. Mr. Rechner also holds the professional designations of Certified Public Accountant and Chartered Financial Analyst.

     John F. Garber, CPA. Mr. Garber became our Chief Financial Officer in June 2004 and our Treasurer in February 2005. Prior to that, Mr. Garber served as our Director of Finance since August 1999. Mr. Garber joined Tejas Securities in October 1998 as Director of Finance. From April 1998 until joining Tejas Securities, Mr. Garber was employed as the Controller for Loewenbaum & Co. Inc., an Austin based broker-dealer. Prior to joining Loewenbaum & Co., Inc., he was employed by KPMG LLP from 1995 to 1998 as a supervising auditor in the financial assurance department. Mr. Garber graduated from the University of Florida in 1992 with a B.S. and B.A. in Finance. Mr. Garber holds the professional designation of Certified Public Accountant. In 2003, Mr. Garber received a 10-day suspension from the NASD relating to self-clearing securities sold by us.

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

ITEM 2. PROPERTIES

Our headquarters are located at 2700 Via Fortuna, Suite 400, Austin, Texas. We lease space for our offices in Austin, Texas, and Tinton Falls, New Jersey, which consist of approximately 24,700 square feet and 1,900 square feet, respectively. Future commitments associated with the leases are included in Note 17 to the Consolidated Financial Statements. These leases are for terms of four years and five years, respectively, and contain renewal options. We subleased approximately 40% of our space in the Austin location during 2003 and 2004.

On October 15, 2004, we entered into a purchase agreement with Charles H. Mayer, a member of our board of directors, whereby Mr. Mayer would purchase our New Jersey operations by December 31, 2004. Mr. Mayer has exercised his right to extend the purchase date to June 30, 2005, subject to the payment to us of the $10,000 option exercise price. As part of our agreement with Mr. Mayer, his company, Seton Securities, Inc., entered into a sublease agreement with us for the New Jersey office space for the remaining lease term. The sublease agreement will take effect upon closing the purchase agreement.

On February 22, 2005, we purchased an office building through our newly formed wholly-owned subsidiary, TI Building Partnership, Ltd. We plan on relocating our Austin, Texas headquarters during 2005 to the new Austin location. The office building was purchased at a price of approximately $3,470,000, with $2,200,000 being financed through Community Credit Union. Pursuant to the terms of a promissory note, this borrowing accrues interest at a rate of 5.75% per annum, with monthly installments of $13,840 through February 2011, at which time the outstanding principal and accrued interest shall be due and payable.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than litigation incidental to our business, which the Company believes will not have a material adverse affect, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

RECENT STOCK PRICES

Our common stock trades under the symbol “TEJS” on the OTC Bulletin Board. The trading does not constitute a well-established public trading market for our common stock. As of February 28, 2005 there were approximately 470 holders of record of our common stock.

The following table sets forth for the periods indicated the high and low bid prices at closing for our common stock for the periods indicated for 2003 and 2004 as reported on the OTC Bulletin Board by Bloomberg LP. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	High	Low
2004 Price Range
First Quarter	$2.50	$2.00
Second Quarter	5.00	2.00
Third Quarter	9.00	5.00
Fourth Quarter	18.00	8.00
2003 Price Range
First Quarter	$0.63	$0.63
Second Quarter	0.63	0.63
Third Quarter	3.00	0.63
Fourth Quarter	1.98	1.98

DIVIDEND POLICY

We have never paid cash dividends and have no present plan to pay any such dividends. Currently, we intend to reinvest our earnings in order to facilitate expansion. On November 8, 2004, our board of directors declared a two-for-one stock dividend, which was paid on November 22, 2004. Any future dividends will be decided by our board of directors and will be based upon our future earnings, financial condition and capital requirements.

RECENT SALES OF UNREGISTERED STOCK

None.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated financial data for the years ended December 31, 2000 and 2001 are derived from our audited consolidated financial statements and notes to the consolidated financial statements, and are not included in this Form 10-K. The selected consolidated financial data for the years ended December 31, 2002, 2003 and 2004 are derived from our audited consolidated financial statements and notes to the consolidated financial statements, which are included elsewhere in this Form 10-K. Historical financial results may not be indicative of our future performance and interim results may not be reflective of the results for the fiscal year.

		AS OF AND FOR THE YEAR ENDED DECEMBER 31,
	2004	2003	2002	2001	2000
STATEMENT OF OPERATIONS DATA:
Commissions	$20,945,763	$29,260,473	$19,467,276	$25,615,989	$16,818,686
Underwriting and investment banking income	18,339,975	72,799	335,663	316,927	1,831,326
Net dealer inventory and investment income (loss)	9,087,139	(2,793,103)	1,296,933	(630,687)	(4,076,629)
Other income	307,419	43,591	135,055	25,920	135,902

Total revenues	48,680,296	26,583,760	21,234,927	25,328,149	14,709,285

Commissions, employee compensation and benefits	23,140,948	19,140,520	15,667,467	18,666,284	13,954,116
Clearing and floor brokerage	652,037	589,913	412,657	412,819	965,889
Communications and occupancy	1,903,404	2,100,250	1,631,136	1,645,693	2,033,463
Professional fees	7,874,990	949,313	704,718	1,169,474	1,868,244
Other	3,042,605	2,274,380	2,230,697	2,124,197	2,751,235

Total expenses	36,613,984	25,054,376	20,646,675	24,018,467	21,572,947

Income (loss) before income taxes and minority interest	12,066,312	1,529,384	588,252	1,309,682	(6,863,662)
Income tax expense (benefit)	4,784,908	682,254	298,200	495,474	(2,214,012)
Minority interest	0	0	0	(18,814)	(650,510)

Net income (loss)	$7,281,404	$847,130	$290,052	$833,022	$(3,999,140)

Earnings (loss) per share:
Basic	$2.41	$0.28	$0.10	$0.31	$(1.58)

Diluted	$2.07	$0.27	$0.10	$0.26	$(1.58)

Weighted average shares outstanding:
Basic	3,025,048	3,024,048	3,024,048	2,696,194	2,523,442

Diluted	3,540,392	3,127,752	3,051,406	3,092,224	2,523,442

STATEMENT OF FINANCIAL CONDITION DATA:
Cash and cash equivalents	$1,959,719	$551,857	$750,746	$547,761	$482,562
Deposit with clearing organization	0	0	0	260,471	250,000
Receivable from clearing organization	3,737,741	0	0	1,905,338	735,616
Securities owned	15,956,971	5,601,782	5,985,305	3,011,667	2,433,022
Other investment	0	1,155,000	1,250,000	0	0
Property and equipment	265,238	329,651	333,800	478,086	540,477
Other assets	603,187	718,163	955,087	1,037,185	2,857,482

Total assets	$22,522,856	$8,356,453	$9,274,938	$7,240,508	$7,299,159

Accounts payable, accrued expenses and other liabilities	$8,986,909	$2,376,535	$2,380,552	$3,183,904	$1,869,821
Securities sold, not yet purchased	90,838	221,279	985,210	332,581	446,078
Payable to clearing organization	0	742,334	971,651	0	456,660
Notes payable	2,800,000	1,655,100	2,423,450	500,000	2,250,000
Subordinated debt	0	0	0	1,000,000	1,000,000

Total liabilities	11,877,747	4,995,248	6,760,863	5,016,485	6,022,559

Minority interest	0	0	0	0	377,382
Total stockholders’ equity	10,645,109	3,361,205	2,514,075	2,224,023	899,218

Total liabilities and stockholders’ equity	$22,522,856	$8,356,453	$9,274,938	$7,240,508	$7,299,159

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

We are a full service brokerage and investment banking firm that focuses on the following:

•	proprietary research on distressed debt and special situation securities;

•	trading and other brokerage services to value-based institutional and retail investors active in fixed income and equity instruments; and

•	corporate finance and strategic advisory services to middle-market companies within our target industries.

The cornerstone of our business is our research coverage. Currently, our research department consists of analysts with expertise in distressed debt and special situation securities. The analyst group has a background in analyzing many industries, but primarily focuses on wireless and wire-line telecommunications, cable, satellite, transportation, energy, and municipal securities. We anticipate that we will continue to devote a substantial portion of our resources to support and grow our research department.

We conduct our business through two operating segments: our full service brokerage segment and our investment banking segment. Our brokerage segment, which includes all trading for our clients and for our own proprietary account as well as our inventory positions and market making activities, is categorized as a separate business segment from investment banking because these aforementioned activities are all interrelated and service a different client base. Investment banking requires a different skill set and knowledge base and engagements are with the issuers, not the investors. Each segment reports to a different individual on the management team in order to maintain the necessary regulatory separation.

Brokerage Services

We provide brokerage services to approximately 500 institutional clients and a network of retail clients. The majority of our brokerage revenues are derived from research driven recommendations. For the fiscal years ended December 31, 2004, 2003 and 2002, our full service brokerage segment contributed to our total revenues $30,340,321, $26,510,961 and $20,899,264, respectively.

Investment Banking

In 2004, we began to focus more attention on our investment banking efforts, particularly in assisting public companies raise capital. For the fiscal years ended December 31, 2004, 2003 and 2002, our investment banking segment contributed to our total revenues $18,339,975, $72,799 and $335,663, respectively.

Recent Developments

On October 15, 2004, we entered into a purchase agreement with Charles H. Mayer, a member of our board of directors, whereby Mr. Mayer would purchase our New Jersey operations by December 31, 2004, subject to Mr. Mayer’s option to extend the closing deadline for six months in exchange for a one-time payment to us of $10,000. Mr. Mayer has exercised his right to extend the purchase date to June 30, 2005, subject to the payment to us of the $10,000 option exercise price. As part of our agreement with Mr. Mayer, his company, Seton Securities, Inc., entered into a sublease agreement with us for the New Jersey office space for the remaining lease term. The sublease agreement will take effect upon closing the purchase agreement. The sale is for nominal consideration. Our New Jersey operations generated approximately $1,272,000 in gross revenues for the year ended December 31, 2004 and approximately $1,017,000 in gross revenues for the year ended December 31, 2003. Income (loss) before income tax expense for our New

Jersey operations was approximately $171,000 for the year ended December 31, 2004 and $(42,000) for the year ended December 31, 2003. Further, as a result of the sale of our New Jersey operations to Mr. Mayer, we expect our market making activity to decline. Currently, our Austin operations make markets for approximately 35 public companies whose stocks are traded on the Nasdaq Stock Market. By contrast, our New Jersey operations make markets for approximately 139 companies whose stocks are traded on the Nasdaq Stock Market. We also anticipate that our related expenses, such as clearing and floor brokerage expenses, will decline.

On February 3, 2005, we issued 1,600,000 shares of our common stock through a public offering. As a result of this offering, we received approximately $23,629,000 in net proceeds. On February 25, 2005, the underwriter for the offering, C.E. Unterberg, Towbin, exercised their option to purchase an additional 60,000 shares of our common stock. As a result of the option exercise, we received approximately $888,000 in additional net proceeds.

On February 10, 2005, we repaid the remaining balance of $1,730,000, plus interest, from the February 2004 term loan agreement with First United Bank with proceeds from the February 3, 2005 public offering.

On February 22, 2005, we purchased an office building through our newly formed wholly-owned subsidiary, TI Building Partnership, Ltd. We plan on relocating our Austin, Texas headquarters during 2005 to the new Austin location. The office building was purchased at a price of approximately $3,470,000, with $2,200,000 being financed through Community Credit Union, or CCU. Pursuant to the terms of a promissory note, this borrowing accrues interest at a rate of 5.75% per annum, with monthly installments of $13,840 through February 2011, at which time the outstanding principal and accrued interest shall be due and payable. In connection with this acquisition, John J. Gorman, our Chairman of the Board, agreed to (1) indemnify CCU against any losses incurred by CCU as a result of any violations of environmental laws or certain building laws related to such real property and (2) provide a limited guarantee of our performance under certain provisions of the deed of trust entered into in connection with such financing.

Business Environment

Performance in the financial services industry is highly correlated to the overall strength of the economy and financial market activity. Our profitability is sensitive to a variety of factors, including interest rate trends, the performance of public equity markets and the demand for investment banking services.

Overall market conditions have been and may continue to be affected by political events, legislative and regulatory developments and related changes in investor sentiments. Some of the more recent uncertainties that have affected overall market conditions are terrorist acts, geo-political events and corporate accounting restatements. These factors, which are unpredictable and beyond our control, may cause our earnings to fluctuate from period to period.

Critical Accounting Policies and Estimates

We have identified the policies and estimates set forth below as critical to our operations and the understanding of our results of operations.

Revenue Recognition

Agency commission revenues and related expenses from customer security transactions are recorded on a trade date basis. Customer security transactions that are executed through our proprietary trading account are recorded on a trade date basis as principal commission revenues. The related expenses are also recorded on a trade date basis.

Net dealer inventory and investment income (loss) results from securities transactions entered into for our account. Net dealer inventory and investment income (loss) includes both realized and unrealized gains and losses, which are recorded on a trade date basis.

We do not carry or clear customer accounts, and all customer transactions are executed and cleared with other brokers on a fully disclosed basis. These brokers have agreed to maintain such records of the transaction effected and cleared in the customers’ accounts as are customarily made and kept by a clearing broker pursuant to the requirements of Rules 17a-3 and 17a-4 of the Securities Exchange Act of 1934, as amended, and to perform all services customarily incident thereto.

Fair Value of Securities

We routinely purchase and sell securities for our proprietary accounts and our clients, including employees. Financial securities used in our trading activities are recorded at fair value, with unrealized gains and losses reflected in investment income. Securities with readily determinable market values are based on quoted market prices. Many of the securities held are those of distressed companies in which there may be limited market activity. The value of securities with limited market activity for which quoted market values are not readily determinable are based on our management’s best estimate, which may include dealer price quotations and price quotations for similar instruments traded. In addition, changes in the market prices of securities (and changes in our estimates of market values of securities) could result in losses to us. The fair value of securities directly impacts our net dealer inventory and investment income in our consolidated statements of operations, included elsewhere in this Form 10-K.

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

Components of Revenues

We have two reportable segments: brokerage services and investment banking. Our brokerage services segment includes revenues from principal and agency commissions, net dealer inventory and investment income, and other income. Commission revenues include sales commissions and gross credits earned from executing trades for institutional and retail clients. Net dealer inventory and investment income includes realized and unrealized gains and losses on securities transactions held for our own account, including income on securities held as available for sale. Interest income and expenses associated with securities held by us are also included in net dealer inventory and investment income. Other income includes revenues associated with the sale of proprietary research and other miscellaneous receipts. Underwriting and investment banking revenues are fees from acting as a placement agent for private offerings and retainer fees.

Components of our revenues may experience volatility associated with the overall economy and based on the types of securities that we hold. The securities that we typically trade and invest in include distressed debt and special situation securities in the wireless and wire-line telecommunications, cable, satellite, transportation and energy industries, as well as government and mortgage-backed securities and municipal securities. Distressed securities market opportunities have historically increased in volume during times of economic turmoil and during times of increasing interest rates. As companies become over-leveraged or have declining business prospects, the level of corporate bankruptcies and restructurings increases, resulting in our being able to identify a greater number of investment opportunities. While it is during these times that these opportunities have led to increased distressed and special situation commissions, our equity trading business is negatively impacted by the less robust economic environment. We tend to see increases in the level of investments in government and mortgage-backed securities, as well as high-grade municipal securities, during times of decreasing interest rates as investors try to capture high long-term rates. As the economy recovers, a number of our clients generally begin to allocate more funds to distressed securities in the hope that the underlying companies will restructure or emerge from bankruptcy with reduced debt and increased business prospects; however, the number of distressed and special situation opportunities decreases as the economic environment improves. Our equity trading commissions are closely tied to the performance of the overall equity markets and thus increase during times of economic recovery. Our retail clients begin to invest with more regularity during economic growth periods. Investment banking revenues are directly related to the overall business environment and fluctuate accordingly.

Components of Expenses

Commissions, employee compensation and benefits includes base salaries, incentive compensation, sales commissions, forgiven employee debt, payroll taxes, health insurance and related benefit expenses. Salaries, payroll taxes and employee benefits are relatively fixed in nature. Sales commissions and incentive compensation vary based upon revenue production.

Clearing and floor brokerage expense includes processing costs associated with executing trades through our clearing organization and execution fees that we pay to floor brokers and electronic communication networks. We are an introducing broker-dealer that has engaged a third party clearing organization to perform all of our clearing functions. The clearing organization processes and settles our client and our proprietary transactions and maintains the detailed transaction records. The expenses paid to our clearing organization as well as floor brokers and electronic communication networks vary with the volume of transactions and commissions we generate.

Communications and occupancy charges include rent, telecommunication costs, expenses associated with news retrieval and price quotation services. These expenses are fixed in nature and are typically associated with contracts exceeding one year in duration.

Professional fees include legal fees, accounting fees, consulting fees and expenses related to investment banking transactions. These fees vary depending upon the level of our revenue generating activities.

Other expenses include fixed asset rentals, insurance, depreciation, office supplies and travel and entertainment. The costs associated with fixed assets, insurance and office supplies tend to be fixed in nature. Travel and entertainment expenses are variable in nature, and are often based upon revenue production.

Our effective tax rate tends to differ from the federal statutory rate as a result of estimated state franchise taxes and non-refundable expenses. We tend to incur non-deductible expenses in the course of our operating activities, particularly with respect to our investment banking activities, including meal and entertainment expenses. As our investment banking activities increase, our non-deductible expenses may increase as well. In addition, any fines levied against us by the NASD or other regulatory organizations are also non-deductible.

Results of Operations

Fiscal Year Ended December 31, 2004, 2003 and 2002

Total Revenues

Our total revenues were $48,680,2956 for the year ended December 31, 2004, which was an increase of $22,096,536 or 83% from $26,583,760 for the year ended December 31, 2003. Total revenues for the year ended December 31, 2003 increased $5,348,833 or 25% from $21,234,927 for the year ended December 31, 2002.

Commission revenues were $20,945,763 for the year ended December 31, 2004, which was a decrease of $8,314,710 from $29,260,473 for the year ended December 31, 2003. Commission revenues for the year ended December 31, 2003 increased $9,793,197 from $19,467,276 for the year ended December 31, 2002. The decrease during 2004 resulted primarily from a decrease in distressed securities commissions and government agency securities commissions. As interest rates have remained low in the United States and the general economy has improved, we have identified fewer attractive distressed situations and, as a result, our commission revenues have decreased. The increase during 2003 was due to increased equity and debt valuations in the business sectors we routinely follow, which generated increased opportunities for client trading activities and our related commissions. Commission revenues decreased to 43.0% of total revenues for the year ended December 31, 2004 and increased to 110.1% of total revenues for the year ended December 31, 2003 from 91.7% of total revenues for the year ended December 31, 2002.

Underwriting and investment banking revenues were $18,339,975 for the year ended December 31, 2004, which was an increase of $18,267,176 from $72,799 for the year ended December 31, 2003. Underwriting and investment banking revenues for the year ended December 31, 2003 decreased $262,864 from $335,663 for the year ended December 31, 2002. The increase during 2004 was due to the receipt of fees paid upon the completion of seven private placements for which we acted as placement agent. The decrease during 2003 resulted from our not receiving any success fees on investment banking engagements. Underwriting and investment banking revenues increased to 37.7% of total revenues for the year ended December 31, 2004 and decreased to 0.3% of total revenues for the year ended December 31, 2003 from 1.6% of total revenues for the year ended December 31, 2002.

Net dealer inventory and investment income (loss) was $9,087,139 for the year ended December 31, 2004, which was an increase of $11,880,242 from $(2,793,103) for the year ended December 31, 2003. Net dealer inventory and investment income (loss) for the year ended December 31, 2003 decreased $4,090,035 from $1,296,933 for the year ended December 31, 2002. The increase during 2004 resulted from increased valuations of distressed corporate debt securities and warrants received in connection with underwriting and investment banking activities. The decrease during 2003 resulted from decreased valuations of a number of distressed corporate debt securities held in our proprietary account. Net unrealized trading gains for the year ended December 31, 2004 were $6,557,404. Net realized trading gains for the same period were $2,529,735. Net dealer inventory and investment income (loss) increased to 18.7% of total revenues for the year ended December 31, 2004 and decreased to (10.5)% of total revenues for the year ended December 31, 2003 from 6.1% of total revenues for the year ended December 31, 2002.

Other income was $307,419 for the year ended December 31, 2004, which was an increase of $263,828 from $43,591 for the year ended December 31, 2003. Other income for the year ended December 31, 2003, decreased $91,464 from $135,055 for the year ended December 31, 2002. The increase during 2004 resulted from earning fees on the sale of our research. The decrease during 2003 resulted from a loss on the disposal of fixed assets during 2003. Other income increased to 0.6% of total revenues for the year ended December 31, 2004 and decreased to 0.2% of total revenues for the year ended December 31, 2003 from 0.6% of total revenues for the year ended December 31, 2002.

Total Expenses

Total expenses were $36,613,984 for the year ended December 31, 2004, which was an increase of $11,559,608 or 46% from $25,054,376 for the year ended December 31, 2003. Total expenses for the year ended December 31, 2003 increased $4,407,701 or 21% from $20,646,675 for the year ended December 31, 2002. Total expenses as a percentage of total revenues were 75.2% , 94.2% and 97.2% for 2004, 2003 and 2002, respectively.

Commissions, employee compensation and benefits were $23,140,948 for the year ended December 31, 2004, which was an increase of $4,000,428 from $19,140,520 for the year ended December 31, 2003. Commissions, employee compensation and benefits for the year ended December 31, 2003 increased $3,473,053 from $15,667,467 for the year ended December 31, 2002. Commission expense was $14,059,469 for the year ended December 31, 2004, which was an increase of $366,456 from $13,693,013 for the year ended December 31, 2003. Commission expense for the year ended December 31, 2003 increased $3,929,932 from $9,763,081 for the year ended December 31, 2002. The increase in commission expense during 2004 resulted from an increase in underwriting and investment banking revenues. The increase during 2003 in commission expense resulted from an increase in our commission revenues, which was partially offset by a decrease in our discretionary bonus expense. Commissions, employee compensation and benefits as a percentage of total revenues were 47.5%, 72.0% and 73.8% for 2004, 2003 and 2002, respectively.

Clearing and floor brokerage expenses were $652,037 for the year ended December 31, 2004, which was an increase of $62,124 from $589,913 for the year ended December 31, 2003. Clearing and floor brokerage expenses for the year ended December 31, 2003 increased $177,256 from $412,657 for the year ended December 31, 2002. The increase during 2004 resulted from an increase in trading activity during the 4th quarter of 2004. The increase during 2003 resulted from increased activity and increased market making activity associated with the addition of our New Jersey operations in the second half of 2002. Clearing and floor brokerage expenses as a percentage of total revenues were 1.3%, 2.2% and 1.9% for 2004, 2003 and 2002, respectively.

Communications and occupancy charges were $1,903,404 for the year ended December 31, 2004, which was a decrease of $196,846 from $2,100,250 for the year ended December 31, 2003. Communications and occupancy charges for the year ended December 31, 2003 increased $469,114 from $1,631,136 for the year ended December 31, 2002. The decrease during 2004 resulted from reduced telecommunications and other services related to the termination of a commercial lease. The increase during 2003 resulted primarily from the March 2003 expiration of a sublease agreement for a portion of the Austin office location. We were previously receiving approximately $45,000 per month in sublease revenues. Communications and occupancy charges as a percentage of total revenues were 3.9%, 7.9% and 7.7% for 2004, 2003 and 2002, respectively.

Professional fees were $7,874,990 for the year ended December 31, 2004, which was an increase of $6,925,677 from $949,313 for the year ended December 31, 2003. Professional fees for the year ended December 31, 2003 increased $244,595 from $704,718 for the year ended December 31, 2002. The increase during 2004 resulted from additional fees associated with investment banking opportunities and legal fees relating to client litigation and our secondary public offering. In July 2004, we settled a client complaint relating to previous investment losses incurred by the client for $185,000. The increase during 2003 resulted from the settlement of two client claims against us, including one for $237,500, and the other claim for $125,000. Professional fees as a percentage of total revenues were 16.2%, 3.6% and 3.3% for 2004, 2003 and 2002, respectively.

Other expenses were $3,042,605 for the year ended December 31, 2004, which was an increase of $768,225 from $2,274,380 for the year ended December 31, 2003. Other expenses for the year ended December 31, 2003 increased $43,683 from $2,230,697 for the year ended December 31, 2002. The increase during 2004 resulted from increases in expenses relating to our increased investment banking activity. The increase during 2003 resulted from increases in client development costs, which was partially offset by a decrease in fixed asset rental costs. Professional fees as a percentage of total revenues were 6.3%, 8.6% and 10.5% for 2004, 2003 and 2002, respectively.

Income tax expense was $4,784,908 for the year ended December 31, 2004, which was an increase of $4,102,654 from $682,254 for the year ended December 31, 2003. Income tax expense for the year ended December 31, 2003 increased $384,054 from $298,200 for the year ended December 31, 2002. The increase during 2004 resulted from an increase in taxable income during the respective period. The increase during 2003 resulted from the increase in taxable income during the respective period. Our effective tax rate was 40% for 2004.

Net Income

Net income was $7,281,404 for the year ended December 31, 2004, which was an increase of $6,434,274 from $847,130 for the year ended December 31, 2003. Net income for the year ended December 31, 2003 increased $557,078 from $290,052 for the year ended December 31, 2002. The increase during 2004 was largely attributed to the $18,227,176 increase in investment banking activities and $6,557,404 unrealized gain in securities we held. The increase during 2003 was largely attributable to the increase in commission revenues of $9,793,197, which was partially offset by the decrease in net dealer inventory and investment income of $4,090,035.

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

Our inventory balance fluctuates daily based on the current market value and types of securities held. We typically invest in securities in which we provide research coverage. The types of securities may include publicly traded debt, equity, options and private security issuances. As a market maker, we provide bid and ask quotes on certain equity securities on the Nasdaq National Market.

Market values for some of the distressed securities may not be easily determinable depending upon the volume of securities traded on open markets, the operating status of the companies or the types of securities issued by companies. If the underlying securities of a company become illiquid, our liquidity may be affected depending on the value of the securities involved. During times of general market decline, we may experience market value losses, which ultimately affect our liquidity through our broker-dealer net capital requirements. In addition, we may decide not to liquidate our security holdings to increase cash availability if our management believes a market turnaround is likely in the near term or if our management believes the securities are undervalued in the current market.

We utilize the equity in securities owned at our clearing organization to fund operating and investing activities. The value of the equity at the clearing organization is also used to secure temporary financing for the purchase of investments in our trading accounts. The value of our equity balance held at the clearing organization may fluctuate depending on factors such as the market valuation of securities held in our trading accounts, realized trading profits, commission revenues, cash withdrawals and clearing costs we are charged for conducting our trading activities. As a result of this activity, we may have either a receivable or payable balance to the clearing organization. As of December 31, 2004, we had a receivable balance from the clearing organization of $3,737,741.

Cash Flows From Operating Activities

At December 31, 2004, we had cash and cash equivalents and investments on hand of $17,916,690. Net cash (used in) provided by operating activities was $(710,296), $640,070 and $348,808 in 2002, 2003 and 2004, respectively. The net cash (used in) provided by operating activities is affected primarily by the brokerage operating activities and changes in the brokerage-related assets and liabilities.

In 2004, the primary uses of cash were from a $10,355,189 increase in securities owned and a $4,480,075 increase in the amount receivable from our clearing organization. The primary sources of cash were from the following: a $3,577,186 increase in accounts payable, accrued expenses and other liabilities; a $1,155,000 decrease in other investment; a $1,828,318 decrease in federal income taxes receivable; and a $1,452,263 decrease in deferred tax assets. The net effect of these transactions on cash flows from operating activities was $6,822,497 in cash used in operations, with the remaining increase consisting of $7,281,404 in net income plus changes in other asset and liability accounts.

In 2003, the primary uses of cash were from a $229,317 decrease in the amount payable to our clearing organization and a $763,931 decrease in securities sold and not yet purchased. The primary source of cash was from a $383,523 decrease in securities owned. The net effect of these transactions on cash flows from operating activities was $609,725 in cash used in operations, with the remaining increase consisting of $847,130 in net income plus changes in other asset and liability accounts.

During 2002, the primary uses of cash were from an increase in securities owned, and increase in other investments, and a decrease in accounts payable, accrued expenses and other liabilities. Securities owned increased by $2,973,638, which was financed primarily through an increase in the net payable to our clearing organization. Other investments increased by $1,250,000 as we collateralized one of our notes payable to a bank with a certificate of deposit. Accounts payable, accrued expenses and other liabilities decreased by $803,352 from the prior year as a result of reduced bonuses and commissions payable at year-end compared with December 31, 2001. The primary source of cash consisted of the net increase in the net payable to clearing organization of $2,876,989 and the increase in securities sold and not yet purchased of $652,629. The net effect of these transactions on cash flows from operating activities was $1,497,372 in cash used in operations, with the remaining increase consisting of $290,052 in net income plus changes in other asset and liability accounts.

Cash Flows from Investing Activities

Net cash used in investing activities was $10,169, $56,239 and $58,604 in 2002, 2003 and 2004, respectively. The changes were primarily due to the purchase and sale of property and equipment in the ordinary course of business.

Cash Flows from Financing Activities

Net cash provided by (used in) financing activities was $923,450, $(782,720) and $1,117,658 in 2002, 2003 and 2004, respectively.

In March 2002, we entered into a term loan agreement with First United Bank to borrow $2,500,000 for operating purposes. The loan was originally due and payable on demand or by March 15, 2003 if no demand was made. The loan accrued interest at 5.5% per annum. We purchased a certificate of deposit in the amount of $2,500,000 as collateral for the loan. During 2002, we repaid $1,100,000 of the loan from the bank through our own financing arrangements. The bank in turn released from collateralization $1,100,000 of the certificate of deposit to us, of which $1,000,000 was used for operations, including repayment of $500,000 of our subordinated debt. The remaining $100,000 was not redeemed and was included in other investments at December 31, 2002. In addition, we repaid $250,000 of a loan from the bank through the redemption of $250,000 of the certificate of deposit during 2002. As of December 31, 2002 and 2003, the term loan agreement balance was $1,150,000, which was collateralized by the certificate of deposit in the amount of $1,250,000. On March 15, 2003, we extended the maturity date of the loan to March 15, 2004. The loan agreement was paid in full in February 2004.

In June 2003, we entered into an agreement with First United Bank to borrow $805,000 for refinancing purposes. The loan was due on demand or by December 1, 2004 if no demand was made. The loan accrued interest at prime plus 1.5% and was to be paid in equal monthly installments of $50,000, plus accrued interest, commencing on July 1, 2003. The balance of the loan agreement was $505,050 as of December 31, 2003. The loan agreement was paid in full in February 2004.

On February 17, 2004, we entered into an agreement with First United Bank to borrow $2,500,000 for operating and financing purposes. We used a portion of the proceeds to repay the March 2002 and the June 2003 loan agreements in full. The loan is due on demand or by February 15, 2007 if no demand is made. The loan accrues interest at prime plus 2% and is to be repaid in equal monthly payments of $70,000, plus accrued interest, commencing on March 15, 2004 with a final payment of $50,258.33. The loan documents require that we maintain a minimum tangible net worth of not less than $2.5 million and contain other covenants that restrict our ability to incur debt, incur liens, sell assets, pay dividends, engage in different business activities, merge with or acquire other entities, and make investments or loans. The loan is secured by the common stock of our primary operating subsidiary, Tejas Securities, as well as the personal guaranty of John J. Gorman, our Chairman. Under the loan documents, a change of control of 25% or more of our common stock is an event of default. We have obtained a waiver from First United Bank with respect to this provision as it applies to our February 2005 secondary stock offering. The balance of the loan was $1,800,000 as of December 31, 2004. The loan agreement was paid in full in February 2005.

On July 7, 2004, we entered into a subordinated convertible promissory note agreement with Salter Family Partners, Ltd., a family limited partnership controlled by Mark M. Salter, our Chief Executive Officer, to borrow $1,000,000 for operating purposes. Under the terms of the promissory note, we will make quarterly interest payments at a rate of 10% per annum. The promissory note is unsecured. The maturity date of the note is December 1, 2005, at which time all remaining unpaid principal and interest is due. If (i) the closing price of our common stock is less than $1.00 per share for ten consecutive trading days, (ii) Mr. Salter is no longer employed by us (other than by death or disability), or (iii) the net liquidating equity of Tejas Securities held at its clearing organization as of the last business day of a calendar month is less than $2,000,000, then an event of default will exist under the promissory note and Mr. Salter is entitled to declare the amounts outstanding under the promissory note immediately due and payable. The promissory note is convertible at any time into our common stock in an amount equal to the unpaid principal divided by the conversion price of $5.00 per share. At such time as we are authorized to issue preferred stock, Mr. Salter may convert the promissory note into our preferred stock in an amount equal to the unpaid principal divided by the conversion price of $5.00 per share. The promissory note is convertible until the note is repaid. Although our certificate of incorporation does not authorize the issuance of preferred stock, we have agreed to take certain actions to amend our certificate of incorporation to authorize the issuance of shares of preferred stock. We have also granted Mr. Salter, through Salter Family Partners, Ltd., certain piggyback registration rights for the shares into which the note may be converted.

On February 22, 2005, we borrowed $2.2 million from Commercial Credit Union, or CCU, to finance in part the purchase price of an office building. The borrowing accrues interest at a rate of 5.75% per annum, with monthly payments of $13,840 through February 2011, at which time the outstanding principal and accrued interest shall be due and payable. The building and real property on which it sits secures the repayment of such borrowing. In connection with this acquisition, John J. Gorman, our Chairman of the Board, agreed to (1) indemnify CCU against any losses incurred by CCU as a result of any violations of environmental laws or certain building laws related to such real property and (2) provide a limited guarantee of our performance under certain provisions of the deed of trust entered into in connection with such financing.

As of December 31, 2004, our contractual cash obligations and the periods in which payments under such cash obligations were due are as follows:

	Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Notes Payable	$1,800,000	$840,000	$960,000	$—	$—
Notes Payable to Stockholder	1,000,000	1,000,000	—	—	—
Operating Lease Obligations	3,113,000	1,654,000	1,434,000	25,000	—
Capital Lease Obligations	54,000	34,000	20,000	—	—

Total Contractual Cash Obligations	$5,967,000	$3,528,000	$2,414,000	$25,000	$—

Our primary sources of cash are cash flows from operations and borrowings. Our cash flows from operations and our ability to make scheduled payments of principal and interest on, or to refinance, our indebtedness will depend on our future performance, which is subject to the risks discussed elsewhere in this Form 10-K. Likewise, our ability to borrow will depend on these factors.

Based upon the current level of our operations, we believe that cash flows from our operations and available cash, together with borrowings, will be adequate to meet our future liquidity needs for the first six months of the next fiscal year and for at least the next several years. However, there can be no assurance that our business will generate sufficient cash flows from operations or that future borrowings will be available in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs.

Effects Of Inflation

The effects of inflation have been minimal on our results of operations and financial condition in recent years. However, the rising cost of labor and competitive market for brokers could affect our general and administrative costs in the near term.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123R, Share-Based Payment, a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement eliminates the alternative to use APB Opinion 25 intrinsic value method of accounting permitted under Statement No. 123. This Statement revises Statement No. 123 to require public and non-public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The grant date fair value of employee share options and other similar instruments will be estimated using option pricing models adjusted for the unique characteristics of those instruments. The compensation cost of the award will be recognized over the requisite service period. Statement No. 123R will be adopted by us on July 1, 2005. The full impact of adoption of Statement No. 123R cannot be predicted at this time because it will depend on levels of options granted in the future. However, had we adopted Statement No. 123R in prior periods, the impact of this Statement would have approximated the impact of Statement No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 2(l) to the consolidated financial statements.

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to the consolidated financial statements, which are included in this Annual Report on Form 10-K.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. This Interpretation applies to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation had no effect on the consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our principal business activities are, by their nature, risky and volatile and are directly affected by economic and political conditions and broad trends in business and finance in the national and international markets. Any one of these factors may cause a substantial decline in the securities markets, which could materially affect our business. Managing risk is critical to our profitability and to reducing the likelihood of earnings volatility. Our risk management policies and procedures have been established to continually identify, monitor and manage risk. The major types of risk that we face include credit risk, operating risk and market risk.

Credit risk is the potential for loss due to a client or counterparty failing to perform its contractual obligation. We clear our securities transactions through a clearing organization. Under the terms of the clearing agreement, the clearing organization has the right to charge us for losses that result from our clients’ failure to fulfill their contractual obligations. In order to mitigate risk, our policy is to monitor the credit standing of our clients and maintain collateral to support client margin balances. Further, significant portions of our assets are held at our clearing organization. Therefore, we could incur substantial losses if our clearing organization were to become insolvent or otherwise unable to meet its financial obligations. Our clearing organization has historically met all of its obligations to us.

Operating risk arises from the daily conduct of our business and relates to the potential for deficiencies in control processes and systems, mismanagement of our activities or mismanagement of client accounts by our employees. We rely heavily on computer and communication systems in order to conduct our brokerage activities. Third party vendors, such as the clearing organization and news and quote providers, provide many of the systems critical to our business. Our business could be adversely impacted if any of these systems were disrupted. We mitigate the risk associated with systems by hiring experienced personnel, and providing employees with alternate means of acquiring or processing information. In order to mitigate the risk associated with mismanagement of our activities or client accounts, we utilize compliance and operations personnel to review the activities of administrative and sales personnel. In addition, the activities of management are actively reviewed by other members of management on a regular basis and by the board of directors.

Our primary market risk exposure is to market price changes and the resulting risk of loss that may occur from the potential change in the value of a financial instrument as a result of price volatility or changes in liquidity for which we have no control. Securities owned by us are either related to daily trading activity or our principal investing activities. Market price risk related to trading securities is managed primarily through the daily monitoring of funds committed to the various types of securities owned by us and by limiting exposure to any one investment or type of investment. However, we will on occasion concentrate our securities holdings to one or two positions based upon our research and potential for market appreciation.

Our trading securities were $15,956,971 in long positions and $90,838 in short positions as of December 31, 2004. These trading securities may be exchange listed, Nasdaq Stock Market, warrants or over-the-counter, or with limited market activity on both long and short positions. The potential loss in fair value, using a hypothetical 10% decline in prices, is estimated to be $1,605,000 as of December 31, 2004. A 10% hypothetical decline was used to represent a significant and plausible market change.

Our investment securities are typically those reported on by our research analysts. These positions often consist of high-yield debt securities and the related equity securities. We monitor this risk by maintaining current operating and financial data on the companies involved, and projecting future valuations based upon the occurrence of critical future events. Any transactions involving the investment securities are typically based upon the recommendations of our research analysts versus current market performance.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is set forth in Item 15 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company filed a Report on Form 8-K dated October 7, 2004 reporting a change in its independent public accountants to Helin, Donovan, Trubee & Wilkinson LLP from Ernst & Young LLP. There were no disagreements with accountants on accounting and financial disclosure for the year ended December 31, 2004.

ITEM 9A. CONTROLS AND PROCEDURES

At December 31, 2004, under the supervision and with the participation of our management, including our Chief Executive Officer, President and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer, President and Chief Financial Officer concluded that, as of December 31, 2004, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be contained in our definitive proxy statement to be filed in connection with our 2005 annual meeting of stockholders, except for the information regarding our executive officers, which is presented in Part I of this Form 10-K. The information required by this item contained in our definitive proxy statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be contained in our definitive proxy statement to be filed in connection with our 2005 annual meeting of stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in our definitive proxy statement to be filed in connection with our 2005 annual meeting of stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be contained in our definitive proxy statement to be filed in connection with our 2005 annual meeting of stockholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in our definitive proxy statement to be filed in connection with our 2005 annual meeting of stockholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements See Financial Statements attached hereto.

2.	Exhibits Incorporated by reference to the Exhibit Index at the end of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEJAS INCORPORATED

By:	/s/ Kurt J. Rechner

Kurt J. Rechner, President and Chief Operating
Officer

Date: March 31, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John J. Gorman	Chairman of the Board	March 31, 2005
John J. Gorman

/s/ Mark M. Salter	Chief Executive Officer (Principal Executive Officer)	March 31, 2005
Mark M. Salter

/s/ Kurt J. Rechner	President, Chief Operating Officer and Secretary	March 31, 2005
Kurt J. Rechner

/s/ John F. Garber John F. Garber	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2005

/s/ Barry A. Williamson	Director	March 31, 2005
Barry A. Williamson

/s/ Clark N. Wilson	Director	March 31, 2005
Clark N. Wilson

/s/ William A. Inglehart	Director	March 31, 2005
William A. Inglehart

/s/ Dennis G. Punches	Director	March 31, 2005
Dennis G. Punches

Signature	Title	Date
	Director	March 31, 2005
/s/ Charles H. Mayer
Charles H. Mayer

TEJAS INCORPORATED AND SUBSIDIARIES

Consolidated Financial Statements

Years Ended December 31, 2004, 2003 and 2002

(With Reports of Independent Registered Public Accounting Firms Thereon)

TEJAS INCORPORATEDAND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Tejas Incorporated and Subsidiaries

We have audited the accompanying consolidated statement of financial condition of Tejas Incorporated (formerly Westech Capital Corp.) and Subsidiaries (the Company) as of December 31, 2004, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2004 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tejas Incorporated and Subsidiaries at December 31, 2004, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ Helin, Donovan, Trubee & Wilkinson, LLP

Austin, Texas
February 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Tejas Incorporated and Subsidiaries

We have audited the accompanying statement of financial condition of Tejas Incorporated (formerly Westech Capital Corp.) and Subsidiaries (the Company) as of December 31, 2003, and the related statement of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2003 financial statements referred to above present fairly, in all material respects, the financial position of Tejas Incorporated and Subsidiaries at December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Austin, Texas
March 4, 2004
(except for matters disclosed in Note 1,
paragraphs 2 and 3 as to which the
date is December 9, 2004)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Tejas Incorporated:

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of Tejas Incorporated (formerly Westech Capital Corp.) and subsidiaries (the Company) for the year ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Tejas Incorporated and subsidiaries for the year ended December 31, 2002, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Austin, Texas
March 15, 2003, except for the second and third
   paragraphs of Note 1, as to which the date is
   December 9, 2004.

TEJAS INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Financial Condition

December 31, 2004 and 2003

	2004	2003
Assets

Cash and cash equivalents	$1,959,719	551,857
Receivable from clearing organization	3,737,741	—
Receivables from employees and stockholders	20,000	177,223
Federal income taxes receivable	—	164,147
Securities owned, at market value	15,956,971	5,601,782
Other investment	—	1,155,000
Property and equipment, net	265,238	329,651
Deferred tax asset, net	—	53,504
Goodwill	138,215	138,215
Prepaid expenses and other assets	444,972	185,074

Total assets	$22,522,856	8,356,453

Liabilities and Stockholders’ Equity

Accounts payable, accrued expenses and other liabilities	$5,923,979	2,376,535
Securities sold, not yet purchased	90,838	221,279
Payable to clearing organization	—	742,334
Federal income tax payable	1,664,171	—
Deferred tax liability, net	1,398,759	—
Notes payable	1,800,000	1,655,100
Notes payable to stockholder	1,000,000	—

Total liabilities	11,877,747	4,995,248

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value 10,000,000 shares authorized; 3,026,048 and 3,024,048 issued and outstanding at December 31, 2004 and 2003, respectively	3,026	3,024
Additional paid in capital	2,223,267	2,220,769
Retained earnings	8,418,816	1,137,412

Total stockholders’ equity	10,645,109	3,361,205

Total liabilities and stockholders’ equity	$22,522,856	8,356,453

See accompanying notes to consolidated financial statements.

TEJAS INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Revenue:
Commissions from agency transactions	$5,574,850	1,834,822	1,530,218
Commissions from principal transactions	15,370,913	27,425,651	17,937,058
Underwriting and investment banking income	18,339,975	72,799	335,663
Net dealer inventory and investment income (loss), net of trading interest expense of $38,776, $112,348 and $51,484, respectively	9,087,139	(2,793,103)	1,296,933
Other income	307,419	43,591	135,055

Total revenue	48,680,296	26,583,760	21,234,927

Expenses:
Commissions, employee compensation and benefits	23,140,948	19,140,520	15,667,467
Clearing and floor brokerage	652,037	589,913	412,657
Communications and occupancy	1,903,404	2,100,250	1,631,136
Professional fees	7,874,990	949,313	704,718
Interest, including $48,493, $40,543 and $106,461, respectively, to related parties	177,705	115,571	212,484
Other	2,864,900	2,158,809	2,018,213

Total expenses	36,613,984	25,054,376	20,646,675

Income before income tax expense	12,066,312	1,529,384	588,252

Income tax expense	4,784,908	682,254	298,200

Net income	$7,281,404	847,130	290,052

Earnings per share:
Basic	$2.41	0.28	0.10

Diluted	$2.07	0.27	0.10

Weighted average shares outstanding:
Basic	3,025,048	3,024,048	3,024,048

Diluted	3,540,392	3,127,752	3,051,406

See accompanying notes to consolidated financial statements.

TEJAS INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2004, 2003 and 2002

			Additional
		Common	Paid in
	Shares	Stock	Capital	Retained Earnings	Total
Balance at December 31, 2001	3,024,048	$3,024	2,220,769	230	2,224,023
Net income	—	—	—	290,052	290,052

Balance at December 31, 2002	3,024,048	3,024	2,220,769	290,282	2,514,075
Net income	—	—	—	847,130	847,130

Balance at December 31, 2003	3,024,048	3,024	2,220,769	1,137,412	3,361,205
Issuance of common stock from option exercise	2,000	2	2,498	—	2,500
Net income	—	—	—	7,281,404	7,281,404

Balance at December 31, 2004	3,026,048	$3,026	2,223,267	8,418,816	10,645,109

See accompanying notes to consolidated financial statements.

TEJAS INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Cash flows from operating activities:
Net income	$7,281,404	847,130	290,052
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred tax expense	1,452,263	21,486	9,925
Depreciation and amortization expense	123,017	120,642	132,067
Non-cash compensation expense	83,640	99,836	50,000
Loss on disposition of property and equipment	—	36,462	22,388
Changes in operating assets and liabilities
Deposit with clearing organization	—	—	260,471
Receivable from/payable to clearing organization	(4,480,075)	(229,317)	2,876,989
Receivable from employees and stockholders	73,583	(13,193)	180,240
Federal income tax receivable/payable	1,828,318	37,923	(201,097)
Securities owned	(10,355,189)	383,523	(2,973,638)
Other investment	1,155,000	95,000	(1,250,000)
Prepaid expenses and other assets	(259,898)	90,872	43,030
Accounts payable, accrued expenses and other liabilities	3,577,186	(86,363)	(803,352)
Securities sold, not yet purchased	(130,441)	(763,931)	652,629

Net cash provided by (used in) operating activities	348,808	640,070	(710,296)

Cash flows from investing activities:
Purchase of property and equipment	(58,604)	(56,239)	(10,169)

Net cash used in investing activities	(58,604)	(56,239)	(10,169)

Cash flows from financing activities:
Payments on capital lease	(29,742)	(14,370)	—
Proceeds from notes payable, net	144,900	31,650	1,123,450
Proceeds from (repayment of) notes payable to stockholder	1,000,000	(800,000)	800,000
Repayment of subordinated debt — related party	—	—	(1,000,000)
Proceeds from issuance of common stock	2,500	—

Net cash provided by (used in) financing activities	1,117,658	(782,720)	923,450

TEJAS INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Net change in cash and cash equivalents	$1,407,862	(198,889)	202,985
Cash and cash equivalents at beginning of year	551,857	750,746	547,761

Cash and cash equivalents at end of year	$1,959,719	551,857	750,746

Supplemental disclosures:
Interest paid	$177,704	115,571	212,484
Taxes paid	$1,142,171	571,121	480,500

Summary of non-cash transactions:

In July 2004, the Company forgave $5,005 of employee receivables, which has been recorded as compensation expense.

In May 2004, the Company forgave $28,635 of a note receivable from an employee which has been recorded as compensation expense.

In January 2004, March 2003 and March 2002, the Company forgave $50,000, respectively, of an officer’s note receivable which has been recorded as compensation expense.

In March 2003, the Company forgave a $49,836 receivable from an officer, which has been recorded as compensation expense.

See accompanying notes to consolidated financial statements.

TEJAS INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

(1)	Organization and Basis of Presentation

Tejas Incorporated, a Delaware corporation, is a holding company whose only significant operating subsidiary is Tejas Securities Group, Inc., a Texas corporation (“Tejas Securities”). Tejas Securities is engaged in the business of providing brokerage and related financial services to institutional and retail customers nationwide.

Tejas Incorporated was incorporated as Westech Capital Corp. (“Westech”), a shell corporation, in New York on July 18, 1990, and made an initial public offering in November 1991. Westech was acquired by Tejas Securities in a reverse merger (“Merger”) effected on August 27, 1999. On December 9, 2004, Westech affected its name change through a merger with its wholly-owned subsidiary, Tejas Incorporated. As a result, Tejas Incorporated is the surviving holding company and owns 100% of Tejas Securities.

On November 8, 2004, Tejas Incorporated’s board of directors declared a 100% stock dividend payable on November 22, 2004 to holders of record as of November 21, 2004. The stock dividend was paid on November 22, 2004, resulting in the issuance of 1,513,024 shares of Tejas Incorporated’s common stock. As a result of this stock dividend, earnings per share amounts and all share amounts for prior periods as disclosed on the consolidated statements of financial condition, consolidated statements of operations, consolidated statements of stockholders’ equity, Note 2(l), Note 13, Note 14 and Note 22 have been restated to reflect the shares outstanding as though the stock dividend had taken effect in the earliest period presented.

On February 3, 2005, Tejas Incorporated issued 1,600,000 shares of its common stock through a secondary public offering.

Tejas Securities is registered as a broker and dealer in securities with the National Association of Securities Dealers, Inc. and clears its transactions on a fully disclosed basis through National Financial Services. Tejas Securities’ headquarters are located in Austin, Texas.

References to the Company within the accompanying notes to the consolidated financial statements are to Tejas Incorporated and subsidiaries.

(2)	Summary of Significant Accounting Policies

(a)	Principles of Consolidation

The accompanying consolidated financial statements reflect the consolidated accounts of the Company and its subsidiary, Tejas Securities. All significant intercompany accounts and transactions have been eliminated in consolidation.

TEJAS INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

(b)	Basis of Accounting

These consolidated financial statements are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles whereby revenues are recognized in the period earned and expenses when incurred.

(c)	Revenue Recognition

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

The Company does not carry or clear customer accounts and all customer transactions are executed and cleared with other brokers on a fully disclosed basis. These brokers have agreed to maintain such records of the transaction effected and cleared in the customers’ accounts as are customarily made and kept by a clearing broker pursuant to the requirements of Rules 17a-3 and 17a-4 of the Securities Exchange Act of 1934, as amended, and to perform all services customarily incident thereto.

(d)	Investment Banking

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

The Company periodically receives equity securities, including warrants and options, as part of its compensation for investment banking engagements. These securities are valued at the intrinsic value at the time the engagement is completed, and are included in investment banking revenues. The Company may distribute the equity securities to its employees either through compensation agreements or by sale, based upon the intrinsic value.

(e)	Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with a maturity at date of purchase of ninety days or less.

TEJAS INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

(f)	Securities Owned and Securities Sold, Not Yet Purchased

Long and short positions in securities are reported at fair value. Securities with readily determinable market values are based on quoted market prices. Securities with limited market activity for which quoted market values are not readily determinable are based on management’s best estimate which may include dealer price quotations and price quotations for similar instruments traded. Warrants are valued based upon the value of the underlying securities. The difference between cost and fair value has been included in net dealer inventory and investment income (loss). These investments are subject to the risk of failure of the issuer and the risk of changes in market value based on the ability to trade such securities on the open market.

(g)	Property and Equipment

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

(h)	Goodwill

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

(i)	Repurchase and Resale Agreements

Repurchase and resale agreements are treated as financing transactions and are carried at the amounts at which the securities will be subsequently reacquired or resold as specified in the respective agreements. There were no repurchase or resale agreements outstanding at December 31, 2004 or 2003.

TEJAS INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

(j)	Federal Income Taxes

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

(k)	Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(l)	Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148 (“SFAS No. 148”), Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS No. 148 amends Financial Accounting Standards Board Statement No. 123 (“SFAS No. 123”), Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirement of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the fair value based method of accounting for stock-based employee compensation for those companies that have elected to continue to apply Accounting Principles Board Opinion No. 25 (“APB No. 25”), Accounting for Stock Issued to Employees. The Company has elected to continue to apply the provision of APB No. 25 to its stock options. The adoption of SFAS No. 148 did not have an impact on the Company’s consolidated financial statements, but required the disclosure of the proforma impact of net income as if the fair value based method had been applied.

TEJAS INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	Year Ended December 31,
	2004	2003	2002
Net income as reported for basic	$7,281,404	847,130	290,052

Deduct or add stock-based compensation expense determined under the fair value based method	(27,959)	(15,164)	(50,930)

Pro forma net income for basic	$7,253,445	831,966	239,122

Net income as reported for diluted (Note 14)	$7,313,409	847,130	290,052

Deduct or add stock-based compensation expense determined under the fair value based method	(27,959)	(15,164)	(50,930)

Pro forma net income for diluted	$7,285,450	831,966	239,122

Earnings per share as reported:
Basic	$2.41	0.28	0.10
Diluted	$2.07	0.27	0.10

Pro forma earnings per share:
Basic	$2.40	0.28	0.08
Diluted	$2.06	0.27	0.08

The Company had no stock option expense calculated under the provisions of APB. No. 25 for the years ended December 31, 2004, 2003 and 2002.

TEJAS INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

(3)	Receivables From and Payables To Clearing Organization

At December 31, 2004 and 2003, the Company had net receivables from and payables to its clearing organization consisting of the following:

	2004	2003
Receivable:
Receivable from clearing organization	$3,610,411	—
Fees and commissions receivable	127,330	—

	$3,737,741	—

Payable:
Payable to clearing organization	$—	742,334

(4)	Receivables from Employees and Stockholders

The Company makes advances to certain employees in months when their commission payout does not meet a predetermined amount. As of December 31, 2004 and 2003, approximately $0 and $23,000, respectively, had been advanced to employees under this agreement. These receivables are to be repaid through reductions of future commissions or bonuses. During 2004 and 2003, the Company forgave approximately $5,000 and $113,000, respectively, in receivables from employees. The amounts forgiven are included in compensation expense in the accompanying consolidated statements of operations.

During 1999 the Company received a $200,000 note from an officer and stockholder of the Company. The note did not bear interest and was due on demand if the officer resigned as an employee of the Company prior to December 31, 2000. Under the terms of the note, matured unpaid principal and interest would bear interest at the lesser of 5.55% per annum or the maximum rate allowed by law from the earlier of December 31, 2000 or the officer’s voluntary termination. Effective January 1, 2001, the Company agreed to forgive the note in $50,000 increments beginning in December 2001 and continuing through December 2004, as long as the officer remained an employee of the Company. Forgiven amounts are included in compensation expense in the accompanying consolidated statements of operations. The balance of the note was $0 and $50,000 as of December 31, 2004 and 2003, respectively.

During 1999, the Company received a $50,000 note from an employee and stockholder of the Company to supplement the employee’s commission payout during 1999. The note bore interest of 8% per annum, and was due and payable on August 27, 2003. The maturity date and remaining balance of $25,000 of the note was extended for one year in August 2003. The note was secured by a stock pledge agreement for the employee’s shares issued by the Company. The balance of the note, plus accrued interest, was approximately $28,000 as of December 31, 2003. The remaining balance of the note, plus accrued interest, was forgiven in May 2004 and is included in compensation expense in the accompanying consolidated statements of operations.

In April 2002, the Company received a $25,000 note from an employee and stockholder of the Company. The note did not bear interest and was due and payable on April 12, 2003. On April 12, 2003, the note began to accrue interest at the lesser of 5.55% per annum or the maximum rate allowed by law, until paid. The balance of the note, plus accrued interest, was approximately $26,000 as of December 31, 2003. The remaining balance of the note, plus accrued interest, was repaid in August 2004.

TEJAS INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

In November 2003, the Company received a $60,000 note from an employee. The note did not bear interest and was due and payable on November 20, 2004. On November 20, 2004, the remaining balance of the note was extended until April 30, 2005. The balance of the note was $20,000 and $50,000 as of December 31, 2004 and 2003, respectively.

Notes receivable and related party receivables are included in receivables from employees and stockholders in the accompanying statements of financial condition.

(5)	Securities Owned and Securities Sold, Not Yet Purchased

At December 31, 2004 and 2003, securities owned and sold, not yet purchased consisted of the following:

	2004		2003
		Sold,		Sold,
		not yet		not yet
	Owned	purchased	Owned	purchased
State and municipal obligations	$20,000	59,490	289,613	50,806
Corporate bonds and notes	23,813	24,750	302,714	—
Equity securities	6,997,658	6,598	5,009,455	170,473
Warrants	8,915,500	—	—	—

	$15,956,971	90,838	5,601,782	221,279

At December 31, 2004 and 2003, the unrealized gain associated with securities owned and securities sold, not yet purchased, was $6,557,404 and $206,943, respectively.

Approximately 48% of the value of total assets as of December 31, 2004 related to securities in two companies, a portion of which was sold subsequent to year end. Approximately 52% of the value of total assets as of December 31, 2003 related to a single security, which was sold subsequent to year end.

(6)	Other Investment

In March 2002, the Company entered into a term loan agreement with a bank to borrow $2,500,000 for operating purposes of Tejas Securities. The loan was originally due and payable on demand or by March 15, 2003 if no demand was made. On March 15, 2003, the Company extended the maturity date of the loan to March 15, 2004. The loan accrued interest at a rate of 5.50% per annum, and was to be paid on a monthly basis. As of December 31, 2003, the loan balance was $1,150,000, which was collateralized in a like amount with a certificate of deposit Tejas Securities purchased as collateral for the loan. The balance of the certificate of deposit as of December 31, 2003 was $1,155,000 and is included in other investment. The loan balance of $1,150,100 was repaid in February 2004 at which time the certificate of deposit was redeemed by Tejas Securities.

TEJAS INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

(7)	Property and Equipment

Property and equipment consists of the following:

	December 31,
	2004	2003
Furniture and equipment	$369,422	310,818
Leasehold improvements	389,132	389,132

	758,554	699,950
Accumulated depreciation and amortization	(493,316)	(370,299)

	$265,238	329,651

(8)	Accrued Commissions and Bonuses

Accrued commissions and bonuses are included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated statements of financial condition.

As of December 31, 2004 and 2003, the Company had accrued approximately $2,620,000 and $1,357,000, respectively, in commissions and related payroll taxes payable.

The Company pays bonuses to its employees and officers at interim periods and year-end. Accrued bonuses as of December 31, 2004 and 2003 were $1,500,000 and $365,000, respectively. During 2004 and 2003, an officer of the Company received approximately $183,000 and $289,000, respectively, as part of his contractual compensation which was based on the Company’s operating performance. Management of the Company reviews both contractual and discretionary bonus amounts, with discretionary bonus amounts approved by the Compensation Committee of the Company.

(9)	Notes Payable

In March 2002, the Company entered into a term loan agreement with a bank to borrow $2,500,000 for operating purposes at Tejas Securities (Note 6). The balance of the loan agreement was $1,150,100 as of December 31, 2003. In February 2004, the Company repaid the remaining balance of $1,150,100 with proceeds from the February 2004 term loan agreement with a bank. The Company paid interest of approximately $9,000 and $51,000 during 2004 and 2003, respectively, in relation to this loan.

On October 30, 2002, the Company entered into a loan agreement with a bank to borrow $500,000 for operating purposes at Tejas Securities. The loan was due on demand or by May 1, 2004 if no demand was made. The loan accrued interest at prime plus 1.5% and was to be paid in equal monthly payments commencing on December 1, 2002. The loan was secured by the common stock of the Company’s primary operating subsidiary, Tejas Securities, as well as the personal guaranty of an officer of the Company. In July 2003, the Company paid the remaining balance of $305,000 with proceeds from the June 2003 term loan agreement with a bank. The Company paid interest of approximately $10,000 during 2003 in relation to this loan.

TEJAS INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

On June 3, 2003, the Company entered into an agreement with a bank to borrow $805,000 for refinancing purposes. The loan was due on demand or by December 1, 2004 if no demand was made. The loan accrued interest at prime plus 1.5% and was to be paid in equal monthly installments of $50,000, plus accrued interest, commencing on July 1, 2003. The balance on the loan agreement was $505,050 as of December 31, 2003. In February 2004, the Company repaid the remaining balance of $405,000 with proceeds from the February 2004 term loan agreement with a bank. The Company paid interest of approximately $6,000 and $20,000 during 2004 and 2003, respectively, in relation to this loan.

On February 17, 2004, the Company entered into an agreement with a bank to borrow $2,500,000 for operating and financing purposes. The Company used a portion of the proceeds to repay the March 2002 and the June 2003 loan agreements in full. The loan is due on demand or by February 15, 2007 if no demand is made. The loan accrues interest at prime plus 2% and is to be paid in equal monthly payments of $70,000, plus accrued interest, commencing on March 15, 2004. The loan documents require the Company to maintain a minimum tangible net worth of not less than $2.6 million and contain other covenants that restrict the Company’s ability to incur debt, incur liens, sell assets, pay dividends, engage in different business activities, merge with or acquire other entities, and make investments or loans. The loan is secured by the common stock of the Company’s primary operating subsidiary, Tejas Securities, as well as the personal guaranty of an officer of the Company. The balance of the loan was $1,800,000 as of December 31, 2004. The Company paid approximately $115,000 in interest during 2004 in relation to this loan.

(10)	Notes Payable to Stockholders

On August 8, 2002, the Company entered into an unsecured promissory note agreement with an officer of the Company to borrow $1,000,000. Under the terms of the promissory note, the Company was to make twenty monthly installment payments of $50,000, plus accrued interest, beginning on September 8, 2002. The promissory note accrued interest at 11.5% per annum. In June 2003, the Company paid the remaining balance with proceeds from the June 2003 bank loan agreement. The Company paid interest of approximately $41,000 during 2003 in relation to this note.

TEJAS INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

On July 7, 2004, the Company entered into a subordinated convertible promissory note agreement with a family limited partnership controlled by the Company’s Chief Executive Officer (the “Lender”), to borrow $1,000,000 for operating purposes. Under the terms of the promissory note, the Company will make quarterly interest payments at a rate of 10% per annum. The promissory note is unsecured. The maturity date of the note is December 1, 2005, at which time all remaining unpaid principal and interest is due. If (i) the closing price of the Company’s common stock is less than $2.00 per share for ten consecutive trading days, (ii) the Company’s Chief Executive Officer is no longer employed by the Company (other than death or disability), or (iii) the net liquidating equity of the Company held at its clearing organization as of the last business day of a calendar month is less than $2,000,000, then an event of default will exist under the promissory note and the Lender is entitled to declare the amounts outstanding under the promissory note immediately due and payable. The promissory note is convertible at any time into common stock of the Company in an amount equal to the unpaid principal divided by the conversion price of $10.00 per share. At such time as the Company is authorized to issue preferred stock, the Lender may convert the promissory note into preferred stock of the Company in an amount equal to the unpaid principal divided by the conversion price of $10.00 per share. The promissory note is convertible until the note is repaid. Although the Company’s certificate of incorporation does not authorize the issuance of preferred stock, the Company has agreed to take certain actions to amend its certificate of incorporation to authorize the Company to issue shares of preferred stock. The Company paid interest of approximately $23,000 during 2004 in relation to this note. At the time this promissory note was issued, management performed a valuation of the conversion feature and determined that the value was minimal. No value has been assigned to the conversion feature in these consolidated financial statements.

(11)	Fair Value of Financial Instruments

Substantially all of the Company’s financial assets and liabilities are carried at market value or at amounts which, because of their short-term nature or because they carry market rates of interest, approximate current fair value. The Company’s notes payable, if recalculated based on current interest rates, would not significantly differ from the amounts recorded at December 31, 2004 and 2003.

(12)	Income Taxes

The Company files a consolidated tax return. Income tax expense (benefit) consists of the following:

	2004	2003	2002
Federal
Current	$2,903,318	576,614	248,903
Deferred	1,258,727	20,584	13,473
State
Current	429,438	84,154	39,372
Deferred	193,425	902	(3,548)

	$4,784,908	682,254	298,200

TEJAS INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

A reconciliation of expected income tax expense (computed by applying the statutory income tax rate of 34% to income before income tax expense) to total tax expense in the accompanying consolidated statements of operations follows:

	2004	2003	2002
Expected federal income expense	$4,102,546	519,991	200,006
Meals and entertainment	80,875	60,634	46,094
State income tax	622,864	85,056	23,644
Other, net	(21,377)	16,573	28,456

	$4,784,908	682,254	298,200

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2004 and 2003 are as follows:

	2004	2003
Deferred tax assets:

Capital loss carryforward	$51,257	51,257
Accrued expenses	1,011,326	30,147
Other	—	21,002

Gross deferred tax assets	1,062,583	102,406
Valuation allowance	(48,902)	(48,902)

Net deferred tax asset	1,013,681	53,504

Deferred tax liabilities:
Unrealized gains on securities held for investment	(2,235,950)	—
Property and equipment	(10,200)	—
Other	(166,290)	—

Net deferred tax liability	(2,412,440)	—

Net deferred tax asset (liability)	$(1,398,759)	53,504

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences net of the existing valuation allowances. For the year ended December 31, 2004 the Company did not recognize change in valuation allowance for capital loss carryforwards. At December 31, 2004, the Company had a capital loss carryforward of approximately $144,000, which expires in 2005. The valuation allowance is applied against the capital loss carryforward.

TEJAS INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

(13)	Profit Sharing and Stock Option Plans

Profit Sharing Plan

In 1997, the Company instituted a profit sharing plan under section 401(k) of the Internal Revenue Code. The plan allows all employees who are over 21 years old to defer a predetermined portion of their compensation for federal income tax purposes. Contributions by the Company are discretionary. During 2004, 2003 and 2002, the Company contributed approximately $219,000, $167,000 and $173,000, respectively, to the employee profit sharing plan.

Stock Option Plans

The Company established the Tejas Incorporated 1999 Stock Option Plan (“the 1999 Plan”) for employees, directors and consultants of the Company and its subsidiaries on October 15, 1999. Under the 1999 Plan, the Company was originally authorized to grant up to 600,000 shares of the Company’s common stock through incentive stock options or nonqualified stock options. In August 2000, the board of directors of the Company amended the 1999 Plan to increase the number of shares available to 800,000 shares of the Company’s common stock. In September 2004, the board of directors of the Company amended the 1999 Plan to increase the number of shares available to 2,000,000 shares of the Company’s common stock. The exercise price of each incentive stock option is determined by the Compensation Committee of the Company, and shall not be less than 100% of the fair market value of the stock on the grant date. Incentive stock options awarded to ten-percent owners of the Company’s common stock shall not have an exercise price of less than 110% of the fair market value of the stock on the grant date. Incentive stock options may only be granted to employees of the Company or a subsidiary.

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

During 2003, options totaling 200,000 shares were granted to employees under the 1999 Plan. The options vest ratably over three years, and expire five years from the date of the grant. The weighted average purchase price of the common stock is $1.25 per share. The options were granted at or above the market value of the Company’s common stock.

During 2004, options totaling 1,082,000 shares were granted to employees and consultants under the 1999 Plan. The options vest ratably over three years, and expire five years from the date of the grant. The weighted average purchase price of the common stock is $7.92 per share. The options were granted at or above the market value of the Company’s common stock.

TEJAS INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

A summary of the Company’s stock option and warrant activity, and related information for the years ended December 31, follows.

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Outstanding – beginning of year	644,126	$1.40	524,126	$2.77	965,838	$5.73
Granted	1,082,000	$7.92	200,000	$1.25	—	—
Exercised	(2,000)	$1.25	—	—	—	—
Forfeited	(244,126)	$1.63	(80,000)	$10.00	(441,712)	$9.24
Canceled	—	—	—	—	—	—
Outstanding – end of Year	1,480,000	$6.13	644,126	$1.40	524,126	$2.77

Exercisable – end of year	698,649	$4.69	510,786	$1.43	524,126	$2.77

The weighted average fair value of Company stock options, calculated using the Black Scholes option pricing model, granted during the years ended December 31, 2004 and 2003 were $0.54 and $0.17 per option, respectively.

The fair value of the options used to compute the pro forma amounts (Note 2(l)) is estimated using the Black Scholes option-pricing model with the following assumptions:

	2004	2003	2002
Risk-free interest rate	1.80%	3.01%	4.25%
Expected holding period	5 years	5 years	5 years
Expected volatility	.001	.001	.001
Expected dividend yield	0.00%	0.00%	0.00%

TEJAS INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

The following table summarizes the Company’s options outstanding and exercisable options at December 31, 2004:

				Stock Options
	Stock Options Outstanding			Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Exercise Price	Shares	Life	Price	Shares	Price
$ 1.25	398,000	2.4 years	$1.25	337,997	$1.25
$ 4.50	280,000	4.4 years	$4.50	93,333	$4.50
$ 9.00	747,000	4.8 years	$9.00	248,987	$9.00
$ 9.90	35,000	4.8 years	$9.90	11,666	$9.90
$12.00	20,000	5.0 years	$12.00	6,666	$12.00

	1,480,000			698,649

(14)	Earnings Per Share

Basic earnings per share are based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflect dilution from all contingently issuable shares, including options and convertible notes issued. Contingently issuable shares are not included in the weighted average number of shares when the inclusion would increase earnings per share.

TEJAS INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

Earnings per share is calculated as follows.

	2004	2003	2002
Basic earnings per share:
Net income	$7,281,404	847,130	290,052
Weighted average shares outstanding	3,025,048	3,024,048	3,024,048

Basic earnings per share	$2.41	0.28	0.10

Diluted earnings per share:
Net income	$7,281,404	847,130	290,052
Impact of assumed conversion of convertible debt	32,005	—	—

Income available to common stockholders after assumed conversions	$7,313,409	847,130	290,052

Weighted average shares outstanding	3,025,048	3,024,048	3,024,048
Effect of dilutive securities:
Options	415,344	103,704	27,358
Convertible debt	100,000	—	—

Weighted average shares outstanding	3,540,392	3,127,752	3,051,406

Diluted earnings per share	$2.07	0.27	0.10

The Company has included the dilutive effect of 1,480,000, 644,126 and 444,126 shares of the Company’s common stock for the years ended December 31, 2004, 2003 and 2002, respectively, in the computation of diluted earnings per share. Of the 1,480,000, 644,126 and 444,126 options issued by the Company, 415,344, 103,704 and 27,358 shares are included as dilutive securities on a weighted average basis for the years ended December 31, 2004, 2003 and 2002, respectively, as calculated under the Treasury Stock method. Options to purchase 80,000 shares of the Company’s common stock for the year ended December 31, 2002 were not included in the computation of diluted earnings per share because the options were antidilutive.

Options to purchase 200,000 shares of the Company’s common stock under the convertible notes payable were included in the computation of diluted earnings per share for the year ended December 31, 2004. Of the 200,000 shares, 100,000 were included as dilutive securities on a weighted average basis for the year ended December 31, 2004.

(15)	Off Statement of Financial Condition Risk

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

TEJAS INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

The Company is exposed should National Financial Services, the Company’s clearing organization, be unable to fulfill its obligations for securities transactions.

The Company deposits its cash with financial institutions. Periodically such balances exceed applicable FDIC insurance limits. As of December 31, 2004 and 2003, the Company had balances of $1,686,154 and $310,608, respectively, in excess of FDIC insurance limits.

The Company had two investment banking customers that generated approximately 29% of the Corporation’s total revenue for 2004.

(16)	Industry Segment Data

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

TEJAS INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

The following table presents segment revenues, income before income tax expense, and assets for the year ended December 31, 2004.

		Investment
	Brokerage	Banking	Total
Revenues from external customers	$30,082,476	18,339,975	48,422,451
Interest revenue	296,621	—	296,621
Interest expense	216,481	—	216,481
Depreciation and amortization	123,017	—	123,017
Income before income tax expense	7,106,849	4,959,463	12,066,312

Segment assets	22,522,856	—	22,522,856
Capital expenditures	58,604	—	58,604

The following table presents segment revenues, income before income tax expense, and assets for the year ended December 31, 2003.

		Investment
	Brokerage	Banking	Total
Revenues from external customers	$25,558,868	72,799	25,631,667
Interest revenue	1,064,441	—	1,064,441
Interest expense	227,919	—	227,919
Depreciation and amortization	120,642	—	120,642
Income before income tax expense	1,515,284	14,000	1,529,284

Segment assets	8,356,453	—	8,356,453
Capital expenditures	56,239	—	56,239

The following table presents segment revenues, income before income tax expense, and assets for the year ended December 31, 2002.

		Investment
	Brokerage	Banking	Total
Revenues from external customers	$20,894,690	335,663	21,230,353
Interest revenue	56,058	—	56,058
Interest expense	263,968	—	263,968
Depreciation and amortization	132,067	—	132,067
Income before income tax expense	428,375	159,877	588,252

Segment assets	9,274,938	—	9,274,938
Capital expenditures	10,169	—	10,169

TEJAS INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

(17)	Lease Commitments

The Company leases its office facilities and certain office equipment under operating and capital leases. The future minimum payments due under these leases as of December 31, 2004 are as follows:

	Operating	Capital
2005	$1,654,000	34,000
2006	1,087,000	20,000
2007	273,000	—
2008	74,000	—
2009	25,000	—

Minimum Commitments	$3,113,000	54,000

Less Interest		(2,000)

Net Present Value of Capital Lease Obligations		52,000

Office equipment, under capital leases, with a recorded cost of $96,716, net of depreciation of $55,534 as of December 31, 2004, collateralizes the above capital lease obligations and is included in the statements of financial condition under the caption of “Property and Equipment.” Depreciation expense for assets under capital lease was $32,239 and $23,295 in 2004 and 2003, respectively.

Rent expense amounted to approximately $1,504,000, $1,537,000 and $1,452,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Rent expense is reported net of sublease revenue which is disclosed below.

In January 2005, the Company subleased its Houston, Texas office space. Under the terms of the sublease agreement, the future minimum payments to be received are approximately $48,000 in 2005 and $32,000 in 2006.

In June 2003, the Company subleased a portion of its Austin, Texas headquarters, furniture and equipment effective June 15, 2003 through February 2008. Under the terms of the sublease agreement, the future minimum payments to be received are approximately $106,000 in 2005 and 2006, and approximately $18,000 in 2007. During 2004 and 2003, the Company received approximately $92,000 and $35,000, respectively, in relation to this sublease agreement.

In December 2000, the Company subleased a portion of its Austin, Texas headquarters, furniture and equipment effective January 1, 2001 through March 2003. The Company received approximately $182,000 and $660,000 during 2003 and 2002, respectively, in relation to these sublease agreements.

In September 2002, the Company subleased its Atlanta, Georgia office space. Under the terms of the sublease agreement, the future minimum payments to be received are approximately $63,000 in 2005. The Company received approximately $91,000, $83,000 and $10,000 during 2004, 2003 and 2002, respectively, in relation to this sublease agreement.

TEJAS INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

(18)	Contingencies

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

(19)	Net Capital Requirements

Tejas Securities, as a registered fully licensed broker and dealer in securities, is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1 of the Securities Exchange Act of 1934, as amended). Under this rule, Tejas Securities is required to maintain a minimum “net capital” and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. Rule 15c3-1 also provides that equity capital may not be withdrawn or cash dividends paid by Tejas Securities if the resulting net capital ratio would exceed 10 to 1. At December 31, 2004, the minimum “net capital” requirement for Tejas Securities was $250,000. “Net capital” at December 31, 2004 aggregated $3,637,595. Tejas Securities’ ratio of aggregate indebtedness to net capital was 1.83 to 1 at December 31, 2004.

(20)	Other Related Party Transactions

On October 15, 2004, the Company entered into a purchase agreement with a member of the Company’s board of directors, and Seton Securities Group, Inc. (“Seton”), a broker-dealer controlled by that director, whereby the director and Seton would purchase the assets and operations of the Company’s New Jersey branch office by December 31, 2004 for nominal consideration. As part of the agreement with the director, Seton entered into a sublease agreement for the New Jersey office space for the remaining lease term. The sublease agreement will take effect upon the closing of the purchase agreement. The director exercised an option to extend the closing date to June 30, 2005 in exchange for consideration of $10,000 payable to the Company. Additionally, the Company entered into a memorandum of understanding whereby the Company would maintain a trading account on behalf of Seton, and the net profits from the trading account would be paid to Seton. As of December 31, 2004, the Company had paid Seton approximately $50,000, which represented the net profit on the trading account.

The employees, officers and management of the Company may maintain personal accounts with the Company. When the Company executes securities transactions on behalf of its employees, officers and management, those transactions are executed at current market prices, plus execution costs. All officers of the Company, one of which is a majority owner, routinely conduct such transactions for their own accounts, and management of the Company deems the transactions to be arms length transactions. The majority owner of the Company also makes many of the proprietary trading decisions for the Company, including securities transactions between that individual and the Company.

TEJAS INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

(21)	Subsequent Events

On February 22, 2005, the Company purchased an office building through its newly formed wholly-owned subsidiary, TI Building Partnership, Ltd. The Company plans on relocating its Austin, Texas headquarters during 2005 to the new Austin location. The office building was purchased at a price of approximately $3,470,000, with $2,200,000 being financed through a credit union. The loan agreement accrues interest at a rate of 5.75% per annum, with monthly installments of $18,840 through February 2011, at which time the outstanding principal and accrued interest shall be due and payable.

On February 3, 2005, the Company issued 1,600,000 shares of its common stock through a secondary public offering. As a result of the offering, the Company received approximately $23,629,000 in net proceeds. On February 25, 2005, the underwriter for the secondary public offering exercised their option to purchase an additional 60,000 shares of the Company’s common stock. As a result of the option exercise, the Company received approximately $888,000 in net proceeds.

On February 10, 2005, the Company repaid the remaining balance of $1,730,000, plus interest, from the February 2004 term loan agreement with a bank with proceeds from the February 2005 secondary public offering.

(22)	Quarterly Results (Unaudited)

The following tables set forth selected quarterly consolidated statements of operations information for the years ended December 31, 2004 and 2003.

	First	Second	Third	Fourth
2004	Quarter	Quarter	Quarter	Quarter
Total revenue	$6,033,379	7,527,704	4,998,715	30,120,498
Income (loss) before income tax expense (benefit)	259,124	1,219,540	(814,973)	11,402,621
Net income (loss)	144,336	718,129	(538,550)	6,957,489
Basic earnings (loss) per share:
Net income (loss)	0.05	0.24	(0.18)	2.30
Diluted earnings (loss) per share:
Net income (loss)	0.04	0.24	(0.18)	1.98

	First	Second	Third	Fourth
2004	Quarter	Quarter	Quarter	Quarter
Total revenue	$9,374,121	5,657,298	5,615,273	5,937,068
Income before income tax expense	818,481	104,474	300,792	305,637
Net income	485,629	53,791	169,856	137,854
Basic earnings per share:
Net income	0.16	0.02	0.06	0.04
Diluted earnings per share:
Net income	0.16	0.02	0.05	0.04

(a) Exhibits:

Exhibit
Number	Description of Exhibits
1.0	Form of Underwriting Agreement between Tejas Incorporated and C.E. Unterberg, Towbin, LLC (incorporated herein by reference to Exhibit 1.0 of the registrant’s Amendment No. 1 to Registration Statement on Form S-1, filed on January 20, 2005)

3.1	Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form 10-12(g) (File No. 000-29235))

3.2	Bylaws (Incorporated herein by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form 10-12(g) (File No. 000-29235))

3.3	Certificate of Amendment to Certificate of Incorporation (Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed on June 25, 2001)

3.4	Certificate of Amendment to Certificate of Incorporation (Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed on June 20, 2002)

3.5	Certificate of Ownership and Merger Merging Tejas International into Westech Capital Corp. (incorporated by reference to Exhibit 3.5 of the registrant’s Registration Statement on Form S-1, filed on December 22, 2004)

4.1†	Shareholder Agreement, dated November 23, 1999, between John Ohmstede, John Glade, Michael Hidalgo, Jon McDonald, Britt Rodgers, Bob Sternberg, Mike Wolf, Greg Woodby and the Company (Incorporated herein by reference to Exhibit 4.3 to the registrant’s Registration Statement on Form 10-12(g) (File No. 000-29235))

10.1†	First Amended and Restated Westech Capital Corp. 1999 Stock Option Plan

10.2†	Form of Incentive Stock Option Agreement (Incorporated herein by reference to Exhibit 10.3 to the registrant’s Registration Statement on Form 10-12(g)) (File No. 000-29235)

10.3†	Form of Nonqualified Stock Option Agreement (Incorporated herein by reference to Exhibit 10.4 to the registrant’s Registration Statement on Form 10-12(g)) (File No. 000-29235)

10.4	Lease Agreement, effective as of September 30, 1999, by and between Westech Capital Corp. and Desta Two Partnership, Ltd. (Incorporated herein by reference to Exhibit 10.5 to the registrant’s Registration Statement on Form 10-12(g)) (File No. 000-29235)

10.5†	Employment and Confidentiality Agreement, dated as of August 30, 1999, between Tejas Securities Group, Inc. and Charles Mayer (Incorporated herein by reference to Exhibit 10.6 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.6†	Employment and Confidentiality Agreement, dated as of June 1, 2004, between Westech Capital Corp. and Kurt J. Rechner (Incorporated herein by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

10.7†	Employment and Confidentiality Agreement, dated as of June 1, 2004, between Westech Capital Corp. and John F. Garber (Incorporated herein by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

10.8†	Modification of employment agreement between Charles H. Mayer and Tejas Securities Group, Inc., dated January 1, 2001 (Incorporated herein by reference to Exhibit 10.19 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.9	Agreement, dated December 3, 2001, with Correspondent Services Corporation (Incorporated herein by reference to Exhibit 10.9 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.10	Promissory note agreement dated February 17, 2004 between First United Bank and the Company

10.11†	Employment and Confidentiality Agreement, dated as of June 1, 2004, between Westech Capital Corp. and Mark M. Salter (Incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

10.12	Promissory note agreement dated July 7, 2004 between Westech Capital Corp. and Salter Family Partners, Ltd. (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

10.13	Agreement, dated as of October 15, 2004, between Westech Capital Corp. and Charles H. Mayer (Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed on November 8, 2004)

1

Exhibit
Number	Description of Exhibits
10.14	Agreement Regarding Contract between Blake Byram and TI Building Partnership, Ltd. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on February 18, 2005)

10.15	Real Estate Purchase and Sale Agreement, and the first and second amendments thereto, between Blake Byram and 8226 Bee Caves, Ltd. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on February 18, 2005)

10.16*	Promissory Note, dated February 22, 2005, made by TI Building Partnership, Ltd. for the benefit of Community Credit Union

21.1*	Subsidiaries of the Registrant

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm

23.2*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

23.3*	Consent of Helin Donovan Trubee & Wilkinson, LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer under Securities Exchange Act Rules 13a-14 or 15d-14

31.2*	Certification of Chief Financial Officer under Securities Exchange Act Rules 13a-14 or 15d-14

32.1*	Certifications of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certifications of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.

2