Form 10-Q
period 2005-03-31
Tejas Inc
filed 2005-05-13
CIK 869688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________to ____________

Commission File Number
000-29235

TEJAS INCORPORATED

(Exact Name of Registrant as Specified in its Charter)

DELAWARE	13-3577716

(State or other jurisdiction of incorporation)	(IRS Employer
Identification No.)

2700 Via Fortuna, Suite 400, Austin, Texas 78746

(Address of Principal Executive Offices)   (Zip Code)

(512) 306-8222

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark ✓ whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐

Indicate by check mark ✓ whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐      No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 30, 2005, the Registrant had the following number of shares of common stock, $0.001 par value per share, outstanding 4,700,713.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

TEJAS INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	March 31,	December 31,
	2005	2004
	(Unaudited)
Assets
Cash and cash equivalents	$2,401,898	1,959,719
Receivable from clearing organization	1,983,744	3,737,741
Receivables from employees and stockholders	20,352	20,000
Federal income tax receivable	433,745	—
Securities owned, at market value	40,876,038	15,956,971
Property and equipment, net	3,682,676	265,238
Goodwill	138,215	138,215
Prepaid expenses and other assets	1,506,834	444,972

Total assets	$51,043,502	22,522,856

Liabilities and Stockholders’ Equity

Accounts payable, accrued expenses and other liabilities	$4,791,029	5,923,979
Securities sold, not yet purchased	2,610,411	90,838
Federal income tax payable	—	1,664,171
Deferred tax liability, net	3,119,133	1,398,759
Notes payable	2,200,000	1,800,000
Notes payable to stockholder	1,000,000	1,000,000

Total liabilities	13,720,573	11,877,747

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value 10,000,000 shares authorized; 4,686,048 and 3,026,048 issued and outstanding at March 31, 2005 and December 31, 2004, respectively	4,686	3,026
Additional paid in capital	26,556,850	2,223,267
Retained earnings	10,761,393	8,418,816

Total stockholders’ equity	37,322,929	10,645,109

Total liabilities and stockholders’ equity	$51,043,502	22,522,856

See accompanying notes to consolidated financial statements.

TEJAS INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended
	March 31,
	2005	2004
Revenue:
Commissions from agency transactions	$1,987,756	727,176
Commissions from principal transactions	4,550,507	4,771,380
Underwriting and investment banking income	4,109,296	25,892
Net dealer inventory and investment income, net of trading interest expense of $235,773 and $12,644, for the three months ended March 31, 2005 and 2004, respectively	1,980,448	490,323
Other income	126,740	18,612

Total revenue	12,754,747	6,033,383

Expenses:
Commissions, employee compensation and benefits	6,606,059	4,354,747
Clearing and floor brokerage	244,389	155,480
Communications and occupancy	567,584	500,718
Professional fees	403,574	183,779
Interest, including $24,658 for the three months ended March 31, 2005 to related parties	60,904	19,967
Other	1,148,001	559,568

Total expenses	9,030,511	5,774,259

Income before income tax expense	3,724,236	259,124
Income tax expense	1,381,659	114,788

Net income	$2,342,577	144,336

Earnings per share:
Basic	$0.59	0.05

Diluted	$0.47	0.04

Weighted average shares outstanding:
Basic	3,973,826	3,024,048

Diluted	4,968,111	3,372,360

See accompanying notes to consolidated financial statements.

TEJAS INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net income	$2,342,577	144,436
Adjustments to reconcile net income to net cash used in operating activities:
Deferred tax expense	1,720,374	31,838
Depreciation and amortization expense	47,574	30,480
Non-cash compensation expense	—	50,000
Changes in operating assets and liabilities
Receivable from/payable to clearing organization	1,753,997	98,068
Receivables from employees and stockholders	(352)	29,164
Federal income tax receivable	(433,745)	(4,174)
Securities owned	(24,919,067)	(2,491,888)
Other investment	—	1,155,000
Prepaid expenses and other assets	(1,061,862)	(72,028)
Accounts payable, accrued expenses and other liabilities	(1,125,029)	(227,018)
Securities sold, not yet purchased	2,519,573	391,624
Federal income tax payable	(1,664,171)	—

Net cash used in operating activities	(20,820,131)	(864,498)

Cash flows from investing activities:
Purchase of property and equipment	(3,465,012)	(5,467)

Net cash used in investing activities	(3,465,012)	(5,467)

Cash flows from financing activities:
Payments on capital lease	(7,921)	(7,369)
Proceeds from notes payable, net of repayments	400,000	774,900
Proceeds from issuance of common stock	24,335,243	—

Net cash provided by financing activities	24,727,322	767,531

Net increase (decrease) in cash and cash equivalents	442,179	(102,434)
Cash and cash equivalents at beginning of period	1,959,719	551,857

Cash and cash equivalents at end of period	$2,401,898	449,423

Supplemental disclosures:
Interest paid	$47,831	19,967
Taxes paid	$1,750,300	92,045
Summary of non-cash transactions:

In January 2004, the Company forgave $50,000 of an officer’s note receivable which has been recorded as compensation expense.

See accompanying notes to consolidated financial statements.

TEJAS INCORPORATED AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

(1) General

Tejas Incorporated, a Delaware corporation (“Tejas”), is a holding company whose primary operating subsidiary is Tejas Securities Group, Inc., a Texas corporation (“TSG”). TSG is engaged in the business of providing brokerage and related financial services to institutional and retail customers nationwide. References to the “Company” within the Form 10-Q are to Tejas and its subsidiaries.

Tejas was incorporated as a shell corporation in New York on July 18, 1990, and made an initial public offering in November 1991. On August 27, 1999, Tejas was acquired by TSG in a reverse merger. On August 29, 2001, Tejas acquired all of the outstanding minority interest in TSG.

On November 8, 2004, Tejas’ board of directors declared a 100% stock dividend payable on November 22, 2004 to holders of record as of November 21, 2004. The stock dividend was paid on November 22, 2004, resulting in the issuance of 1,513,024 shares of Tejas’ common stock. As a result of this stock dividend, earnings per share amounts and all share amounts for prior periods as disclosed on the consolidated statements of financial condition, consolidated statements of operations and notes to the unaudited consolidated financial statements have been restated to reflect the shares outstanding as though the stock dividend had taken effect in the earliest period presented.

On February 3, 2005, Tejas issued 1,600,000 shares of its common stock through a secondary public offering. On February 25, 2005, the underwriter for the secondary public offering exercised their option to purchase an additional 60,000 shares of Tejas’ common stock.

Tejas’ business is conducted from its headquarters at 2700 Via Fortuna, Suite 400, Austin, Texas, with a branch office in Clayton, Missouri. Tejas is a registered broker-dealer and investment advisor offering: (i) brokerage services to retail and institutional customers; (ii) high quality investment research to institutional and retail customers; (iii) market-making activities in stocks traded on the Nasdaq National Market System and other national exchanges; and (iv) investment banking services.

On October 15, 2004, Tejas entered into a purchase agreement with Mr. Charles Mayer, a director and former employee of Tejas’, and Seton Securities Group, Inc. (“Seton”), a company controlled by Mr. Mayer, whereby Mr. Mayer and Seton would purchase the assets and operations of TSG’s New Jersey branch office by December 31, 2004. In the event the transaction was not completed by December 31, 2004, Mr. Mayer had the option of extending the closing date through June 30, 2005 in exchange for consideration of $10,000 to be paid to TSG. Mr. Mayer exercised his option to extend the closing date, and TSG completed the sale of its New Jersey branch office effective March 31, 2005.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions for Form 10-Q and, therefore should be read in conjunction with the Company’s 2004 Form 10-K. All adjustments (consisting of only normal recurring adjustments) that are necessary in the opinion of management for a fair presentation of the interim consolidated financial statements have been included. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results for the year ending December 31, 2005.

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

TEJAS INCORPORATED AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

The pro forma disclosures below use the fair value method of SFAS No. 123 to measure compensation expense for stock-based employee compensation plans. There were no stock based employee compensation costs included in the determination of net income as reported for the three months ended March 31, 2005 and 2004, respectively.

	For the Three Months Ended
	March 31,
	2005	2004
Net income as reported for
Basic	$2,342,577	144,336
Deduct or add stock-based
compensation expense determined under the fair value based method	$(66,758)	(3,791)

Pro forma net income for
Basic	$2,275,819	140,545

Net income as reported for
Diluted	$2,358,851	144,336

Deduct or add stock-based
compensation expense determined under the fair value based method	(66,758)	(3,791)

Pro forma net income for
Diluted	$2,292,093	140,545

Earnings per share:
Basic – as reported	$0.59	0.05
Basic – pro forma	$0.57	0.05

Diluted – as reported	$0.47	0.04
Diluted – pro forma	$0.46	0.04

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

(2) Net Capital

TSG is subject to SEC Rule 15c3-1, Net Capital Requirements For Brokers or Dealers (the “Rule”), which establishes minimum net capital requirements for broker-dealers. The Rule is designed to measure financial integrity and liquidity in order to assure the broker-dealer’s financial stability within the securities market. The net capital required under the Rule depends in part upon the activities engaged in by the broker-dealer.

TEJAS INCORPORATED AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

TSG elects to use the basic method of the Rule, which requires it to maintain minimum net capital equal to the greater of $250,000 or 6-2/3% of aggregate indebtedness. Minimum net capital requirements may be as great as $1,000,000 depending upon the number and value of securities in which TSG makes markets. As of March 31, 2005, TSG’s net capital of $8,275,376 was $7,944,605 in excess of the minimum required. TSG’s ratio of aggregate indebtedness to net capital was 0.60 to 1 at March 31, 2005.

(3) Securities Owned And Securities Sold, Not Yet Purchased

At March 31, 2005 and December 31, 2004, securities owned and sold, not yet purchased consisted of the following:

	2005		2004
		Sold, not yet		Sold, not yet
	Owned	purchased	Owned	purchased
State and municipal obligations	$—	—	20,000	59,490
US Government bonds	11,619,562	734,375	—	—
Corporate bonds and notes	6,405,666	1,337,500	23,813	24,750
Equity securities	10,668,060	538,536	6,997,658	6,598
Warrants	12,182,750	—	8,915,000	—

	$40,876,038	2,610,411	15,956,971	90,838

For the three months ended March 31, 2005, the unrealized gain associated with securities owned and securities sold, not yet purchased was $258,712. Approximately 13% of the value of total assets as of March 31, 2005 related to a single equity security.

(4) Notes Payable

On February 17, 2004, the Company entered into an agreement with First United Bank to borrow $2,500,000 for operating and financing purposes. The loan was due on demand or by February 15, 2007 if no demand was made. The loan accrued interest at prime plus 2% and was to be repaid in equal monthly payments of $70,000, plus accrued interest, commencing on March 15, 2004. On February 10, 2005, the loan was paid in full with proceeds from the Company’s February 3, 2005 secondary public offering.

On July 7, 2004, the Company entered into a subordinated convertible promissory note agreement with Salter Family Partners, Ltd., a family limited partnership controlled by Mark M. Salter, the Company’s Chief Executive Officer, to borrow $1,000,000 for operating purposes. Under the terms of the promissory note, the Company will make quarterly interest payments at a rate of 10% per annum. The promissory note is unsecured. The maturity date of the note is December 1, 2005, at which time all remaining unpaid principal and interest is due. If (i) the closing price of the Company’s common stock is less than $1.00 per share for ten consecutive trading days, (ii) Mr. Salter is no longer employed by us (other than by death or disability), or (iii) the net liquidating equity of TSG held at its clearing organization as of the last business day of a calendar month is less than $2,000,000, then an event of default will exist under the promissory note and Mr. Salter is entitled to declare the amounts outstanding under the promissory note immediately due and payable. The promissory note is convertible at any time into the Company’s common stock in an amount equal to the unpaid principal divided by the conversion price of $5.00 per share. At such time as the Company is authorized to issue preferred stock, Mr. Salter may convert the promissory note into the Company’s preferred stock in an amount equal to the unpaid principal divided by the conversion price of $5.00 per share. The promissory note is convertible until the note is repaid. Although the Company’s certificate of incorporation does not authorize the issuance of preferred stock, the Company has agreed to take certain actions to amend its certificate of incorporation to authorize the issuance of shares of preferred stock. The Company has also granted Mr. Salter, through Salter Family Partners, Ltd., certain piggyback registration rights for the shares into which the note may be converted. The balance of the promissory note was $1,000,000 at March 31, 2005.

TEJAS INCORPORATED AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

On February 22, 2005, the Company borrowed $2.2 million from Commercial Credit Union, or CCU, to finance in part the purchase price of an office building. The borrowing accrues interest at a rate of 5.75% per annum, with monthly payments of $13,840 through February 2011, at which time the outstanding principal and accrued interest shall be due and payable. The building and real property on which it sits secures the repayment of such borrowing. In connection with this acquisition, John J. Gorman, the Company’s Chairman, agreed to (1) indemnify CCU against any losses incurred by CCU as a result of any violations of environmental laws or certain building laws related to such real property and (2) provide a limited guarantee of the Company’s performance under certain provisions of the deed of trust entered into in connection with such financing. The balance of the promissory note was $2,200,000 at March 31, 2005.

On May 10, 2005, the Company borrowed $1,760,000 from First United Bank to finance in part the purchase price of an office building. Pursuant to the terms of a promissory note, the borrowing accrues interest at a rate of 6.75% per annum, with monthly installments of $13,388 through May 2010, at which time the outstanding principal and accrued interest on the note shall be due and payable.

TEJAS INCORPORATED AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

(5) Earnings Per Share

Basic earnings per share are based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflects dilution from all contingently issuable shares, including options issued during the three month periods ended March 31, 2005 and 2004. Contingently issuable shares are not included in the weighted average number of shares when the inclusion would increase net income per share or decrease the net loss per share.

Earnings per share are calculated as follows.

	For the Three Months
	Ended March 31,
	2005	2004
BASIC EARNINGS PER SHARE:
Net income	$2,342,577	144,336
Weighted average shares outstanding	3,973,826	3,024,048

Basic earnings per share	$0.59	0.05

DILUTED EARNINGS PER SHARE:
Net income	$2,342,577	144,336
Add: Interest on 10% convertible debt	16,274	—
Net income available to common stockholders after assumed conversion	2,358,851	144,336

Weighted average shares outstanding	3,973,826	3,024,048
Effect of dilutive securities:
Options	794,285	348,312
10% convertible debt	200,000	—
Weighted average shares outstanding	4,968,111	3,372,360

Diluted earnings per share	$0.47	0.04

Options to purchase 1,800,000 shares of the Company’s common stock for the three months ended March 31, 2005 were included in the computation of diluted earnings per share. Of the 1,800,000 options issued by the Company, 794,285 shares were included as dilutive securities on a weighted average basis for the three months ended March 31, 2005, as calculated under the Treasury Stock method. Options to purchase 200,000 shares of the Company’s common stock under the convertible notes payable for the three months ended March 31, 2005 were included in the computation of diluted earnings per share. Options to purchase 644,126 shares of the Company’s common stock for the three months ended March 31, 2004 were included in the computation of diluted earnings per share. Of the 644,126 options issued by the Company, 348,312 shares were included as dilutive securities on a weighted average basis for the three months ended March 31, 2004, as calculated under the Treasury Stock method.

TEJAS INCORPORATED AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

(6) Industry Segment Data

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

The following table presents segment revenues, income before income tax expense, and assets for the three months ended March 31, 2005.

		Investment
	Brokerage	Banking	Total
Revenues from external customers	$8,881,224	4,109,296	12,990,520
Interest revenue	—	—	—
Interest expense	296,677	—	296,677
Depreciation and amortization	47,574	—	47,574
Income (loss) before income tax expense	1,738,532	1,985,704	3,724,236

Segment assets	51,043,502	—	51,043,502
Capital expenditures	3,465,012	—	3,465,012

The following table presents segment revenues, income before income tax expense, and assets for the three months ended March 31, 2004:

		Investment
	Brokerage	Banking	Total
Revenues from external customers	$5,996,906	25,892	6,022,798
Interest revenue	23,229	—	23,229
Interest expense	32,611	—	32,611
Depreciation and amortization	30,480	—	30,480
Income before income tax expense	249,232	9,892	259,124

Segment assets	9,530,994	—	9,530,994
Capital expenditures	5,467	—	5,467

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements and Risk Factors

From time to time, we make statements (including some contained in this report) which predict or forecast future events or results, which depend on future events for their accuracy, which embody projections or that otherwise contain “forward-looking information.” These statements may relate to, among other things, anticipated revenues or earnings per share, the adequacy of our capital and liquidity or the adequacy of our reserves for contingencies, including litigation.

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

Brokerage Services

We provide brokerage services to approximately 500 institutional clients and a network of retail clients. The majority of our brokerage revenues are derived from research driven recommendations. We offer clients the ability to buy and sell fixed income products, equity securities, security options, mutual funds and other investment securities. Our fixed income products include distressed corporate bonds, bank notes issued by distressed companies, mortgage-backed derivative products, municipal bonds, and government and government-backed securities. Through our Austin operations, we are a market maker for approximately 45 public companies whose stocks are traded on the Nasdaq Stock Market. We are also a dealer in New York Stock Exchange listed securities and other non-listed securities.

Investment Banking

In 2004, we began to focus more attention on our investment banking efforts, particularly in assisting public companies raise capital. We have also provided bankruptcy and restructuring advisory services in order to enhance returns for our clients, though this activity has not generated any advisory fees to date. We believe, however, that providing these services will help build client relationships and, in the future, we will generate revenues from these and other types of advisory services.

Critical Accounting Policies

Our critical accounting policies are described in the Company’s 2004 Form 10-K.

Results of Operations

The revenues and operating expenses of our operating subsidiary, TSG, are influenced by fluctuations in the equity and debt markets, general economic and market conditions, as well as TSG’s ability to identify investment opportunities for its trading accounts and its customer accounts. Currently, TSG’s revenue is derived primarily from principal debt and equity transactions, which generate both commission revenue and investment income. Our revenues may fluctuate from quarter to quarter due to some seasonality of our revenue cycle.

Our total revenues were $12,754,747 for the three months ended March 31, 2005, which was an increase of $6,721,364 or 111% from $6,033,383 for the three months ended March 31, 2004. The reasons for the changes are set forth below.

Commission revenues from agency and principal transactions were $6,538,263 for the three months ended March 31, 2005, which was an increase of $1,039,707 from $5,498,556 for the three months ended March 31, 2004. The overall increase in commission revenue is primarily the result of an increase in equity securities commissions and government agency securities from the same period in the prior year. Commission revenues decreased to 51.3% of total revenues for the three months ended March 31, 2005 from 91.1% of total revenues for the three months ended March 31, 2004.

Underwriting and investment banking revenues were $4,109,296 for the three months ended March 31, 2005, which was an increase of $4,083,404 from $25,892 for the three months ended March 31, 2004. The increase in investment banking revenues for the three months ended March 31, 2005 is due to the completion of one private placement during the first quarter of 2005. No significant investment banking activity occurred during the first quarter of 2004. Underwriting and investment banking revenues increased to 32.2% of total revenues for the three months ended March 31, 2005 from 0.4% of total revenues for the three months ended March 31, 2004.

Net dealer inventory and investment income was $1,980,448 for the three months ended March 31, 2005, which was an increase of $1,490,125 from $490,323 for the three months ended March 31, 2004. The increase in inventory and investment income for the three months ended March 31, 2005 resulted from realized trading gains. Net unrealized trading gains for the three months ended March 31, 2005 were $258,712. Net realized trading gains for the three months ended March 31, 2005 were $1,721,736. Net dealer inventory and investment income increased to 15.5% of total revenues for the three months ended March 31, 2005 from 8.1% of total revenues for the three months ended March 31, 2004.

Other income was $126,740 for the three months ended March 31, 2005, which was an increase of $108,128 from $18,612 for the three months ended March 31, 2004. The increase was due to fees earned in the first quarter of 2005 relating to our research department. Other income increased to 1.0% of total revenues for the three months ended March 31, 2005 from 0.3% of total revenues for the three months ended March 31, 2004.

Total expenses were $9,030,511 for the three months ended March 31, 2005, which was an increase of $3,256,252 or 56% from $5,774,259 for the three months ended March 31, 2004. The explanations for the changes are set forth below.

Commissions, employee compensation and benefits were $6,606,059 for the three months ended March 31, 2005, which was an increase of $2,251,312 from $4,354,747 for the three months ended March 31, 2004. Commission expense was $4,121,672 for the three months ended March 31, 2005, which was an increase of $1,500,994 from $2,620,678 for the three months ended March 31, 2004. The increase in commission expense for the period is due to the increase in commission revenues and investment banking revenues from the comparable period in the prior year. General and administrative salaries and other employee benefits for the three months ended March 31, 2005 increased $750,318 over the same period in 2004 as a result of increased employee benefits. Commissions, employee compensation and benefits decreased to 51.8% of total revenues for the three months ended March 31, 2005 from 72.2% of total revenues for the three months ended March 31, 2004.

Clearing and floor brokerage costs were $244,389 for the three months ended March 31, 2005, which was an increase of $88,909 from $155,480 for the three months ended March 31, 2004. The overall increase in clearing and floor brokerage costs for the three months ended March 31, 2005 resulted from an increase in trading activity in the over-the-counter equity markets and on the national exchanges. Clearing and floor brokerage costs decreased to 1.9% of total revenues for the three months ended March 31, 2005 from 2.6% of total revenues for the three months ended March 31, 2004.

Communications and occupancy charges were $567,587 for the three months ended March 31, 2005, which was an increase of $66,866 from $500,718 for the three months ended March 31, 2004. The increase in communications and occupancy charges resulted from additional usage of news and quote services to support sales and trading activities. Communications and occupancy charges decreased to 4.4% of total revenues for the three months ended March 31, 2005 from 8.3% of total revenues for the three months ended March 31, 2004.

Professional fees were $403,574 for the three months ended March 31, 2005, which was an increase of $219,795 from $183,779 for the three months ended March 31, 2004. The increase is primarily due to additional professional fees associated with investment banking opportunities and fees associated with Sarbanes-Oxley compliance. Professional fees increased to 3.2% of total revenues for the three months ended March 31, 2005 from 3.0% of total revenues for the three months ended March 31, 2004.

Other expenses were $1,208,905 for the three months ended March 31, 2005, which was an increase of $629,370 from $579,535 for the three months ended March 31, 2004. The overall increase in other expenses during the three months ended March 31, 2005 is the result of corporate charitable contributions and travel related expenses for sales and investment banking personnel. Other expenses decreased to 9.5% of total revenues for the three months ended March 31, 2005 from 9.6% of total revenues for the three months ended March 31, 2004.

Income tax expense was $1,381,659 for the three months ended March 31, 2005, which was an increase of $1,266,871 from $114,788 for the three months ended March 31, 2004. The overall increase in income tax expense for the three months ended March 31, 2005 is due to the increase in taxable income. Our effective tax rate was 37% and 44% for the three months ended March 31, 2005 and 2004, respectively. Our effective tax rate differs from the federal statutory tax rate as a result of estimated state income taxes and non-deductible expenses.

Net income was $2,342,577 for the three months ended March 31, 2005, which was an increase of $2,198,241 or 1523% from $144,336 for the three months ended March 31, 2004.

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

On February 17, 2004, we entered into an agreement with First United Bank to borrow $2,500,000 for operating and financing purposes. The loan was due on demand or by February 15, 2007 if no demand was made. The loan accrued interest at prime plus 2% and was to be paid in equal monthly payments of $70,000, plus accrued interest, commencing on March 15, 2004. On February 10, 2005, we repaid the remaining balance of $1,730,000, plus interest, from the loan with First United Bank with proceeds from our February 3, 2005 public offering.

On July 7, 2004, we entered into a subordinated convertible promissory note agreement with Salter Family Partners, Ltd., a family limited partnership controlled by Mark M. Salter, our Chief Executive Officer, to borrow $1,000,000 for operating purposes. Under the terms of the promissory note, we will make quarterly interest payments at a rate of 10% per annum. The promissory note is unsecured. The maturity date of the note is December 1, 2005, at which time all remaining unpaid principal and interest is due. If (i) the closing price of our common stock is less than $1.00 per share for ten consecutive trading days, (ii) Mr. Salter is no longer employed by us (other than by death or disability), or (iii) the net liquidating equity of TSG held at its clearing organization as of the last business day of a calendar month is less than $2,000,000, then an event of default will exist under the promissory note and Mr. Salter is entitled to declare the amounts outstanding under the promissory note immediately due and payable. The promissory note is convertible at any time into our common stock in an amount equal to the unpaid principal divided by the conversion price of $5.00 per share. At such time as we are authorized to issue preferred stock, Mr. Salter may convert the promissory note into our preferred stock in an amount equal to the unpaid principal divided by the conversion price of $5.00 per share. The promissory note is convertible until the note is repaid. Although our certificate of incorporation does not authorize the issuance of preferred stock, we have agreed to take certain actions to amend our certificate of incorporation to authorize the issuance of shares of preferred stock. We have also granted Mr. Salter, through Salter Family Partners, Ltd., certain piggyback registration rights for the shares into which the note may be converted.

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

On February 22, 2005, we purchased an office building through our newly formed wholly-owned subsidiary, TI Building Partnership, Ltd. We plan on relocating our Austin, Texas headquarters during 2005 to the new Austin location. The office building was purchased at a price of approximately $3,470,000, with $2,200,000 being financed through Community Credit Union, or CCU. Pursuant to the terms of a promissory note, this borrowing accrues interest at a rate of 5.75% per annum, with monthly installments of $13,840 through February 2011, at which time the outstanding principal and accrued interest on the note shall be due and payable. In connection with this acquisition, John J. Gorman, our Chairman, agreed to (1) indemnify CCU against any losses incurred by CCU as a result of any violations of environmental laws or certain building laws related to such real property and (2) provide a limited guarantee of our performance under certain provisions of the deed of trust entered into in connection with such financing.

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

Our trading securities were $40,876,038 in long positions and $2,610,411 in short positions as of March 31, 2005. These trading securities may be exchange listed, listed on the Nasdaq Stock Market, warrants or over-the-counter securities, or with limited market activity on both long and short positions. The potential loss in fair value, using a hypothetical 10% decline in prices, is estimated to be $4,349,000 as of March 31, 2005. A 10% hypothetical decline was used to represent a significant and plausible market change.

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

Item 4. Controls and Procedures

At March 31, 2005, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2005, our disclosure controls and procedures were effective.

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

Item 5. Other Information

On May 9, 2005, we entered into a binding Letter of Intent (“LOI”) to acquire Capital & Technology Advisors Inc. (“CTA”), a full-service advisory and consulting firm based in Albany, New York. Under the terms of the LOI, we would acquire CTA for approximately $65 million, consisting of approximately $60 million in restricted common stock and $5 million in cash. As part of the LOI, we agreed to fund an Option Payment (“Option”) in the amount of $2,000,000 on May 10, 2005. The Option is refundable if CTA terminates this LOI and enters into an alternative purchase agreement with another company. In that event, we will be entitled to receive our Option in full, plus a break-up fee that shall not exceed $4,000,000. Upon closing of the acquisition, CTA would become a wholly-owned subsidiary of ours.

On May 10, 2005, we purchased an office building through our wholly-owned subsidiary, TI Building Partnership, Ltd. The office building was purchased at a price of approximately $2,100,000, with $1,760,000 being financed through First United Bank. Pursuant to the terms of a promissory note, this borrowing accrues interest at a rate of 6.75% per annum, with monthly installments of $13,388 through May 2010, at which time the outstanding principal and accrued interest on the note shall be due and payable.

Item 6. Exhibits

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBITS
10.1	Agreement Regarding Contract between Blake Byram and TI Building Partnership, Ltd. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on February 18, 2005)

10.2	Real Estate Purchase and Sale Agreement, and the first and second amendments thereto, between Blake Byram and 8226 Bee Caves, Ltd. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on February 18, 2005)

10.3	Promissory Note, dated February 22, 2005, made by TI Building Partnership, Ltd. for the benefit of Community Credit Union (incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K filed on March 31, 2005)

10.4	Agreement Regarding Contract between CNW2, Inc. and TI Building Partnership, Ltd. (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on April 25, 2005)

10.5	Real Estate Purchase and Sale Agreement, between CNW2, Inc. and Catalyst Development II, LP (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed on April 25, 2005)

10.6*	Promissory Note, dated May 9, 2005, made by TI Building Partnership, Ltd. for the benefit of First United Bank

10.7*	Letter of Intent, dated May 9, 2005, between Tejas Incorporated and Capital & Technology Advisors Inc.

31.1*	Certification of Chief Executive Officer under Securities Exchange Act Rules 13a-14 or 15d-14

31.2*	Certification of Chief Financial Officer under Securities Exchange Act Rules 13a-14 or 15d-14

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tejas Incorporated

Date: May 13, 2005
/s/ MARK M. SALTER

Mark M. Salter
Chief Executive Officer

/s/ JOHN F. GARBER

John F. Garber
Chief Financial Officer