Form 10-Q
period 2005-06-30
Tejas Inc
filed 2005-08-15
CIK 869688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission File Number
000-29235
TEJAS INCORPORATED

(Exact Name of Registrant as Specified in its Charter)

DELAWARE	13-3577716

(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)
8226 Bee Caves Road, Austin, Texas 78746

(Address of Principal Executive Offices)   (Zip Code)
(512) 306-8222

(Registrant’s Telephone Number, Including Area Code)
Indicate by check mark ✓ whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark ✓ whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 31, 2005, the Registrant had the following number of shares of common stock, $0.001 par value per share, outstanding: 4,700,713.

PART 1 — FINANCIAL INFORMATION
Item 1. Financial Statements
TEJAS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Financial Condition

	June 30,
	2005	December 31,
	(Unaudited)	2004
Assets
Cash and cash equivalents	$726,874	1,959,719
Cash held in escrow	2,000,000	—
Receivable from clearing organization	2,284,769	3,737,741
Receivables from employees and stockholders	20,507	20,000
Securities owned, at market value	41,023,860	15,956,971
Property and equipment, net	6,358,416	265,238
Goodwill	138,215	138,215
Prepaid expenses and other assets	806,165	444,972

Total assets	$53,358,806	22,522,856

Liabilities and Stockholders’ Equity

Accounts payable, accrued expenses and other liabilities	$4,876,681	5,923,979
Securities sold, not yet purchased	2,305,457	90,838
Federal income tax payable	843,060	1,664,171
Deferred tax liability, net	2,229,529	1,398,759
Notes payable	3,946,614	1,800,000
Notes payable to stockholder	1,000,000	1,000,000

Total liabilities	15,201,341	11,877,747

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value 100,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value 30,000,000 shares authorized; 4,700,713 and 3,026,048 issued and outstanding at June 30, 2005 and December 31, 2004, respectively	4,701	3,026
Additional paid in capital	26,688,820	2,223,267
Retained earnings	11,463,944	8,418,816

Total stockholders’ equity	38,157,465	10,645,109

Total liabilities and stockholders’ equity	$53,358,806	22,522,856

See accompanying notes to consolidated financial statements.

TEJAS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenue:
Commissions from agency transactions	$1,405,374	1,647,271	3,393,129	2,374,446
Commissions from principal transactions	2,188,206	3,805,257	6,738,713	8,576,637
Underwriting and investment banking income	11,782,615	2,342,279	15,891,910	2,368,170
Net dealer inventory and investment income (loss), net of trading interest expense of $3,060, $26,132, $3,060 and $38,776, for the three and six months ended June 30, 2005 and 2004, respectively	(1,725,487)	(296,392)	254,962	196,930
Other income	99,425	29,289	226,167	47,900

Total revenue	13,750,133	7,527,704	26,504,881	13,564,083

Expenses:
Commissions, employee compensation and benefits	9,068,935	4,355,082	15,674,994	8,709,828
Clearing and floor brokerage	163,041	150,320	407,430	305,799
Communications and occupancy	536,407	436,127	1,103,991	936,845
Professional fees	847,781	738,194	1,251,355	921,971
Interest, including $24,932 and $49,589 for the three and six month ended June 30, 2005 to related parties	73,369	36,449	134,275	56,416
Other	1,036,259	591,992	2,184,259	1,151,560

Total expenses	11,725,792	6,308,164	20,756,304	12,082,419

Income before income tax expense	2,024,341	1,219,540	5,748,577	1,481,664
Income tax expense	820,191	501,411	2,201,850	616,199
Extraordinary loss, net of income tax expense (benefit) of $(298,401)	501,599	—	501,599	—

Net income	$702,551	718,129	3,045,128	865,465

Earnings per share:
Basic	$0.15	0.24	0.70	0.29

Diluted	$0.13	0.21	0.58	0.25

Weighted average shares outstanding:
Basic	4,698,243	3,024,048	4,336,034	3,024,048

Diluted	5,640,767	3,425,924	5,304,439	3,399,142

See accompanying notes to consolidated financial statements.

TEJAS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net income	$3,045,128	862,465
Adjustments to reconcile net income to net cash used in operating activities:
Deferred tax expense/(benefit)	830,770	(43,158)
Depreciation and amortization expense	113,622	60,858
Non-cash compensation expense	—	78,635
Changes in operating assets and liabilities
Receivable from/payable to clearing organization	1,452,972	936,551
Receivables from employees and stockholders	(507)	36,567
Federal income tax receivable	—	164,147
Securities owned	(25,066,889)	(4,063,170)
Other investment	—	1,155,000
Prepaid expenses and other assets	(361,193)	(625,785)
Accounts payable, accrued expenses and other liabilities	(1,178,812)	669,516
Securities sold, not yet purchased	2,214,619	10,906
Federal income tax payable	(821,111)	334,463

Net cash used in operating activities	(19,771,401)	(423,005)

Cash flows from investing activities:
Cash held in escrow	(2,000,000)	—
Purchase of property and equipment	(6,206,800)	(5,467)

Net cash used in investing activities	(8,206,800)	(5,467)

Cash flows from financing activities:
Payments on capital lease	131,514	(16,990)
Proceeds from notes payable, net of repayments	2,146,614	564,900
Proceeds from issuance of common stock	24,467,228	—

Net cash provided by financing activities	26,745,356	547,910

Net (decrease) increase in cash and cash equivalents	(1,232,845)	119,438
Cash and cash equivalents at beginning of period	1,959,719	551,857

Cash and cash equivalents at end of period	$726,874	671,295

Supplemental disclosures:
Interest paid	$117,920	56,416
Taxes paid	$1,809,724	131,465
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
On June 6, 2005, Tejas’ shareholders approved a proposal to amend Tejas’ Certificate of Incorporation to authorize the issuance of up to 100,000 shares of preferred stock upon terms to be established by Tejas’ board of directors and to increase the number of shares of common stock which Tejas has the authority to issue from 10,000,000 to 30,000,000. On June 29, 2005, Tejas filed a Certificate of Amendment to the Certificate of Incorporation to effect these measures. On August 9, 2005, Tejas’ board of directors designated 1,000 shares of Tejas’ authorized preferred stock as Series A Convertible Preferred Stock pursuant to a Certificate of Designations for Series A Convertible Preferred Stock which is filed as Exhibit 10.1 hereto, the terms of which are incorporated herein by reference.
Tejas’ business is conducted from its headquarters at 8226 Bee Caves Road, Austin, Texas, with a branch office in Clayton, Missouri. Tejas is a registered broker-dealer and investment advisor offering: (i) brokerage services to retail and institutional customers; (ii) high quality investment research to institutional and retail customers; (iii) market-making activities in stocks traded on the Nasdaq National Market System and other national exchanges; and (iv) investment banking services.
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions for Form 10-Q and, therefore should be read in conjunction with the Company’s 2004 Form 10-K. All adjustments (consisting of only normal recurring adjustments) that are necessary in the opinion of management for a fair presentation of the interim consolidated financial statements have been included. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results for the year ending December 31, 2005.

TEJAS INCORPORATED AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
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
The pro forma disclosures below use the fair value method of SFAS No. 123 to measure compensation expense for stock-based employee compensation plans. There were no stock based employee compensation costs included in the determination of net income as reported for the three and six months ended June 30, 2005 and 2004, respectively.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income as reported for Basic	$702,551	718,129	3,045,128	862,465
Deduct or add stock-based compensation expense determined under the fair value based method	(69,714)	(6,215)	(136,472)	(10,006)

Pro forma net income for Basic	$632,837	711,914	2,908,656	852,459

Net income as reported for Diluted	$719,006	718,129	3,077,857	862,465

Deduct or add stock-based compensation expense determined under the fair value based method	(69,714)	(6,215)	(136,472)	(10,006)

Pro forma net income for Diluted	$649,292	711,914	2,941,385	852,459

Earnings per share:
Basic — as reported	$0.15	0.24	0.70	0.29
Basic — pro forma	$0.13	0.24	0.67	0.28

Diluted — as reported	$0.13	0.21	0.58	0.25
Diluted — pro forma	$0.12	0.21	0.55	0.25

TEJAS INCORPORATED AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
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
TSG elects to use the basic method of the Rule, which requires it to maintain minimum net capital equal to the greater of $250,000 or 6-2/3% of aggregate indebtedness. Minimum net capital requirements may be as great as $1,000,000 depending upon the number and value of securities in which TSG makes markets. As of June 30, 2005, TSG’s net capital of $8,909,667 was $8,582,177 in excess of the minimum required. TSG’s ratio of aggregate indebtedness to net capital was 0.55 to 1 at June 30, 2005.
(3) Securities Owned And Securities Sold, Not Yet Purchased
At June 30, 2005 and December 31, 2004, securities owned and sold, not yet purchased consisted of the following:

	2005		2004
		Sold, not yet		Sold, not yet
	Owned	purchased	Owned	purchased
State and municipal obligations	$—	—	20,000	59,490
US Government bonds	981,492	—	—	—
Corporate bonds and notes	11,675,705	615,000	23,813	24,750
Equity securities	18,478,713	1,690,457	6,997,658	6,598
Warrants	9,887,950	—	8,915,000	—

	$41,023,860	2,305,457	15,956,971	90,838

For the six months ended June 30, 2005, the unrealized gain associated with securities owned and securities sold, not yet purchased was $27,306. Approximately 13% of the value of total assets as of June 30, 2005 related to a single equity security.
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

TEJAS INCORPORATED AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
On July 7, 2004, the Company entered into a subordinated convertible promissory note agreement with Salter Family Partners, Ltd., a family limited partnership controlled by Mark M. Salter, the Company’s Chief Executive Officer, to borrow $1,000,000 for operating purposes. Under the terms of the promissory note, the Company will make quarterly interest payments at a rate of 10% per annum. The promissory note is unsecured. The maturity date of the note is December 1, 2005, at which time all remaining unpaid principal and interest is due. If (i) the closing price of the Company’s common stock is less than $1.00 per share for ten consecutive trading days, (ii) Mr. Salter is no longer employed by us (other than by death or disability), or (iii) the net liquidating equity of TSG held at its clearing organization as of the last business day of a calendar month is less than $2,000,000, then an event of default will exist under the promissory note and Mr. Salter is entitled to declare the amounts outstanding under the promissory note immediately due and payable. The promissory note is convertible at any time into the Company’s common stock in an amount equal to the unpaid principal divided by the conversion price of $5.00 per share. The promissory note originally required the Company to designate a series of preferred stock by July 1, 2005, which the promissory note could be convertible into at any time. On June 30, 2005, Salter Family Partners, Ltd. extended the date by which the Company was required to designate a series of preferred stock to August 31, 2005. On August 9, 2005, the Company’s board of directors designated 1,000 shares of the Company’s authorized preferred stock as Series A Convertible Preferred Stock pursuant to a Certificate of Designations for Series A Convertible Preferred Stock which is filed as Exhibit 10.1 hereto, the terms of which are incorporated herein by reference. In addition, the Company amended the terms of the promissory note so that Mr. Salter may convert the promissory note into the Company’s Series A Convertible Preferred Stock in an amount equal to the unpaid principal divided by a conversion price of $1,000 per share. The promissory note is convertible until the note is repaid. The Company has also granted Mr. Salter, through Salter Family Partners, Ltd., certain piggyback registration rights for the shares into which the promissory note may be converted. The balance of the promissory note was $1,000,000 at June 30, 2005.
On February 22, 2005, the Company borrowed $2.2 million from Commercial Credit Union, or CCU, to finance in part the purchase price of an office building. The borrowing accrues interest at a rate of 5.75% per annum, with monthly payments of $13,840 through February 2011, at which time the outstanding principal and accrued interest shall be due and payable. The building and real property on which it sits secures the repayment of such borrowing. In connection with this acquisition, John J. Gorman, the Company’s Chairman, agreed to (1) indemnify CCU against any losses incurred by CCU as a result of any violations of environmental laws or certain building laws related to such real property and (2) provide a limited guarantee of the Company’s performance under certain provisions of the deed of trust entered into in connection with such financing. The balance of the promissory note was $2,190,762 at June 30, 2005.
On May 10, 2005, the Company borrowed $1,760,000 from First United Bank to finance in part the purchase price of an office building. Pursuant to the terms of a promissory note, the borrowing accrues interest at a rate of 6.75% per annum, with monthly installments of $13,388 through May 2010, at which time the outstanding principal and accrued interest on the note shall be due and payable. The building and real property in which it sits secures the repayment of such borrowing. The balance of the promissory note was $1,755,852 at June 30, 2005.

TEJAS INCORPORATED AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(5) Earnings Per Share
Basic earnings per share are based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflects dilution from all contingently issuable shares, including options issued during the three and six month periods ended June 30, 2005 and 2004. Contingently issuable shares are not included in the weighted average number of shares when the inclusion would increase net income per share or decrease the net loss per share.
Earnings per share are calculated as follows.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
BASIC EARNINGS PER SHARE:
Net income	$702,551	718,129	3,045,128	862,465
Weighted average shares outstanding	4,698,243	3,024,048	4,336,034	3,024,048

Basic earnings per share	$0.15	0.24	0.70	0.29

DILUTED EARNINGS PER SHARE:
Net income	$702,551	718,129	3,045,128	862,465
Add: Interest on 10% convertible debt	16,455	—	32,729	—

Net income available to common stockholders after assumed conversion	719,006	718,129	3,077,857	862,465

Weighted average shares outstanding	4,698,243	3,024,048	4,336,034	3,024,048
Effect of dilutive securities:
Options	742,524	401,876	768,405	375,094
10% convertible debt	200,000	—	200,000	—

Weighted average shares outstanding	5,640,767	3,425,924	5,304,439	3,399,142

Diluted earnings per share	$0.13	0.21	0.58	0.25
Options to purchase 1,775,335 and 1,800,000 shares of the Company’s common stock for the three and six months ended June 30, 2005, respectively, were included in the computation of diluted earnings per share. Of the 1,775,335 and 1,800,000 options issued by the Company, 742,524 and 768,405 shares were included as dilutive securities on a weighted average basis for the three and six months ended June 30, 2005, respectively, as calculated under the Treasury Stock method. Options to purchase 200,000 shares of the Company’s common stock under the convertible notes payable for the three and six months ended June 30, 2005 were included in the computation of diluted earnings per share. Options to purchase 924,126 shares of the Company’s common stock for the three and six months ended June 30, 2004 were included in the computation of diluted earnings per share. Of the 924,126 options issued by the Company, 401,876 and 375,094 shares were included as dilutive securities on a weighted average basis for the three and six months ended June 30, 2004, respectively, as calculated under the Treasury Stock method.

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
The following table presents segment revenues, income before income tax expense, and assets for the six months ended June 30, 2005.

	Brokerage	Investment Banking	Total
Revenues from external customers	$10,422,417	15,891,910	26,314,327
Interest revenue	193,614	—	193,614
Interest expense	137,335	—	137,335
Depreciation and amortization	113,622	—	113,622
Income (loss) before income tax expense (benefit)	(1,507,284)	7,255,861	5,748,577

Segment assets	53,358,806	—	53,358,806
Capital expenditures	6,206,800	—	6,206,800
The following table presents segment revenues, income before income tax expense, and assets for the six months ended June 30, 2004:

	Brokerage	Investment Banking	Total
Revenues from external Customers	$11,010,987	2,368,170	13,379,157
Interest revenue	220,702	—	220,702
Interest expense	95,192	—	95,192
Depreciation and amortization	60,858	—	60,858
Income (loss) before income tax expense (benefit)	(332,759)	1,145,905	1,478,664

Segment assets	11,718,264	—	11,718,264
Capital expenditures	5,467	—	5,467
(7) Extraordinary Loss
On August 1, 2005, the Company relocated its corporate headquarters from leased office space to a building the Company acquired on February 22, 2005. As a result of the relocation, the Company recorded a liability in the amount of $800,000 representing the amounts owed under the office lease, net of anticipated sublease receipts through the termination of the office lease for the Company. Under the terms of the office lease agreement, the Company has future lease payments of approximately $1.2 million and anticipated sublease receipts of approximately $400,000. In addition, the Company recognized approximately $300,000 in deferred tax assets as a result of this transaction.

TEJAS INCORPORATED AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(8) Business Combination
On July 1, 2005, the Company completed its acquisition of Capital & Technology Advisors Inc., or C&TA, a privately-held, full-service advisory and consulting firm based in Albany, New York. Pursuant to an Agreement and Plan of Merger by and among the Company, Tejas Acquisition Corp. (the “Merger Sub”), C&TA, and each of Niskayuna Development LLC, Wayne Barr, Jr., Shawn O’Donnell, Patrick Doyle and John P. Bade (together, Niskayuna and such individuals, the “Shareholders”), the Merger Sub merged with and into C&TA and the surviving entity became a wholly-owned subsidiary of the Company’s. The total consideration paid by the Company in exchange for the outstanding capital stock of C&TA was approximately $44.9 million, consisting of cash in the amount of $3.0 million, which was paid out of the Company’s cash reserves on the closing date, and 3,157,895 shares of the Company’s common stock valued at $12.63 per share. A deposit of $2.0 million had previously been paid to C&TA as paying agent for the Shareholders in connection with the execution of the letter of intent relating to the merger. Of the consideration paid by the Company, 309,316 shares of the Company’s common stock are being held in escrow, pursuant to an escrow agreement, for a period of two years following the closing date, to satisfy possible indemnification claims made by the Company under the Agreement and Plan of Merger. The total purchase consideration, including approximately $0.5 million in transaction costs, has been allocated to the assets acquired, identifiable intangible assets and liabilities assumed, based on the respective fair values at the date of acquisition. The remaining portion of the total purchase consideration will be allocated to goodwill. Goodwill is assigned at the enterprise level and is not expected to be deductible for income tax purposes. Management expects to finalize the purchase price allocation in the third quarter of 2005 as initial accounting estimates are resolved.

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
Our total revenues were $26,504,881 for the six months ended June 30, 2005, which was an increase of $12,940,798 or 95% from $13,564,083 for the six months ended June 30, 2004. Our total revenues were $13,750,133 for the three months ended June 30, 2005, which was an increase of $6,222,429 or 83% from $7,527,704 for the three months ended June 30, 2004. The reasons for the changes are set forth below.
Commission revenues from agency and principal transactions were $10,131,842 for the six months ended June 30, 2005, which was a decrease of $819,241 from $10,951,083 for the six months ended June 30, 2004. Commission revenues from agency and principal transactions were $3,593,580 for the three months ended June 30, 2005, which was a decrease of $1,858,948 from $5,452,528 for the three months ended June 30, 2004. The decreases in commission revenue are primarily the result of decreases in high-yield and municipal fixed income securities commissions from the same periods in the prior year. Commission revenues decreased to 26.1% and 38.2% of total revenues for the three and six months ended June 30, 2005, respectively, from 72.4% and 80.7% of total revenues for the three and six months ended June 30, 2004, respectively.
Underwriting and investment banking revenues were $15,891,910 for the six months ended June 30, 2005, which was an increase of $13,523,740 from $2,368,170 for the six months ended June 30, 2004. Underwriting and investment banking revenues were $11,782,615 for the three months ended June 30, 2005, which was an increase of $9,440,336 from $2,342,279 for the three months ended June 30, 2004. The increase in investment banking revenues for the three and six months ended June 30, 2005 is due to the completion of two private placements. No significant investment banking activity occurred during the first quarter of 2004. Underwriting and investment banking revenues increased to 85.7% and 60.0% of total revenues for the three and six months ended June 30, 2005, respectively, from 31.1% and 17.5% of total revenues for the three and six months ended June 30, 2004, respectively.

Net dealer inventory and investment income was $254,962 for the six months ended June 30, 2005, which was an increase of $58,032 from $196,960 for the six months ended June 30, 2004. Net dealer inventory and investment income (loss) was $(1,725,487) for the three months ended June 30, 2005, which was a decrease of $1,429,095 from $(296,392) for the three months ended June 30, 2004. The increase in inventory and investment income for the six months ended June 30, 2005 resulted from unrealized trading gains and trading interest income. The decrease in inventory and investment loss for the three months ended June 30, 2005 resulted from realized trading losses. Net unrealized trading gains for the six months ended June 30, 2005 were $27,306. Net realized trading gains for the six months ended June 30, 2005 were $227,656. Net dealer inventory and investment income decreased to -12.5% and 1.0% of total revenues for the three and six months ended June 30, 2005, respectively, from -3.9% and 1.5% of total revenues for the three and six months ended June 30, 2004, respectively.
Other income was $226,167 for the six months ended June 30, 2005, which was an increase of $178,267 from $47,900 for the six months ended June 30, 2004. Other income was $99,425 for the three months ended June 30, 2005, which was an increase of $70,136 from $29,289 for the three months ended June 30, 2004. The increase was due to fees earned in the first and second quarters of 2005 relating to our research department. Other income increased to 0.7% and 0.9% of total revenues for the three and six months ended June 30, 2005, respectively, from 0.4% and 0.4% of total revenues for the three and six months ended June 30, 2004, respectively.
Total expenses were $20,756,304 for the six months ended June 30, 2005, which was an increase of $8,673,885 or 72% from $12,082,419 for the six months ended June 30, 2004. Total expenses were $11,725,792 for the three months ended June 30, 2005, which was an increase of $5,417,628 or 86% from $6,308,164 for the three months ended June 30, 2004. The explanations for the changes are set forth below.
Commissions, employee compensation and benefits were $15,674,994 for the six months ended June 30, 2005, which was an increase of $6,965,166 from $8,709,828 for the six months ended June 30, 2004. Commissions, employee compensation and benefits were $9,068,935 for the three months ended June 30, 2005, which was an increase of $4,713,853 from $4,355,082 for the three months ended June 30, 2004. Commission expense was $10,378,297 for the six months ended June 30, 2005, which was an increase of $4,736,579 from $5,641,718 for the six months ended June 30, 2004. Commission expense was $6,256,625 for the three months ended June 30, 2005, which was an increase of $3,235,585 from $3,021,040 for the three months ended June 30, 2004. The increase in commission expenses for the periods indicated are due to the increase in investment banking revenues from the comparable periods in the prior year. Commissions, employee compensation and benefits increased to 66.0% and decreased to 59.1% of total revenues for the three and six months ended June 30, 2005, respectively, from 57.9% and 64.2% of total revenues for the three and six months ended June 30, 2004, respectively.
Clearing and floor brokerage costs were $407,430 for the six months ended June 30, 2005, which was an increase of $101,631 from $305,799 for the six months ended June 30, 2004. Clearing and floor brokerage costs were $163,041 for the three months ended June 30, 2005, which was an increase of $12,721 from $150,320 for the three months ended June 30, 2004. The overall increase in clearing and floor brokerage costs for the three and six months ended June 30, 2005 resulted from an increase in trading activity in the over-the-counter equity markets and on the national exchanges. Clearing and floor brokerage costs decreased to 1.2% and 1.5% of total revenues for the three and six months ended June 30, 2005, respectively, from 2.0% and 2.3% of total revenues for the three and six months ended June 30, 2004, respectively.

Communications and occupancy charges were $1,103,991 for the six months ended June 30, 2005, which was an increase of $167,146 from $936,845 for the six months ended June 30, 2004. Communications and occupancy charges were $536,407 for the three months ended June 30, 2005, which was an increase of $100,280 from $436,127 for the three months ended June 30, 2004. The increase in communications and occupancy charges resulted from additional usage of news and quote services to support sales and trading activities. Communications and occupancy charges decreased to 3.9% and 4.2% of total revenues for the three and six months ended June 30, 2005, respectively, from 5.8% and 6.9% of total revenues for the three and six months ended June 30, 2004, respectively.
Professional fees were $1,251,355 for the six months ended June 30, 2005, which was an increase of $329,384 from $921,971 for the six months ended June 30, 2004. Professional fees were $847,781 for the three months ended June 30, 2005, which was an increase of $109,587 from $738,194 for the three months ended June 30, 2004. The increase is primarily due to additional professional fees associated with investment banking opportunities and fees associated with Sarbanes-Oxley compliance. Professional fees decreased to 6.2% and 4.7% of total revenues for the three and six months ended June 30, 2005, respectively, from 9.8% and 6.8% of total revenues for the three and six months ended June 30, 2004.
Other expenses were $2,318,534 for the six months ended June 30, 2005, which was an increase of $1,110,558 from $1,207,976 for the six months ended June 30, 2004. Other expenses were $1,109,628 for the three months ended June 30, 2005, which was an increase of $481,187 from $628,441 for the three months ended June 30, 2004. The overall increase in other expenses during the three and six months ended June 30, 2005 is the result of corporate charitable contributions and travel related expenses for sales and investment banking personnel. Other expenses decreased to 8.0% and 8.7% of total revenues for the three and six months ended June 30, 2005, respectively, from 8.4% and 8.9% of total revenues for the three and six months ended June 30, 2004, respectively.
Income tax expense was $2,201,850 for the six months ended June 30, 2005, which was an increase of $1,585,651 from $616,199 for the six months ended June 30, 2004. Income tax expense was $820,191 for the three months ended June 30, 2005, which was an increase of $318,780 from $501,411 for the three months ended June 30, 2004. The overall increase in income tax expense for the three and six months ended June 30, 2005 is due to the increase in taxable income. Our effective tax rate was 38.3% and 41.6% for the six months ended June 30, 2005 and 2004, respectively. Our effective tax rate differs from the federal statutory tax rate as a result of estimated state income taxes and non-deductible expenses.
Extraordinary loss was $501,599, net of income tax benefit of $298,401, for the six and three months ended June 30, 2005, which was an increase of $501,599 from $0 for the six and three months ended June 30, 2004. The increase was due to the relocation of our corporate headquarters on August 1, 2005 from leased office space and represents the accrued amounts due, net of sublease receipts through the termination of the office lease agreement.
Net income was $3,045,128 for the six months ended June 30, 2005, which was an increase of $2,179,663 or 252% from $865,465 for the six months ended June 30, 2004. Net income was $702,551 for the three months ended June 30, 2005, which was a decrease of $15,578 or 2% from $718,129 for the three months ended June 30, 2004.
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
On July 7, 2004, we entered into a subordinated convertible promissory note agreement with Salter Family Partners, Ltd., a family limited partnership controlled by Mark M. Salter, our Chief Executive Officer, to borrow $1,000,000 for operating purposes. Under the terms of the promissory note, we will make quarterly interest payments at a rate of 10% per annum. The promissory note is unsecured. The maturity date of the note is December 1, 2005, at which time all remaining unpaid principal and interest is due. If (i) the closing price of our common stock is less than $1.00 per share for ten consecutive trading days, (ii) Mr. Salter is no longer employed by us (other than by death or disability), or (iii) the net liquidating equity of TSG held at its clearing organization as of the last business day of a calendar month is less than $2,000,000, then an event of default will exist under the promissory note and Mr. Salter is entitled to declare the amounts outstanding under the promissory note immediately due and payable. The promissory note is convertible at any time into our common stock in an amount equal to the unpaid principal divided by the conversion price of $5.00 per share. The promissory note originally required us to designate a series of preferred stock by July 1, 2005 which the promissory note could be convertible into at any time. On June 30, 2005, Salter Family Partners, Ltd. extended the date by which we were required to designate a series of preferred stock to August 31, 2005. On August 9, 2005, our board of directors designated 1,000 shares of our authorized preferred stock as Series A Convertible Preferred Stock pursuant to a Certificate of Designations for Series A Convertible Preferred Stock which is filed as Exhibit 10.1 hereto, the terms of which are incorporated herein by reference. In addition, we amended the terms of the promissory note so that Mr. Salter may convert the promissory note into our Series A Convertible Preferred Stock in an amount equal to the unpaid principal divided by a conversion price of $1,000 per share. The promissory note is convertible until the note is repaid. We have also granted Mr. Salter, through Salter Family Partners, Ltd., certain piggyback registration rights for the shares into which the promissory note may be converted.

On February 3, 2005, we issued 1,600,000 shares of our common stock through a secondary public offering. As a result of this offering, we received approximately $23,629,000 in net proceeds. On February 25, 2005, the underwriter for the offering, C.E. Unterberg, Towbin, exercised their option to purchase an additional 60,000 shares of our common stock. As a result of the option exercise, we received approximately $888,000 in additional net proceeds.
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
On May 10, 2005, we borrowed $1,760,000 from First United Bank to finance in part the purchase price of an office building. Pursuant to the terms of a promissory note, the borrowing accrues interest at a rate of 6.75% per annum, with monthly installments of $13,388 through May 2010, at which time the outstanding principal and accrued interest on the note shall be due and payable.
On July 1, 2005, we completed our acquisition of Capital & Technology Advisors Inc., or C&TA, a full-service advisory and consulting firm based in Albany, New York. Pursuant to an Agreement and Plan of Merger by and among us, Tejas Acquisition Corp. (the “Merger Sub”), C&TA, and each of Niskayuna Development LLC, Wayne Barr, Jr., Shawn O’Donnell, Patrick Doyle and John P. Bade (together, Niskayuna and such individuals, the “Shareholders”), the Merger Sub merged with and into C&TA and the surviving entity became a wholly-owned subsidiary of ours. The total consideration paid by us in exchange for the outstanding capital stock of C&TA was approximately $44.9 million, consisting of cash in the amount of $3.0 million, which was paid out of our cash reserves on the closing date, and 3,157,895 shares of our common stock valued at $12.63 per share. A deposit of $2.0 million had previously been paid to C&TA as paying agent for the shareholders in connection with the execution of the letter of intent relating to the merger. Of the consideration paid by us, 309,316 shares of our common stock are being held in escrow, pursuant to an escrow agreement, for a period of two years following the closing date of the acquisition, to satisfy possible indemnification claims made by us under the Agreement and Plan of Merger.
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
Our trading securities were $41,023,860 in long positions and $2,305,457 in short positions as of June 30, 2005. These trading securities may be exchange listed, listed on the Nasdaq Stock Market, warrants or over-the-counter securities, or with limited market activity on both long and short positions. The potential loss in fair value, using a hypothetical 10% decline in prices, is estimated to be $4,333,000 as of June 30, 2005. A 10% hypothetical decline was used to represent a significant and plausible market change.
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

Item 4. Controls and Procedures
At June 30, 2005, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2005, our disclosure controls and procedures were effective.
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
Item 4. Submission of Matters to a Vote of Security Holders
The Company held its annual meeting of stockholders on June 6, 2005. The following matters were voted on at the annual meeting.
(1) All of the following persons nominated were elected to serve as directors for a term expiring in 2006 and received the votes set opposite their respective names:

	For	Withheld
John J. Gorman	2,610,362	5,960
William A. Inglehart	2,610,362	5,960
Charles H. Mayer	2,610,362	5,960
Dennis G. Punches	2,610,362	5,960
Barry A. Williamson	2,610,362	5,960
Clark N. Wilson	2,610,362	5,960
(2) The Company proposed that its stockholders ratify Helin, Donovan, Trubee & Wilkinson LLP as the Company’s Independent Registered Public Accounting Firm. The votes “For” were 2,610,362, the votes “Against” were none, and the votes “Withheld” were 5,960.
(3) The Company proposed to amend its 1999 Stock Option Plan to increase the number of shares available for issuance thereunder from 800,000 to 2,000,000. The votes “For” were 2,608,942, the votes “Against” were 1,320, and the votes “Withheld” were 6,060.
(4) The Company proposed to approve and adopt an amendment to its Certificate of Incorporation to allow the Company to issue up to 100,000 shares of preferred stock upon terms to be established by the Company’s board of directors. The votes “For” were 2,609,662, the votes “Against” were 600, and the votes “Withheld” were 6,060.

(5) The Company proposed to approve and adopt an amendment to its Certificate of Incorporation to increase the total number of shares of common stock which the Company had the authority to issue from 10,000,000 to 30,000,000. The votes “For” were 2,609,962, the votes “Against” were 300, and the votes “Withheld” were 6,060.
Item 5. Other Information
On June 6, 2005, Tejas’ shareholders approved a proposal to amend Tejas’ Certificate of Incorporation to authorize the issuance of up to 100,000 shares of preferred stock upon terms to be established by Tejas’ board of directors and to increase the number of shares of common stock which Tejas has the authority to issue from 10,000,000 to 30,000,000. On June 29, 2005, Tejas filed a Certificate of Amendment to the Certificate of Incorporation to effect these measures. On August 9, 2005, Tejas’ board of directors designated 1,000 shares of Tejas’ authorized preferred stock as Series A Convertible Preferred Stock pursuant to a Certificate of Designations for Series A Convertible Preferred Stock which is filed as Exhibit 10.1 hereto, the terms of which are incorporated herein by reference.
On August 9, 2005, Tejas’ compensation committee and board of directors approved an annual stipend in the amount of $15,000 for each non-employee director. The stipend will be pro-rated for partial year service.
Item 6. Exhibits

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBITS
10.1*	Certificate of Designations for Series A Convertible Preferred Stock

10.2*	Replacement Subordinated Convertible Promissory Note, dated as of July 7, 2004, made between Salter Family Partners, Ltd. and Tejas Incorporated

31.1*	Certification of Chief Executive Officer under Securities Exchange Act Rules 13a-14 or 15d-14

31.2*	Certification of Chief Financial Officer under Securities Exchange Act Rules 13a-14 or 15d-14

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Tejas Incorporated
Date: August 15, 2005

/s/ Mark M. Salter
Mark M. Salter
Chief Executive Officer

/s/ John F. Garber
John F. Garber
Chief Financial Officer