Form 10-Q
period 2005-09-30
Tejas Inc
filed 2005-11-14
CIK 869688

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Indicate by check mark ✓ whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark ✓ whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐      No ☑
Indicate by check mark ✓ whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 31, 2005, the Registrant had the following number of shares of common stock, $0.001 par value per share, outstanding: 7,860,508.

PART 1 — FINANCIAL INFORMATION
Item 1. Financial Statements
TEJAS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Financial Condition

	September 30,	December 31,
	2005	2004
	(Unaudited)
Assets
Cash and cash equivalents	$1,024,688	1,959,719
Receivable from clearing organization	—	3,737,741
Federal income tax receivable	2,716,291	—
Securities owned, at market value	38,630,681	15,956,971
Property and equipment, net	6,707,463	265,238
Goodwill	44,358,295	138,215
Intangible assets, net	987,500	—
Prepaid expenses and other assets	1,129,582	464,972

Total assets	$95,554,500	22,522,856

Liabilities and Stockholders’ Equity

Accounts payable, accrued expenses and other liabilities	$4,305,148	5,923,979
Payable to clearing organization	6,756,967	—
Securities sold, not yet purchased	16,809	90,838
Federal income tax payable	—	1,664,171
Deferred tax liability, net	4,426,957	1,398,759
Notes payable	3,927,319	1,800,000
Notes payable to stockholder	—	1,000,000

Total liabilities	19,433,200	11,877,747

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 100,000 shares authorized
Series A convertible preferred stock, 1,000 and 0 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	1	—
Common stock, $0.001 par value
30,000,000 shares authorized; 7,859,608 and 3,026,048 issued and outstanding at September 30, 2005 and December 31, 2004, respectively	7,860	3,026
Additional paid in capital	67,584,896	2,223,267
Retained earnings	8,528,543	8,418,816

Total stockholders’ equity	76,121,300	10,645,109

Total liabilities and stockholders’ equity	$95,554,500	22,522,856

See accompanying notes to consolidated financial statements.

TEJAS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue:
Commissions from agency transactions	$1,642,420	817,857	5,035,549	3,192,303
Commissions from principal transactions	2,500,536	3,583,659	9,239,249	12,160,296
Underwriting and investment banking income	—	1,231,518	15,891,910	3,599,689
Net dealer inventory and investment income (loss), net of trading interest expense of $93,500, $0, $135,981 and $38,776, for the three and nine months ended September 30, 2005 and 2004, respectively	(2,267,801)	(731,133)	(2,012,838)	(537,203)
Consulting fees	1,595,437	—	1,595,437	—
Other income	157,996	96,814	384,162	144,714

Total revenue	3,628,588	4,998,715	30,133,469	18,559,799

Expenses:
Commissions, employee compensation and benefits	4,187,842	3,691,186	19,862,837	12,401,013
Clearing and floor brokerage	180,254	81,669	587,684	387,468
Communications and occupancy	488,810	500,785	1,592,803	1,437,630
Professional fees	1,620,844	709,367	2,872,198	1,631,339
Interest, including $23,836 , $23,288, $73,425 and $23,288 for the three and nine months ended September 30, 2005 and 2004, respectively, to related parties	88,671	57,823	222,945	114,240
Other	1,790,911	772,858	4,775,169	1,924,419

Total expenses	8,357,332	5,813,688	29,913,636	17,896,109

Income (loss) before income tax expense (benefit)	(4,728,744)	(814,973)	219,833	663,690
Income tax expense (benefit)	(1,794,713)	(276,423)	108,736	339,775

Net income (loss)	(2,934,031)	(538,550)	111,097	323,915

Less:
Dividends on Series A convertible preferred stock	(1,370)	—	(1,370)	—

Net income (loss) available to common stockholders	$(2,935,401)	(538,550)	109,727	323,915

Earnings (loss) per share of common stock:
Basic	$(0.37)	(0.18)	0.02	0.11

Diluted	$(0.37)	(0.18)	0.02	0.10

Weighted average common shares outstanding:
Basic	7,859,175	3,026,048	5,510,415	3,024,714

Diluted	7,859,175	3,026,048	6,431,230	3,470,266

See accompanying notes to consolidated financial statements.

TEJAS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net income	$111,097	323,915
Adjustments to reconcile net income to net cash used in operating activities:
Deferred tax expense	3,273,151	1,486
Depreciation expense	193,874	91,538
Amortization of intangibles	552,500	—
Non-cash compensation expense	—	78,635
Changes in operating assets and liabilities (net of acquisition)
Receivable from/payable to clearing organization	10,494,708	135,391
Federal income tax receivable/payable	(4,567,166)	218,307
Securities owned	(22,673,710)	(2,644,101)
Other investment	—	1,155,000
Prepaid expenses and other assets	(547,335)	(131,984)
Accounts payable, accrued expenses and other liabilities	(2,410,707)	(206,729)
Securities sold, not yet purchased	(74,029)	(161,006)

Net cash used in operating activities	(15,647,617)	(1,139,548)

Cash flows from investing activities:
Purchase of business, net of cash acquired	(5,210,332)	—
Purchase of property and equipment	(6,636,099)	(20,044)

Net cash used in investing activities	(11,846,431)	(20,044)

Cash flows from financing activities:
Payments on capital lease	(40,029)	(25,484)
Proceeds from notes payable, net of repayments	2,127,319	1,354,900
Proceeds from exercise of stock options	136,485	2,500
Proceeds from issuance of common stock	24,335,242	—

Net cash provided by financing activities	26,559,017	1,331,916

Net (decrease) increase in cash and cash equivalents	(935,031)	172,324

Cash and cash equivalents at beginning of period	1,959,719	551,857

Cash and cash equivalents at end of period	$1,024,688	724,181

Supplemental disclosures:
Interest paid	$153,501	90,356
Taxes paid	$1,861,966	143,335
Summary of non-cash transactions:
In January 2004, the Company forgave $50,000 of an officer’s note receivable which has been recorded as compensation expense.
In May 2004, the Company forgave $28,635 of a note receivable from an employee which has been recorded as compensation expense.
On July 1, 2005, the Company issued $39,894,737 of common stock for the purchase of Capital & Technology Advisors, Inc.
On September 25, 2005, Salter Family Partners Ltd. converted the $1,000,000 notes payable to stockholders into 1,000 shares of Series A convertible preferred stock.
See accompanying notes to consolidated financial statements.

TEJAS INCORPORATED AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(1) General
Tejas Incorporated, a Delaware corporation (“Tejas”), is a financial services holding company whose primary operating subsidiaries are Tejas Securities Group, Inc., a Texas corporation (“TSG”) and Capital & Technology Advisors, Inc., a Delaware corporation (“C&TA”). TSG is engaged in the business of providing brokerage and related financial services to institutional and retail customers nationwide. C&TA is an advisory and consulting firm that provides operational and financial restructuring services for companies primarily within the telecommunications and technology industries. References to the “Company” within the Form 10-Q are to Tejas and its subsidiaries.
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
On June 6, 2005, Tejas’ shareholders approved a proposal to amend Tejas’ Certificate of Incorporation to authorize the issuance of up to 100,000 shares of preferred stock upon terms to be established by Tejas’ board of directors and to increase the number of shares of common stock which Tejas has the authority to issue from 10,000,000 to 30,000,000. On June 29, 2005, Tejas filed a Certificate of Amendment to the Certificate of Incorporation to affect these measures. On August 9, 2005, Tejas’ board of directors designated 1,000 shares of Tejas’ authorized preferred stock as Series A Convertible Preferred Stock pursuant to a Certificate of Designations for Series A Convertible Preferred Stock which is filed as Exhibit 10.1 hereto, the terms of which are incorporated herein by reference.
On July 1, 2005, Tejas completed its acquisition of C&TA, a privately-held, full-service advisory and consulting firm based in Albany, New York. Pursuant to an Agreement and Plan of Merger by and among Tejas, Tejas Acquisition Corp. (the “Merger Sub”), C&TA, and each of Niskayuna Development LLC, Wayne Barr, Jr., Shawn O’Donnell, Patrick Doyle and John P. Bade (together, Niskayuna and such individuals, the “Shareholders”), the Merger Sub merged with and into C&TA and the surviving entity became a wholly-owned subsidiary of Tejas.
Tejas’ and TSG’ business is conducted from their headquarters at 8226 Bee Caves Road, Austin, Texas. TSG maintains a branch office in Clayton, Missouri. TSG is a registered broker-dealer offering: (i) brokerage services to retail and institutional customers; (ii) high quality investment research to institutional and retail customers; (iii) market-making activities in stocks traded on the Nasdaq National Market System and other national exchanges; and (iv) investment banking services. C&TA’s business is conducted from its headquarters in Albany, New York.
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions for Form 10-Q and, therefore should be read in conjunction with the Company’s 2004 Form 10-K. All adjustments (consisting of only normal recurring adjustments) that are necessary in the opinion of management for a fair presentation of the interim consolidated financial statements have been included. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results for the year ending December 31, 2005.

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
The pro forma disclosures below use the fair value method of SFAS No. 123 to measure compensation expense for stock-based employee compensation plans. There were no stock based employee compensation costs included in the determination of net income (loss) as reported for the three and nine months ended September 30, 2005 and 2004, respectively.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss) available to common stockholders as reported for basic	$(2,935,401)	(538,550)	109,727	323,915
Deduct or add stock-based compensation expense determined under the fair value based method	(72,293)	(4,894)	(208,765)	(18,692)

Pro forma net income (loss) available to common stockholders for basic	$(3,007,694)	(543,444)	(99,038)	305,223

Net income (loss) available to common stockholders as reported for diluted	$(2,935,401)	(538,550)	158,187	339,285

Deduct or add stock-based compensation expense determined under the fair value based method	(72,293)	(4,894)	(208,765)	(18,692)

Pro forma net income (loss) available to common stockholders for diluted	$(3,007,694)	(543,444)	(50,578)	320,593

Earnings (loss) per share of common stock:
Basic — as reported	$(0.37)	(0.18)	0.02	0.11
Basic — pro forma	$(0.38)	(0.18)	(0.02)	0.10

Diluted — as reported	$(0.37)	(0.18)	0.02	0.10
Diluted — pro forma	$(0.38)	(0.18)	(0.02)	0.09

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
TSG elects to use the basic method of the Rule, which requires it to maintain minimum net capital equal to the greater of $250,000 or 6-2/3% of aggregate indebtedness. Minimum net capital requirements may be as great as $1,000,000 depending upon the number and value of securities in which TSG makes markets. As of September 30, 2005, TSG’s net capital of $7,334,057 was $7,084,057 in excess of the minimum required. TSG’s ratio of aggregate indebtedness to net capital was 0.46 to 1 at September 30, 2005.
(3) Securities Owned and Securities Sold, Not Yet Purchased
At September 30, 2005 and December 31, 2004, securities owned and sold, not yet purchased consisted of the following:

	2005		2004
		Sold, not yet		Sold, not yet
	Owned	purchased	Owned	purchased
State and municipal obligations	$—	—	20,000	59,490
US Government bonds	2,464,945	—	—	—
Corporate bonds and notes	10,927,576	—	23,813	24,750
Equity securities	19,513,560	16,809	6,997,658	6,598
Warrants	5,724,600	—	8,915,000	—

	$38,630,681	16,809	15,956,971	90,838

For the nine months ended September 30, 2005, the unrealized loss associated with securities owned and securities sold, not yet purchased was $5,419,705.
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

TEJAS INCORPORATED AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
On July 7, 2004, the Company entered into a subordinated convertible promissory note agreement with Salter Family Partners, Ltd., a family limited partnership controlled by Mark M. Salter, the Company’s Chief Executive Officer, to borrow $1,000,000 for operating purposes. Under the terms of the promissory note, the Company made quarterly interest payments at a rate of 10% per annum. The promissory note was unsecured. The maturity date of the note was December 1, 2005, at which time all remaining unpaid principal and interest would be due. If (i) the closing price of the Company’s common stock was less than $1.00 per share for ten consecutive trading days, (ii) Mr. Salter was no longer employed by the Company (other than death or disability), or (iii) the net liquidating equity of TSG held at its clearing organization as of the last business day of a calendar month was less than $2,000,000, then an event of default would exist under the promissory note and Mr. Salter was entitled to declare the amounts outstanding under the promissory note immediately due and payable. The promissory note was convertible at any time into the Company’s common stock in an amount equal to the unpaid principal divided by the conversion price of $5.00 per share. The promissory note originally required the Company to designate a series of preferred stock by July 1, 2005, which the promissory note could be convertible into at any time. On June 30, 2005, Salter Family Partners, Ltd. extended the date by which the Company was required to designate a series of preferred stock to August 31, 2005. On August 9, 2005, the Company’s board of directors designated 1,000 shares of its authorized preferred stock as Series A Convertible Preferred Stock pursuant to a Certificate of Designations for Series A Convertible Preferred Stock. In addition, the Company amended the terms of the promissory note so that Mr. Salter could convert the promissory note into the Company’s Series A Convertible Preferred Stock in an amount equal to the unpaid principal divided by a conversion price of $1,000 per share. The promissory note was convertible until the note was repaid. The Company has also granted Mr. Salter, through Salter Family Partners, Ltd., certain piggyback registration rights for the shares into which the preferred stock may be converted. On September 26, 2005, Mr. Salter converted the promissory note into 1,000 shares of Series A convertible preferred stock.
On February 22, 2005, the Company purchased an office building through its wholly-owned subsidiary, TI Building Partnership, Ltd. (“TI Building”). The office building was purchased at a price of approximately $3,470,000, with $2,200,000 being financed through Commercial Credit Union, or CCU. Pursuant to the terms of the promissory note, this loan accrues interest at a rate of 5.75% per annum, with monthly payments of $13,840 through February 2011, at which time the outstanding principal and accrued interest on the note shall be due and payable. A mortgage on the building and the associated real property secures the repayment of such borrowing. In connection with this acquisition, John J. Gorman, the Company’s Chairman, agreed to (1) indemnify CCU against any losses incurred by CCU as a result of any violations of environmental laws or certain building laws related to such real property and (2) provide a limited guarantee of the Company’s performance under certain provisions of the deed of trust entered into in connection with such financing. The balance of the promissory note was $2,181,385 at September 30, 2005.
On May 10, 2005, the Company borrowed $1,760,000 from First United Bank to finance in part the purchase price of an office building through its wholly-owned subsidiary, TI Building. Pursuant to the terms of a promissory note, the loan accrues interest at a rate of 6.75% per annum, with monthly installments of $13,388 through May 2010, at which time the outstanding principal and accrued interest on the note shall be due and payable. A mortgage on the building and the associated real property secures the repayment of such borrowing. The balance of the promissory note was $1,745,935 at September 30, 2005.

TEJAS INCORPORATED AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(5) Preferred Stock
On June 6, 2005, the Company’s shareholders approved a proposal to amend its Certificate of Incorporation to authorize the issuance of up to 100,000 shares of preferred stock upon terms to be established by the Company’s board of directors. On June 29, 2005, the Company filed a Certificate of Amendment to the Certificate of Incorporation to affect these measures. On August 9, 2005, the Company’s board of directors designated 1,000 shares of its authorized preferred stock as Series A Convertible Preferred Stock pursuant to a Certificate of Designations for Series A Convertible Preferred Stock. On September 26, 2005, Salter Family Partners, Ltd., a family partnership controlled by Mark M. Salter, the Company’s Chief Executive Officer, converted a $1,000,000 promissory note into 1,000 shares of Series A convertible preferred stock, par value $0.001 per share. The terms of the Series A convertible preferred stock include: a cumulative dividend of 10% payable on a quarterly basis; a mandatory conversion feature to convert the preferred stock into the Company’s common stock in the event the common stock trades above $10.00 per share for ten consecutive trading days; a liquidation preference over the Company’s common stock equal to the conversion price; the right for Salter Family Partners, Ltd. to convert the preferred stock into the Company’s common stock on a one-for-two hundred basis, subject to anti-dilution provisions, and; the right to vote the preferred stock on an as converted basis with the Company’s common stock.
(6) Earnings (Loss) Per Share of Common Stock
Basic earnings (loss) per share of common stock are based on the weighted average common shares outstanding without any dilutive effects considered. Diluted earnings (loss) per share of common stock reflect dilution from all contingently issuable shares, including options issued during the three and nine month periods ended September 30, 2005 and 2004. Contingently issuable shares are not included in the weighted average number of common shares when the inclusion would increase net income per share of common stock or decrease the net loss per share of common stock.

TEJAS INCORPORATED AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
Earnings (loss) per share of common stock are calculated as follows.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
BASIC EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
Net income (loss) available to common stockholders	$(2,935,401)	(538,550)	109,727	323,915
Weighted average common shares outstanding	7,859,175	3,026,048	5,510,415	3,024,714

Basic earnings (loss) per share of common stock	$(0.37)	(0.18)	0.02	0.11

DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
Net income (loss) available to common stockholders	$(2,935,401)	(538,550)	109,727	323,915
Add: Interest on 10% convertible debt	—	—	48,460	15,370

Net income (loss) available to common stockholders after assumed conversion	(2,935,401)	(538,550)	158,187	339,285

Weighted average common shares outstanding	7,859,175	3,026,048	5,510,415	3,024,714
Effect of dilutive securities:
Options	—	—	720,815	378,886
10% convertible debt	—	—	200,000	66,666

Weighted average common shares outstanding	7,859,175	3,026,048	6,431,230	3,470,266

Diluted earnings (loss) per share of common stock	$(0.37)	(0.18)	0.02	0.10
Options to purchase 1,454,335 shares of the Company’s common stock for the nine months ended September 30, 2005 were included in the computation of diluted earnings (loss) per share of common stock. Of the 1,454,335 options issued by the Company, 720,815 shares were included as dilutive securities on a weighted average basis for the nine months ended September 30, 2005, as calculated under the Treasury Stock method. Options to purchase 678,000 shares of the Company’s common stock for the nine months ended September 30, 2004 were included in the computation of diluted earnings (loss) per share of common stock. Of the 678,000 options issued by the Company, 378,886 shares were included as dilutive securities on a weighted average basis for the nine months ended September 30, 2004, as calculated under the Treasury Stock method. Options to purchase 200,000 shares of the Company’s common stock under the convertible notes payable for the nine months ended September 30, 2005 and 2004 were included in the computation of diluted earnings (loss) per share of common stock. Of the 200,000 shares, 200,000 and 66,666 were included as dilutive securities on a weighted average basis for the nine months ended September 30, 2005 and 2004, respectively. Options to purchase 428,500 and 678,000 shares of the Company’s common stock for the three months ended September 30, 2005 and 2004, respectively, were not included in the computation of diluted earnings (loss) per share of common stock because the options were antidilutive. Options to purchase 200,000 shares of the Company’s common stock under the convertible notes payable for the three months ended September 30, 2005 and 2004 were not included in the computation of diluted earnings (loss) per share of common stock because the shares were antidilutive.

TEJAS INCORPORATED AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(7) Industry Segment Data,
The Company has three reportable segments: brokerage services, investment banking and consulting services. The brokerage services segment includes sales, trading and market-making activities of the Company and encompasses both retail and institutional customer accounts. The investment-banking segment participates in underwriting of corporate securities as a managing underwriter and a syndicate member, and provides advisory services to companies. The consulting segment includes consulting and advisory fees. These segments require the commitment of significant human capital and financial resources, as well as industry specific skills.
The following table presents segment revenues, income (loss) before income tax expense (benefit), and assets for the nine months ended September 30, 2005.

		Investment
	Brokerage	Banking	Consulting	Total
Revenues from external Customers	$12,369,278	15,891,910	1,595,437	29,856,625
Interest revenue	412,825	—	—	412,825
Interest expense	358,926	—	—	358,926
Depreciation and amortization	193,874	—	552,500	746,374
Income (loss) before income tax expense (benefit)	(6,158,900)	6,439,185	(60,452)	219,833

Segment assets	49,502,903	—	46,051,597	95,554,500
Capital expenditures	6,636,099	—	—	6,636,099
The following table presents segment revenues, income (loss) before income tax expense (benefit), and assets for the nine months ended September 30, 2004:

		Investment
	Brokerage	Banking	Consulting	Total
Revenues from external Customers	$14,775,224	3,599,689	—	18,374,913
Interest revenue	223,662	—	—	223,662
Interest expense	153,016	—	—	153,016
Depreciation and amortization	78,635	—	—	78,635
Income (loss) before income tax expense (benefit)	(803,741)	1,467,431	—	663,690

Segment assets	9,834,100	—	—	9,834,100
Capital expenditures	20,044	—	—	20,044

TEJAS INCORPORATED AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(8) Business Combination
On July 1, 2005, the Company completed its acquisition of C&TA. The total consideration paid by the Company in exchange for the outstanding capital stock of C&TA was approximately $45.4 million, consisting of cash in the amount of $3.0 million, which was paid out of the Company’s cash reserves on the closing date, and 3,157,895 shares of the Company’s common stock valued at $12.63 per share. A deposit of $2.0 million had previously been paid to C&TA as paying agent for the Shareholders in connection with the execution of the letter of intent relating to the merger. Of the consideration paid by the Company, 309,316 shares of the Company’s common stock is being held in escrow, pursuant to an escrow agreement, for a period of two years following the closing date, to satisfy possible indemnification claims made by the Company under the Agreement and Plan of Merger.
The allocation of the purchase price is based on an evaluation of the tangible and intangible assets acquired and liabilities assumed. The fair values of the intangible assets acquired are based on management’s estimate. The excess of the purchase price over the fair value of net assets acquired (goodwill) reflects the benefits from expansion of the Company’s business segments.

Non-Compete (2 year useful life)	$100,000
Revenue backlog (1 year useful life)	1,440,000

Total intangible assets	1,540,000
Goodwill	44,220,080

Total intangible assets acquired	45,760,080

Deduct liabilities in excess of fair value of net tangible assets acquired, which approximates book value	(365,343)

Net assets acquired	$45,394,737

The consideration paid is as follows:
Cash deposit paid on May 10, 2005	$2,000,000
Cash paid on July 1, 2005 from sale of securities owned	3,000,000
Common stock	39,894,737
Acquisition costs	500,000

Total consideration	$45,394,737

Pro Forma Results of Operations
The following presents the unaudited pro-forma combined results of operations of the Company with C&TA, for the three months and nine months ended September 30, 2005 and 2004, as if the acquisition had been completed on January 1, 2004 and 2005, after giving effect to certain pro forma adjustments related to the amortization of acquired intangible assets and shares issued in connection with the acquisition. These unaudited pro forma results are not necessarily indicative of the actual consolidated results of operations of the consolidated entities.

TEJAS INCORPORATED AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
Revenue	$9,424,856	3,628,588	$27,870,430	35,303,790

Net income (loss)	$(133,849)	(2,820,221)	$547,551	(38,110)

Basic income (loss) per share	$(0.02)	(0.36)	$0.09	(0.01)

Diluted income (loss) per share	$(0.02)	(0.36)	$0.08	(0.01)

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
All forward-looking statements speak only as of the date on which they are made and we undertake no obligation to update them.
Company Overview
We are a financial services holding company that focuses on the following:
•	proprietary research on distressed debt and special situation securities;

•	trading and other brokerage services to value-based institutional and retail investors active in fixed income and equity instruments;

•	corporate finance and strategic advisory services to middle-market companies within our target industries; and,

•	operational and financial restructuring and consulting services for companies.
The cornerstone of our brokerage business is our research coverage. Currently, our research department consists of analysts with expertise in distressed debt and special situation securities. The analyst group has a background in analyzing many industries, but primarily focuses on wireless and wire-line telecommunications, cable, satellite, transportation, energy, and municipal securities. We anticipate that we will continue to devote a substantial portion of our resources to support and grow our research department.
We conduct our business through three operating segments: our full service brokerage segment, our investment banking segment and our consulting segment. Our brokerage segment, which includes all trading for our clients and for our own proprietary account as well as our inventory positions and market making activities, is categorized as a separate business segment from investment banking because these aforementioned activities are all interrelated and service a different client base. Investment banking requires a different skill set and knowledge base and engagements are with the issuers, not the investors. Our consulting segment provides operational and financial restructuring services to companies within the telecommunications and technology industries. Each segment reports to a different individual on the management team in order to maintain the necessary regulatory separation.

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
Consulting Services
In July 2005, we acquired C&TA as a wholly-owned subsidiary. C&TA is an advisory and consulting firm that provides operational and financial restructuring services to companies within the telecommunications and technology industries. C&TA’s restructuring services include technology evaluation and planning, operating expense analysis, integration and transition strategies, asset rationalization, interim management, and due diligence guidance.
Critical Accounting Policies
We have identified the policies set forth below as critical to our operations and the understanding of our results of operations.
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
Consulting fees include advisory fees, reimbursements for out-of-pocket expenses and revenues associated with success fees. Monthly advisory fees are recognized as services are provided over the term of the consulting agreement. Deferred revenue represents billings in advance of services performed. Reimbursements, including those relating to travel and other out-of-pocket expenses are recognized when billed. Revenues from success fees are recognized when the services related to the underlying customer transaction are determined to have been completed by all parties.

Fair Value of Securities
We routinely purchase and sell securities for our proprietary accounts and our clients, including employees. Financial securities used in our trading activities are recorded at fair value, with unrealized gains and losses reflected in investment income. Securities with readily determinable market values are based on quoted market prices. Many of the securities held are those of distressed companies in which there may be limited market activity. The value of securities with limited market activity for which quoted market values are not readily determinable are based on our management’s best estimate, which may include dealer price quotations and price quotations for similar instruments traded. In addition, changes in the market prices of securities (and changes in our estimates of market values of securities) could result in losses to us. The fair value of securities directly impacts our net dealer inventory and investment income in our consolidated statements of operations, included elsewhere in this prospectus.
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
Goodwill and Other Intangible Assets
We adopted FASB Statement No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. In accordance with SFAS No. 142, we assess our goodwill annually or more frequently if events or changes in circumstances indicate that goodwill might be impaired.
Business acquisitions typically result in goodwill and other intangible assets, and the recorded values of those assets may become impaired in the future. The determination of the value of such intangible assets requires us to make estimates and assumptions that affect our financial statements. We assess potential impairments to intangible assets on an annual basis or when there are events or changes in circumstances that indicates the carrying amount of goodwill and intangible assets may not be recovered. Judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operation performance of the acquired businesses, market conditions and other factors. Future events could cause us to conclude that goodwill and intangible assets associated with business acquisitions are impaired. Any resulting impairment loss could have an adverse impact on our consolidated statements of operations.
Results of Operations
The revenues and operating expenses of our operating subsidiaries are influenced by fluctuations in the equity and debt markets, general economic and market conditions, as well as TSG’s ability to identify investment opportunities for its trading accounts and its customer accounts. Our revenues may fluctuate from quarter to quarter due to some seasonality of our revenue cycle.

Our total revenues were $30,133,469 for the nine months ended September 30, 2005, which was an increase of $11,573,670 or 62% from $18,559,799 for the nine months ended September 30, 2004. Our total revenues were $3,628,588 for the three months ended September 30, 2005, which was a decrease of $1,370,127 or 27% from $4,998,715 for the three months ended September 30, 2004. The reasons for the changes are set forth below.
Commission revenues from agency and principal transactions were $14,274,798 for the nine months ended September 30, 2005, which was a decrease of $1,077,801 from $15,352,599 for the nine months ended September 30, 2004. Commission revenues from agency and principal transactions were $4,142,956 for the three months ended September 30, 2005, which was a decrease of $258,560 from $4,401,516 for the three months ended September 30, 2004. The decreases in commission revenue are primarily the result of decreases in high-yield and municipal fixed income securities commissions from the same periods in the prior year. Commission revenues increased to 114.2% and decreased to 47.4% of total revenues for the three and nine months ended September 30, 2005, respectively, from 88.1% and 82.7% of total revenues for the three and nine months ended September 30, 2004, respectively.
Underwriting and investment banking revenues were $15,891,910 for the nine months ended September 30, 2005, which was an increase of $12,292,221 from $3,599,689 for the nine months ended September 30, 2004. Underwriting and investment banking revenues were $0 for the three months ended September 30, 2005, which was a decrease of $1,231,518 from $1,231,518 for the three months ended September 30, 2004. No investment banking transactions were completed for the three months ended September 30, 2005, resulting in a decrease from the same period in the previous year. The increase in investment banking revenues for the nine months ended September 30, 2005 is due to the completion of two private placements. Underwriting and investment banking revenues decreased to 0.0% and increased to 52.7% of total revenues for the three and nine months ended September 30, 2005, respectively, from 24.6% and 19.4% of total revenues for the three and nine months ended September 30, 2004, respectively.
Net dealer inventory and investment income (loss) was $(2,012,838) for the nine months ended September 30, 2005, which was an decrease of $1,475,635 from $(537,203) for the nine months ended September 30, 2004. Net dealer inventory and investment income (loss) was $(2,267,801) for the three months ended September 30, 2005, which was an decrease of $1,536,668 from $(731,133) for the three months ended September 30, 2004. The increase in inventory and investment loss for the three and nine months ended September 30, 2005 resulted from unrealized trading losses. Net unrealized trading losses for the nine months ended September 30, 2005 were $(5,419,705). Net realized trading gains for the nine months ended September 30, 2005 were $3,406,867. Net dealer inventory and investment income (loss) decreased to -62.5% and -6.7% of total revenues for the three and nine months ended September 30, 2005, respectively, from -14.6% and -2.9% of total revenues for the three and nine months ended September 30, 2004, respectively.
Consulting fees were $1,595,437 for the nine and three months ended September 30, 2005, which was an increase of $1,595,437 from $0 for the nine and three months ended September 30, 2005. The increase in consulting fees was due to the acquisition of C&TA as of July 1, 2005. Consulting fees increased to 44.0% and 5.3% of total revenues for the three and nine months ended September 30, 2005, respectively, from 0% of total revenue for the three and nine months ended September 30, 2004.
Other income was $384,162 for the nine months ended September 30, 2005, which was an increase of $239,448 from $144,714 for the nine months ended September 30, 2004. Other income was $157,996 for the three months ended September 30, 2005, which was an increase of $61,182 from $96,814 for the three months ended September 30, 2004. The increase was due to fees earned in 2005 relating to our research department. Other income increased to 4.4% and 1.3% of total revenues for the three and nine months ended September 30, 2005, respectively, from 1.9% and 0.8% of total revenues for the three and nine months ended September 30, 2004, respectively.

Total expenses were $29,913,636 for the nine months ended September 30, 2005, which was an increase of $12,017,527 or 67% from $17,896,109 for the nine months ended September 30, 2004. Total expenses were $8,357,332 for the three months ended September 30, 2005, which was an increase of $2,543,644 or 44% from $5,813,688 for the three months ended September 30, 2004. The explanations for the changes are set forth below.
Commissions, employee compensation and benefits were $19,862,837 for the nine months ended September 30, 2005, which was an increase of $7,461,824 from $12,401,013 for the nine months ended September 30, 2004. Commissions, employee compensation and benefits were $4,187,842 for the three months ended September 30, 2005, which was an increase of $496,656 from $3,691,186 for the three months ended September 30, 2004. Commission expense was $12,207,096 for the nine months ended September 30, 2005, which was an increase of $3,935,806 from $8,271,290 for the nine months ended September 30, 2004. Commission expense was $1,828,799 for the three months ended September 30, 2005, which was a decrease of $800,773 from $2,629,572 for the three months ended September 30, 2004. The changes in commission expenses for the periods indicated are due to the changes in investment banking revenues from the comparable periods in the prior year. Commissions, employee compensation and benefits increased to 115.4% and decreased to 65.9% of total revenues for the three and nine months ended September 30, 2005, respectively, from 73.8% and 66.8% of total revenues for the three and nine months ended September 30, 2004, respectively.
Clearing and floor brokerage costs were $587,684 for the nine months ended September 30, 2005, which was an increase of $200,216 from $387,468 for the nine months ended September 30, 2004. Clearing and floor brokerage costs were $180,254 for the three months ended September 30, 2005, which was an increase of $98,585 from $81,669 for the three months ended September 30, 2004. The overall increase in clearing and floor brokerage costs for the three and nine months ended September 30, 2005 resulted from an increase in trading activity in the over-the-counter equity markets and on the national exchanges. Clearing and floor brokerage costs increased to 5.0% and decreased to 2.0% of total revenues for the three and nine months ended September 30, 2005, respectively, from 1.6% and 2.1% of total revenues for the three and nine months ended September 30, 2004, respectively.
Communications and occupancy charges were $1,592,803 for the nine months ended September 30, 2005, which was an increase of $155,173 from $1,437,630 for the nine months ended September 30, 2004. Communications and occupancy charges were $488,810 for the three months ended September 30, 2005, which was a decrease of $11,975 from $500,785 for the three months ended September 30, 2004. The increase in communications and occupancy charges for the nine months ended September 30, 2005 resulted from additional usage of news and quote services to support sales and trading activities. The decrease in communications and occupancy charges for the three months ended September 30, 2005 resulted from the elimination of rent expense associated with our former corporate headquarters effective August 1, 2005. Communications and occupancy charges increased to 13.5% and decreased to 5.3% of total revenues for the three and nine months ended September 30, 2005, respectively, from 10.0% and 7.7% of total revenues for the three and nine months ended September 30, 2004, respectively.
Professional fees were $2,872,198 for the nine months ended September 30, 2005, which was an increase of $1,240,859 from $1,631,339 for the nine months ended September 30, 2004. Professional fees were $1,620,844 for the three months ended September 30, 2005, which was an increase of $911,477 from $709,367 for the three months ended September 30, 2004. The increase is due to additional professional fees associated with investment banking opportunities, fees associated with NASD and Sarbanes-Oxley compliance, consulting fees paid by C&TA to independent contractors and reserves established for litigation. Professional fees increased to 44.7% and 9.5% of total revenues for the three and nine months ended September 30, 2005, respectively, from 14.2% and 8.8% of total revenues for the three and nine months ended September 30, 2004.
Other expenses were $4,998,114 for the nine months ended September 30, 2005, which was an increase of $2,959,455 from $2,038,659 for the nine months ended September 30, 2004. Other expenses were $1,879,582 for the three months ended September 30, 2005, which was an increase of $1,048,901 from $830,681 for the three months ended September 30, 2004. The overall increase in other expenses during the three and nine months ended September 30, 2005 is the result of corporate charitable contributions, amortization of intangible assets, and travel related expenses for sales and investment banking personnel. In addition, the increase was due to the relocation of our corporate headquarters on August 1, 2005 from leased office space and represents the accrued amounts due, net of sublease receipts through the termination of the office lease agreement. Other expenses increased to 51.8% and 16.6% of total revenues for the three and nine months ended September 30, 2005, respectively, from 16.6% and 11.0% of total revenues for the three and nine months ended September 30, 2004, respectively.
Income tax expense was $108,736 for the nine months ended September 30, 2005, which was a decrease of $231,039 from $339,775 for the nine months ended September 30, 2004. Income tax benefit was $1,794,713 for the three months ended September 30, 2005, which was an increase of $1,518,290 from $276,423 for the three months ended September 30, 2004. The overall increase in income tax benefit for the three months ended September 30, 2005 is due to the decrease in taxable income. The overall decrease in income tax expense for the nine months ended September 30, 2005 is due to the decrease in taxable income. Our effective tax rate was 49% and 51% for the nine months ended September 30, 2005 and 2004, respectively. Our effective tax rate differs from the federal statutory tax rate as a result of estimated state income taxes and non-deductible expenses.
Net income was $111,097 for the nine months ended September 30, 2005, which was a decrease of $212,818 or 66% from $323,915 for the nine months ended September 30, 2004. Net loss was $(2,934,031) for the three months ended September 30, 2005, which was an increase of $2,395,481 or 445% from a net loss of $(538,550) for the three months ended September 30, 2004.

Liquidity and Capital Resources
TSG, as a broker-dealer, is required to maintain a certain level of liquidity or net capital in accordance with NASD regulations. Factors affecting TSG’s liquidity include the value of securities held in trading accounts, the value of non-current assets, the amount of unsecured receivables, and the amount of general business liabilities, excluding amounts payable to its clearing organization and NASD approved subordinated debt.
Our inventory balance fluctuates daily based on the current market value and types of securities held. We typically invest in securities in which we provide research coverage. The types of securities may include publicly traded debt, equity, options and private security issuances. As a market maker, TSG provides bid and ask quotes on certain equity securities on the NASDAQ market. TSG’s ability to generate revenues from market making activities may depend upon the level and value of securities held in inventory.
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
We utilize the equity in securities owned at TSG’s clearing organization to fund operating and investing activities. The value of the equity at the clearing organization is also used to secure temporary financing for the purchase of investments in TSG’s trading accounts. The value of TSG’s equity balance held at the clearing organization may fluctuate depending on factors such as the market valuation of securities held in our trading accounts, realized trading profits, commission revenue, cash withdrawals and clearing costs charged to TSG for conducting trading activities. As a result of the aforementioned factors, we may report either a receivable or payable balance to our clearing organization.
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
On July 7, 2004, we entered into a subordinated convertible promissory note agreement with Salter Family Partners, Ltd., a family limited partnership controlled by Mark M. Salter, our Chief Executive Officer, to borrow $1,000,000 for operating purposes. Under the terms of the promissory note, we will make quarterly interest payments at a rate of 10% per annum. The promissory note is unsecured. The maturity date of the note is December 1, 2005, at which time all remaining unpaid principal and interest is due. If (i) the closing price of our common stock is less than $1.00 per share for ten consecutive trading days, (ii) Mr. Salter is no longer employed by us (other than death or disability), or (iii) the net liquidating equity of Tejas Securities held at its clearing organization as of the last business day of a calendar month is less than $2,000,000, then an event of default will exist under the promissory note and Mr. Salter is entitled to declare the amounts outstanding under the promissory note immediately due and payable. The promissory note is convertible at any time into our common stock in an amount equal to the unpaid principal divided by the conversion price of $5.00 per share. The promissory note originally required us to designate a series of preferred stock by July 1, 2005, which the promissory note could be convertible into at any time. On June 30, 2005, Salter Family Partners, Ltd. extended the date by which we were required to designate a series of preferred stock to August 31, 2005. On August 9, 2005, our board of directors designated 1,000 shares of our authorized preferred stock as Series A Convertible Preferred Stock pursuant to a Certificate of Designations for Series A Convertible Preferred Stock. In addition, we amended the terms of the promissory note so that Mr. Salter could convert the promissory note into our Series A Convertible Preferred Stock in an amount equal to the unpaid principal divided by a conversion price of $1,000 per share. The promissory note was convertible until the note was repaid. We have also granted Mr. Salter, through Salter Family Partners, Ltd., certain piggyback registration rights for the shares into which the preferred stock may be converted. On September 26, 2005, Mr. Salter converted the promissory note into 1,000 shares of Series A convertible preferred stock.
On February 3, 2005, we issued 1,600,000 shares of our common stock through a secondary public offering. As a result of this offering, we received approximately $23,629,000 in net proceeds. On February 25, 2005, the underwriter for the offering, C.E. Unterberg, Towbin LLC, exercised their option to purchase an additional 60,000 shares of our common stock. As a result of the option exercise, we received approximately $888,000 in additional net proceeds.
On February 22, 2005, we purchased an office building through our wholly-owned subsidiary, TI Building Partnership, Ltd. The office building was purchased at a price of approximately $3,470,000, with $2,200,000 being financed through Community Credit Union, or CCU. Pursuant to the terms of a promissory note, this loan accrues interest at a rate of 5.75% per annum, with monthly installments of $13,840 through February 2011, at which time the outstanding principal and accrued interest on the note shall be due and payable. A mortgage on the building and the associated real property secures the repayment of such borrowing. In connection with this acquisition, John J. Gorman, our Chairman, agreed to (1) indemnify CCU against any losses incurred by CCU as a result of any violations of environmental laws or certain building laws related to such real property and (2) provide a limited guarantee of our performance under certain provisions of the deed of trust entered into in connection with such financing.
On May 10, 2005, we borrowed $1,760,000 from First United Bank to finance in part the purchase price of an office building through our wholly-owned subsidiary, TI Building Partnership, Ltd. Pursuant to the terms of a promissory note, the borrowing accrues interest at a rate of 6.75% per annum, with monthly installments of $13,388 through May 2010, at which time the outstanding principal and accrued interest on the note shall be due and payable. A mortgage on the building and the associated real property secures the repayment of such borrowing.
On July 1, 2005, we completed our acquisition of C&TA. The total consideration paid by us in exchange for the outstanding capital stock of C&TA was approximately $45.4 million, consisting of cash in the amount of $5.0 million ($2 million of which was paid upon the execution of the letter of intent relating to this acquisition), which was paid out of our cash reserves, and 3,157,895 shares of our common stock valued at $12.63 per share. Of the consideration paid by us, 309,316 shares of our common stock are being held in escrow for a period of two years following the closing date of the acquisition, to satisfy possible indemnification claims made by us under the agreement and plan of merger relating to this acquisition. The total purchase consideration, including approximately $0.5 million in transaction costs, has been allocated to the assets acquired, identifiable intangible assets and liabilities assumed, based on the respective fair values at the date of acquisition. The allocation resulted in goodwill of approximately $44.2 million.
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
Our trading securities were $38,630,681 in long positions and $16,809 in short positions as of September 30, 2005. These trading securities may be exchange listed, listed on the Nasdaq Stock Market, warrants or over-the-counter securities, or with limited market activity on both long and short positions. The potential loss in fair value, using a hypothetical 10% decline in prices, is estimated to be $3,865,000 as of September 30, 2005. A 10% hypothetical decline was used to represent a significant and plausible market change.
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

Item 4. Controls and Procedures
At September 30, 2005, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2005, our disclosure controls and procedures were effective.
There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
On August 16, 2005, a stockholder and Director of Motient Corporation, a client of the Company’s, filed a stockholders’ derivative suit in the Chancery Court in the State of Delaware against Tejas, C&TA, TSG, and the Company’s board members, Jared E. Abbruzzese, Sr. and Barry A. Williamson, as well as against Motient and other directors of Motient. Mr. Williamson currently serves as a member of the Motient Board. The lawsuit alleges, among other things, that Tejas, C&TA and TSG aided and abetted Motient’s directors and principal executive officer in breaching their fiduciary duties to the stockholders, and that Tejas and C&TA were unjustly enriched by such breach of fiduciary duties. The plaintiff seeks the recovery of damages allegedly suffered by Motient or directly by its stockholders and the recovery of fees paid to certain of the defendants. Management believes that the allegations in the suit are without merit, and plan to vigorously defend against them.
In October 2005, TSG received correspondence from the NASD in regards to open regulatory examinations from 2003 and 2004. In an effort to resolve the examinations, the NASD has proposed a settlement in the amount of approximately $225,000. Management believes that the resolution of these examinations will occur within the next thirty days, and that the amount of the settlement is reasonably known. An accrual of $225,000 has been made as of September 30, 2005 for these examinations.
Other than the resolution of the NASD 2003 and 2004 examinations, there are no liabilities arising from pending claims or legal actions that management believes would have a material adverse effect on the consolidated financial position or results of operations of the Company.
Item 5. Other Information
On October 26, 2005, TSG received a $150,000 non-refundable retainer from Wilson Holdings, Inc., a company controlled by Clark N. Wilson, a member of the Company’s board of directors. The retainer was associated with an engagement letter with Wilson Holdings, Inc., in which TSG would assist Wilson Holdings, Inc. in obtaining financing for general corporate purposes. Mr. Wilson is the Chairman, CEO and President of Wilson Holdings, Inc. and is also its largest shareholder. Besides Mr. Wilson, John J. Gorman, the Company’s Chairman, is a significant shareholder in Wilson Holdings, Inc. Additionally, in October 2005, Mr. Barry W. Williamson, a member of the Company’s board of directors, was appointed to the board of Wilson Holdings, Inc. On November 10, 2005, TSG assisted in providing a $5 million bridge loan to Wilson Holdings, Inc.
On November 9, 2005, the board of directors of the Company expanded the size of the board from seven to eight directors and appointed Michael F. Dura as a director of the Company. Mr. Dura has also been appointed as the Vice Chairman of the board of directors, replacing Mr. Jared E. Abbruzzese, Sr. Mr. Dura has served as a Managing Member of Prex Capital Partners LLC, a private money management firm, from February 2004 to present. Mr. Dura served in executive management level positions with National Financial Services, UBS PaineWebber, Broadway Trading LLC and Schroder & Co., Inc. from 1988 through 2003. Mr. Abbruzzese will remain as a board member of the Company and will focus his efforts on the operations of C&TA.
On November 10, 2005, Mr. Jared E. Abbruzzese irrevocably waived his right to compensation in the amount of $300,000 for the quarter ended September 30, 2005.
Item 6. Exhibits

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBITS
31.1*	Certification of Chief Executive Officer under Securities Exchange Act Rules 13a-14 or 15d-14

31.2*	Certification of Chief Financial Officer under Securities Exchange Act Rules 13a-14 or 15d-14

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tejas Incorporated
Date: November 14, 2005
/s/ Mark M. Salter
Mark M. Salter
Chief Executive Officer

/s/ John F. Garber
John F. Garber
Chief Financial Officer