Form 10-K
period 2005-12-31
Tejas Inc
filed 2006-03-31
CIK 869688

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):
Large accelerated filer ☐                      Accelerated filer ☐                    Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of February 28, 2006 there were 7,860,508 shares of the Registrant’s common stock, $0.001 par value, outstanding. The aggregate market value of common stock held by non-affiliates as of June 30, 2005 was $29,800,723 using a market price of $12.30 as quoted on the over-the-counter bulletin board as of the close of business on that date.
DOCUMENTS INCORPORATED BY REFERENCE
Selected portions of the Registrant’s definitive proxy statement for the 2006 annual meeting of stockholders are incorporated by reference into Part III of the Form 10-K.

PART I
ITEM 1. BUSINESS
GENERAL
We are a holding company whose primary operating subsidiaries are Tejas Securities Group, Inc., a Texas corporation, and Capital & Technology Advisors, Inc., a Delaware corporation. We were incorporated in New York on July 18, 1990, and made an initial public offering in November 1991. We were acquired by Tejas Securities in a reverse merger effected on August 27, 1999. On October 3, 2000, we changed our state of incorporation to Delaware. Our primary offices are located in Austin, Texas and Albany, New York.
We are a financial services holding company that focuses on the following:
•	proprietary research on distressed debt and special situation securities;

•	trading and other brokerage services to value-based institutional and retail investors active in fixed income and equity instruments;

•	corporate finance and strategic advisory services to middle-market companies within our target industries; and

•	operational and financial restructuring and consulting services for companies.
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
We commit extensive time and effort to performing due diligence and understanding the fundamentals of the businesses and industries under coverage. We believe our research performance is driven by understanding the complexities of particular events such as bankruptcy proceedings and changes in the regulatory environment. Our research recommendations are typically long term in nature due to the complexities of the bankruptcy and restructuring process of distressed and special situation companies. We cover approximately 40 companies and continue to closely monitor other potential research issues. Notable companies that we have covered include Nextwave Telecom, Enron, Global Crossing, RCN Communications, Mirant Corp., Motient Corp., Pegasus Communications, MCI WorldCom and United Airlines.
We have increased our business activities by:
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
We are devoted to maintaining an entrepreneurial culture, characterized by experienced professionals, a focus on maximizing our clients’ returns, and broad-based employee ownership. Our employees currently own approximately 78% of our common stock, and we anticipate that they will continue to maintain a substantial ownership position in our equity.

We conduct our business through three operating segments: our full service brokerage segment, our investment banking segment and our consulting segment. Our brokerage segment, which includes all trading for our clients and for our own proprietary account as well as our inventory positions and market making activities, is categorized as a separate business segment from investment banking because these aforementioned activities are all interrelated and service a different client base. Investment banking requires a different skill set and knowledge base and engagements are with the issuers, not the investors. Our consulting segment provided operational and financial restructuring services to companies within the telecommunications and technology sectors. Each segment reports to a different individual on the management team in order to maintain the necessary regulatory separation.
Brokerage Services
We provide brokerage services to approximately 500 institutional clients and a network of retail clients. The majority of our brokerage revenues are derived from research driven recommendations. We offer clients the ability to buy and sell fixed income products, equity securities, security options, mutual funds and other investment securities. The fixed income products that we sell include distressed corporate bonds, bank notes issued by distressed companies, mortgage-backed derivative products, municipal bonds, and government and government-backed securities. Through our Austin operations, we are a market maker for approximately 45 public companies whose stocks are traded on the NASDAQ Stock Market. We are also a dealer in New York Stock Exchange listed securities and other non-listed securities.
Investment Banking
In 2004, we began to focus more attention on our investment banking efforts, particularly in assisting public companies raise capital. Through this renewed focus, we acted as placement agent for seven private investment in public equity, or PIPE, transactions, and one exit convertible bond financing during 2004. These transactions raised approximately $401 million, which included one of the largest all equity domestic PIPE transactions in 2004. In 2005, we raised approximately $440 million, which included one of the largest PIPE transactions in 2005.
Consulting Services
In July 2005, we acquired Capital & Technology Advisors, Inc., or C&TA, as a wholly-owned subsidiary. C&TA is an advisory and consulting firm that provides operational and financial restructuring services to companies within the telecommunication and technology industries. C&TA’s restructuring services include technology evaluation and planning, operating expense analysis, integration and transition strategies, asset rationalization, interim management, and due diligence guidance.
Industry Overview
In the last decade, the U.S. investment banking industry has been characterized and influenced by the following trends:
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
In recent years there have been a number of acquisitions by larger financial services institutions of U.S. brokerage and investment banking firms that offer similar products and services to those that we provide. These larger financial institutions have generally allocated capital and resources toward larger market capitalization companies and transactions. This shift of focus away from smaller market capitalization companies has led to a decline in service to these companies, including investment banking and research coverage, and as a result such companies have reduced access to capital.

Additionally, because the United States securities industry has also been subjected to increased regulation and governmental scrutiny, including certain mandated changes, many larger firms have restructured their research departments and reduced coverage and market making activities for companies whose market capitalization is below certain thresholds. Research and capital markets resources previously dedicated to smaller market capitalization companies were either reassigned to larger companies or eliminated. These circumstances have contributed to both companies in, and investors focused on, the growth and middle-market sectors seeking the services of boutique investment banking professionals who have a high degree of applicable industry knowledge.
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
Our Market Opportunity
We believe that, as a strategically positioned financial services holding company recognized for our research focus on distressed debt and special situation securities, and our consulting services to companies within the telecommunications and technology sectors, the market opportunity available to us is significant due to the following factors:
Our Targeted Addressable Market Continues to Grow As Our Research Coverage Expands to New Industries
Our research coverage has expanded from the telecommunications industry to our current focus on wireless and wire-line telecommunications, cable, technology, transportation, energy and municipal securities. The growth from a primarily telecommunications-focused research model has allowed us to include additional high yield debt in other industries to our existing addressable market. Furthermore, we believe that our existing research analysts can continue to expand their research coverage.
High Yield Issuance Remains Robust, Creating a Steady Supply of Distressed Debt
We believe that the most likely candidates for future bankruptcies and distressed debtors are those currently in the high yield market whose bonds carry a yield to worst greater than 20.0%. Yield to worst, or YTW, is defined as the lowest of all yield to calls or the yield to maturity. According to Moody’s Investor Service, annual default rates for high yield bonds over the past five years have averaged approximately 5.7%.
Our Research Department Fully Investigates the Details of Each Investment Situation
When our research department commences coverage of distressed and special situation opportunities, its goal is to fully investigate all complexities these situations present and continue research based on the interests of our clients. The duration and depth of our research allows our analysts to become extremely familiar with the details of each situation, develop strong professional relationships with many of the key persons involved in each situation and convey to the market what we believe to be a more complete description of the situation than those offered by any of our competitors.
Our Extensive Bankruptcy Coverage Allows Us to Identify Distressed Opportunities Regardless of Size
Eight of the eleven largest bankruptcies since 1980, as measured by total pre-bankruptcy assets, have occurred since January 2001. We have maintained research coverage on six of these bankruptcies and believe that our in-depth analysis has afforded us a superior understanding of the complexities of each case.

Largest Bankruptcies 1980-Present
(Bold Indicates Tejas Securities Research Coverage)

Company	Bankruptcy Filing Date	Total Pre-Bankruptcy Assets
Worldcom, Inc.	7/21/02	$103.9
Enron Corp.	12/2/01	63.4
Conseco, Inc.	12/18/02	61.4
Texaco, Inc.	4/12/87	35.9
Financial Corp. of America	9/9/88	33.9
Refco Inc.	10/17/05	33.3
Global Crossing, Ltd.	1/28/02	30.2
Pacific Gas and Electric Co.	4/6/01	29.8
UAL Corp.	12/9/02	25.2
Delta Air Lines, Inc.	9/14/05	21.8
Adelphia Communications	6/25/02	21.5

Source: New Generation Research, Inc.

(assets in billions)
While our research staff is capable of covering large bankruptcies, we also endeavor to cover niche situations, especially in the telecommunications sector. We believe that this flexibility allows our research staff to identify opportunities wherever they exist regardless of size. Our research department currently maintains coverage on distressed and bankrupt companies with total indebtedness ranging from approximately $200.0 million to $60.0 billion.
Telecommunications and Technology Companies Continue to Evolve
Companies within the telecommunications and technology industries continue to evolve to meet the demands of consumers and to implement next generation products. Changes within the regulatory environment may also create new opportunities for companies to expand product and service offerings, but also increases competition. As new products and services are developed for consumers, companies may incur significant capital expenditures long before the receipt of the related revenue. We believe that our approach to providing consulting and advisory services draws heavily upon the operational experience of our employees, and our understanding of cost structures, organizational concerns and strategic position for companies within the telecommunications and technology sectors.
Our Competitive Strengths
Highly Regarded Investment Research
We believe that we are widely recognized for the quality of the distressed debt and special situation securities research we provide to our institutional and retail clients. Our research department analyzes each material aspect of an issuer’s business, develops strong professional relationships with management and related industry professionals, and effectively communicates the situation to the investor community. Many of the companies under research coverage have been followed by our research staff for several years, enhancing our understanding of the issuer.
Experienced Professionals
We believe that our team of professionals, including our executive management team, has diverse and extensive experience in the financial services and consulting industries. Our sales and trading professionals have developed long-term client relationships with hedge funds, pension funds, state and local municipalities, banks, insurance companies and high net worth individuals, and these core clients have historically made up a significant portion of our revenues. Our consulting professionals are former telecommunications and technology managers and engineers experienced in the financial and operational aspects of these types of businesses.
Focus on “Under-Covered” Securities
Our analysts target distressed debt and special situation securities of small- and middle-market capitalization companies for which limited coverage currently exists. The businesses covered by our research analysts are, on average, actively covered by only 2.9 other analysts.

Entrepreneurial Culture
We have fully embraced an entrepreneurial culture. Our employees own approximately 78% of our common stock, which, when coupled with our highly competitive compensation packages, enables our employees to directly benefit from their individual production as well as our overall performance. Every employee has the incentive to generate ideas and communicate them to management to maximize client returns and our revenues.
Our Growth Strategies
Our goal is to become a leading financial services and consulting firm providing trading and other investment banking services, financial and operational restructuring services, and quality research to our clients. In order to achieve this goal, we plan on implementing the following strategies:
Expand Research Coverage to Other Industries Outside Our Current Focus
In the past, we were limited in our ability to provide research coverage on distressed and special situation companies outside of our core industries. The number of companies and industries under coverage has a direct impact on commission and trading revenues. We have added additional research staff to provide research coverage of products such as distressed mortgage- and asset-backed securities as well as to cover additional industries such as general industrials, media and retail. We believe this will enable us to expand our sales force, as potential sales professionals would be attracted to our expanded product offering. These research staff additions will allow us to provide complementary research capabilities that we believe will generate additional revenues from an existing and expanded client base.
Capitalize on Trading Resources By Increasing the Size of Brokered Transactions
Historically, our modest capital base combined with the lack of leverage provided by our clearing organization has inhibited our ability to acquire securities related to our research. With additional capital from our February 2005 secondary public offering, we believe we have the ability to conduct larger transactions and realize greater revenues on the securities that we broker. With expanded capital for inventory positions, we believe we are better situated to recruit distressed trading professionals who specialize in trading larger blocks of distressed and special situation securities.
Expand Investment Banking Efforts to Include Additional Capabilities
In 2004, we began to utilize our expertise, industry contacts and business experience to grow our investment banking practice. These investment banking clients are requesting additional services from us, including acquisition and restructuring advisory services. As a result, we have hired experienced investment banking professionals to exploit these opportunities.
Develop Direct Investment Operations for Participation in Investment Banking Transactions
Short term bridge financings are often associated with PIPEs or other security transactions. With capital from our February 2005 secondary public offering, we may offer, in addition to services as placement agent, bridge financing to our investment banking client base. Also, we may have the opportunity from time to time to take a proprietary equity position in future distressed or special situations, which we believe will increase our investment banking revenues.
Grow Through Acquisitions
In the past, we have entertained several potential acquisition candidates but our balance sheet and thinly traded common stock have limited our ability to use our equity as consideration in these potential transactions and has prevented us from completing these transactions. As a result of our February 2005 secondary public offering, we have improved our ability to seek out complementary businesses, such as C&TA.

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
Expand Our Consulting Services
Through our acquisition of C&TA in July 2005, we now offer consulting and advisory services to companies within the telecommunications and technology industries. We believe that the business model C&TA has developed is useful in assisting companies in other industries that may experience rapid changes in technology and consumer demand. By offering consultants with significant operational and financial experience at the management level, we believe that we can assist companies in industries such as telecommunications and technology navigate through the restructuring process.
Revenues and Industry Segments
The information required by Regulation S-K Items 101(b) and 101(d) related to financial information about segments and financial information about sales is contained in Note 17 of our consolidated financial statements, which are included in this Annual Report on Form 10-K.
Clients
Historically, our brokerage client base has been comprised of predominately large institutional clients such as money managers, mutual funds, hedge funds, private and public pension funds, banks, insurance companies, savings associations, state and municipal funds and high net-worth retail clients with a particular focus on value. These clients demand high quality research and sophisticated trading capabilities. We believe that we have served the needs of this segment of our client base as evidenced by increased volume with these clients. We believe that the increase in the scope of our research services should increase client satisfaction and increase our revenues from institutional clients and high net-worth retail clients. We currently have no brokerage client that provides more than 10% of our revenues.
C&TA’s historical consulting and advisory client base has been comprised of companies largely in the telecommunications and technology industries, including cable, wireless, satellite, PCS, CLEC and carrier companies. Additionally, C&TA has consulted with creditor committees and financial advisors for companies in bankruptcy or reorganization. For the year ended December 31, 2005, C&TA had three customers that accounted for approximately 65% of its consulting revenue.
Employees
As of December 31, 2005, we had 73 employees. Of these employees, 25 work in sales, five in trading, seven in research, four in investment banking, and five in consulting, with the remaining employees performing management and administrative functions. We believe that this support structure is sufficient to support additional sales, investment banking and research staff.
Competition
All aspects of our business are highly competitive. In our investment banking activities, we compete with large Wall Street investment banks as well as regional boutique banks that offer private placement services to small- and middle-market companies. We compete for these investment banking transactions on the basis of our relationships with the issuers and potential investors, our experience in the industry and transactional fees. In our general brokerage activities, we compete directly with numerous other broker-dealers, many of which are large well-known firms with substantially greater financial and personnel resources. We compete for brokerage transactions on the basis of our research ideas, our experience in the industry, our ability to execute transactions and the strength of our relationships with our clients. Many of our competitors for brokerage service and investment banking transactions employ extensive advertising and actively solicit potential clients in order to increase business. In addition, brokerage firms compete by furnishing investment research publications to existing clients, the quality and breadth of which are considered important in the development of new business and the retention of existing clients. We also compete with a number of smaller regional brokerage firms in Texas and the southwestern United States. In our consulting and advisory activities, we compete with investment banking and consulting firms on the basis of expertise in the telecommunication and technology industries.

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
Securities Industry Practices/Regulation
Tejas Securities is registered as a broker-dealer with the Securities and Exchange Commission (the SEC) and the National Association of Securities Dealers, Inc. (the NASD). Tejas Securities is registered as a securities broker-dealer in 42 states and the District of Columbia. Tejas Securities is also a member of the Securities Investors Protection Corporation, which provides Tejas Securities’ clients with insurance protection for amounts of up to $500,000 each, with a limitation of $100,000 on claims for cash balances. Tejas Securities has also acquired an additional $4,000,000 in insurance coverage through Seabury & Smith, as added protection for individual clients’ securities, covering all clients of Tejas Securities’ institutional and retail clients.
Tejas Securities is subject to extensive regulation by federal and state laws. The SEC is the federal agency charged with administration of the federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, principally the NASD and the national securities exchanges. These self-regulatory organizations adopt rules, subject to approval by the SEC, which govern the industry and conduct periodic reviews of member broker-dealers. Securities firms are also subject to regulation by state securities commissions in the states in which they do business. The SEC, self-regulatory organizations, and state securities commissions may conduct administrative proceedings which can result in censure, fine, suspension, or expulsion of a broker-dealer, its officers or employees. The principal purpose of regulation and discipline of broker-dealers is the protection of clients and the securities markets, rather than protection of creditors and stockholders of broker-dealers. Tejas Securities was recently fined $225,000 by the NASD in connection with routine annual examinations and our former compliance officer received a 30-day suspension from the NASD for trading prior to the issuance of a research report.
As a result of the most recent changes in the regulatory environment, Tejas Securities restructured its compliance department. In May 2004, it hired a new compliance director who had previously served as an examiner for the NASD office in Dallas, Texas. In March 2004, it engaged an outside consultant who had previously served as the head of the NASD office in Dallas, Texas. Additionally, in 2005, it hired an in-house general counsel and assistant general counsel. Through these additions and through a review of our internal supervisory procedures, we believe that Tejas Securities will be better situated to address compliance matters affecting us on a going forward basis.
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

At December 31, 2005, Tejas Securities elected to use the basic method permitted by 15c3-1, which requires it to maintain minimum net capital, as defined in 15c3-1, equal to the greater of $250,000 or 6-2/3% of aggregate indebtedness, as defined in 15c3-1. At December 31, 2005, Tejas Securities had net capital of $5,289,577, which was $5,039,577 in excess of the minimum amount required.
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
Our Ability To Retain Our Executive Management Team And To Recruit And Retain Key Employees Is Critical To The Success Of Our Business.
Our ability to successfully execute our business model depends, among other things, upon the personal reputation, judgment, business generation capabilities and project execution skills of our executive management and key employees, including, John J. Gorman, our Chairman, and Jared E. Abbruzzese, Sr. We depend on the personal reputations and relationships that our executives and employees have with our clients to obtain and maintain investment banking engagements, brokerage accounts and consulting engagements. Accordingly, the retention of these executives and employees is particularly important to our future success. The departure or other loss of any such member of our executive management team or any key employee, each of whom manages substantial client relationships and possesses substantial experience and expertise, could harm our ability to secure and successfully complete investment banking engagements, generate brokerage commissions and complete consulting engagements. See discussion under “Our Business is Highly Competitive” below.
There Is No Consistent Pattern In Our Financial Results From Quarter To Quarter And Year To Year, Which May Result In Volatility In The Value Of Our Common Stock.
We experience variations in revenues and profits during the year and from year to year. These variations can generally be attributed to:
•	fluctuations in the debt and equity markets;

•	our ability to identify investment opportunities for our trading accounts and our clients’ accounts;

•	general economic and market conditions which impact the number of distressed securities opportunities that are available to us and our clients;

•	our investment banking revenues being largely earned upon the successful completion of transactions, the timing of which is uncertain and subject to the volatility of the capital markets; and

•	our consulting and advisory revenues being largely earned from a few telecommunication and technology clients in early stage development and reorganization.
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
A Key Part Of Our Business Strategy Involves Acquisitions; However, Such Acquisitions May Not Achieve All Intended Benefits.
A key part of our strategy is to obtain business opportunities, customers and personnel through acquisitions. We acquired C&TA in July 2005. We may pursue selective acquisition opportunities in the future, but we may not be able to identify and execute suitable acquisitions in the future on terms that are favorable to us, or at all. We may encounter other risks in our acquisition strategy, including:
•	diversion of management’s attention from our existing business;

•	increased competition for acquisitions which may increase the price of our acquisitions; and

•	our failure to discover material liabilities during the due diligence process, including the failure of prior owners of any acquired businesses or their employees to comply with applicable laws or regulations or their failure to fulfill their contractual obligations.
In connection with our future acquisitions, we may incur significant acquisition expenses as well as amortization expenses related to intangible assets. We also may incur significant write-offs of goodwill associated with companies, businesses or technologies that we may acquire. Our results of operations could be adversely affected by these expenses and write-offs.
We May Have Difficulty Integrating The Operations Of Any Companies We Acquire, Which May Adversely Affect Our Results Of Operations.
The success of our acquisition strategy will depend upon our ability to successfully integrate any businesses we acquire. The integration of these businesses into our operations may result in unforeseen events or operating difficulties, absorb significant management attention and require significant financial resources that would otherwise be available for the ongoing development of our business. These integration difficulties could include:
•	the integration of personnel with disparate business backgrounds;

•	the transition of new information systems;

•	the coordination of geographically dispersed organizations;

•	the loss of key employees of acquired companies;

•	the reconciliation of different corporate cultures; and

•	the synchronization of disclosure and financial reporting controls of acquired companies with our controls and, where applicable, improvement of the acquired company’s controls.
For these or other reasons, we may be unable to retain key clients or to retain or renew contracts of acquired companies. Moreover, any acquired business may fail to generate the revenue or net income we expected or produce the efficiencies or cost savings that we anticipated. Any of these outcomes could materially adversely affect our operating results.

We Invest Our Own Principal Capital In Equities And Debt Securities That Expose Us To Risk Of Capital Loss.
We use a portion of our own capital in a variety of principal investment activities, each of which involves risks of illiquidity, loss of principal and revaluation of assets. At December 31, 2005, our principal investments represented approximately $7,559,000 invested in securities that had limited marketability, approximately $16,760,000 invested in marketable securities in long positions and $0 invested in marketable securities in short positions. Additionally, we may on occasion concentrate our securities holdings to one or two positions based upon our research and potential for market appreciation. We face the risk of greater valuation losses by not adequately diversifying our investment portfolio.
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
Employee And Consultant Misconduct Could Harm Our Businesses And Is Difficult To Detect And Deter.
There have been a number of highly publicized cases involving fraud or other misconduct by employees and consultants in the financial services industry in recent years and we run the risk that employee and consultant misconduct could occur at our company. Misconduct by employees and consultants could include binding us to transactions that exceed authorized limits or present unacceptable risk, or hiding from us unauthorized or unsuccessful activities, which, in either case, may result in unknown and unmanaged risks or losses. Misconduct by employees and consultants could also involve the improper use or disclosure of confidential information, which could result in regulatory sanctions and serious harm to our reputation or financial condition. Our investment banking and consulting businesses often requires that we observe confidences of the greatest significance to our clients, improper use of which may harm our clients and violate the terms of our agreements with our clients. Any breach of our clients’ confidences may impair our ability to attract and retain investment banking and consulting clients. It is not always possible to deter employee and consultant misconduct, and the precautions that we take to detect and prevent this activity may not be effective in all cases.
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
Lack Of Liquidity At Our Clearing Organization May Impair Our Business.
We utilize our equity in securities owned at our clearing organization to facilitate the purchase of additional securities for trading purposes. The value of the equity at the clearing organization is primarily affected by realized trading gains and losses, unrealized gains and losses, the purchase and sale of accrued interest on debt securities, and cash withdrawals and deposits at the clearing organization. As a result of this activity, including the purchase and sale of securities, we may have either a receivable or payable balance to the clearing organization. In the event that we have a payable balance to the clearing organization, we may be restricted in our ability to withdraw funds from the clearing organization to cover routine operating expenses. Additionally, if the value of the equity at the clearing organization is insufficient to cover the margin requirements on the value of the securities borrowed, we may be required to either liquidate our holdings at the clearing organization or provide additional funds to cover margin requirements. As of December 31, 2005, we had a net payable balance to our clearing organization of approximately $294,000.
A High Percentage Of Our Consulting Revenues Are Derived From Clients In A Few Industries And The Termination Of Any One Advisory Engagement Could Reduce Our Consulting Revenue Significantly.
Our consulting and advisory subsidiary, C&TA, typically advises a few companies in the telecommunications and technology industries each year for varying lengths of time. For the year ended December 31, 2005, three clients accounted for approximately 65% of C&TA’s revenue. For the year ended December 31, 2004, two clients accounted for approximately 51% of C&TA’s revenue. While the composition of C&TA’s consulting client group has historically varied from year to year, we expect that C&TA’s consulting and advisory clients will continue to be limited to a relatively small number of clients, and that a few of those clients will account for a high percentage of C&TA’s consulting revenue in any particular year. As a result, the loss of any one such client could significantly reduce our consulting revenue.
Our Restructuring Advisory Engagements May Not Provide For Continued Engagement After A Successful Restructuring.
Our consulting and advisory subsidiary, C&TA, has assisted companies and their creditor committees in operational and financial restructurings in the past. As companies complete these restructurings, they have on occasion not re-engaged us for advisory services. Thus, as a result of a successful reorganization of one of our current or future clients, we may lose a client, which may significantly reduce our consulting revenue.
Our Business Is Highly Competitive.
All aspects of our business are highly competitive. In our investment banking activities, we compete with large Wall Street investment banks as well as regional boutique banks that offer private placement services to small- and middle-market companies. We compete for these investment banking transactions on the basis of our relationships with the issuers and potential investors, our experience in the industry and transactional fees. In our general brokerage activities, we compete directly with numerous other broker-dealers, many of which are large well-known firms with substantially greater financial and personnel resources. We compete for brokerage transactions on the basis of our research ideas, our experience in the industry, our ability to execute transactions and the strength of our relationships with our clients. Many of our competitors for brokerage service and investment banking transactions employ extensive advertising and actively solicit potential clients in order to increase business. In addition, brokerage firms compete by furnishing investment research publications to existing clients, the quality and breadth of which are considered important in the development of new business and the retention of existing clients. We also compete with a number of smaller regional brokerage firms in Texas and the southwestern United States. In our consulting and advisory activities, we compete with investment banking and consulting firms on the basis of expertise in the telecommunication and technology industries.

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
We Are Subject To Market Forces Beyond Our Control.
We, like other investment banking firms, are directly affected by economic and political conditions, broad trends in business and finance and changes in volume and price levels of securities transactions. In recent years, the U.S. securities markets have experienced significant volatility. Over the past few years, the stock markets have suffered major declines and advances that have increased the volatility of our revenues. If our trading volume decreases, our revenues resulting from trading commissions will decline. Also, when trading volume is low, our profitability is adversely affected because our overhead remains relatively fixed, despite lower compensation costs associated with commission revenues. Severe market fluctuations in the future could have a material adverse effect on our business, financial condition and operating results.
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
No Active Public Market For Our Common Stock Currently Exists And None May Develop.
An active public market for our common stock does not currently exist. As of February 28, 2006, over 65% of our issued common stock was held by fewer than ten individuals. Until a broader distribution of our common stock is made, no active public market will develop. Our common stock is currently offered on the OTC Bulletin Board and is subject to increased volatility due to the lack of trading volume and liquidity for potential investors.
Our Chairman And Vice Chairman Will Have Significant Influence Over Matters Requiring Stockholder Or Board Approval.
Our Chairman, John J. Gorman, and director, Jared E. Abbruzzese, Sr., beneficially own or control approximately 52% of our outstanding common stock. Accordingly, Mr. Gorman and Mr. Abbruzzese will have substantial influence over the outcome of corporate actions requiring director or stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. Mr. Gorman and Mr. Abbruzzese may also delay or prevent a change of control of us, even if such change of control would benefit our other stockholders.
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
Future Sales Of Our Common Stock Could Adversely Affect Its Price
Sales of substantial amounts of common stock, or the perception that such sales could occur, could adversely affect the prevailing market price of our common stock and our ability to raise capital. We may issue additional common stock in future financing transactions or as incentive compensation for our executive management and other key personnel, consultants and advisors. Issuing any equity securities would be dilutive to the equity interests represented by our then-outstanding shares of common stock. The market price for our common stock could decrease as the market takes into account the dilutive effect of any of these issuances.
Finally, if we file a registration statement to raise additional capital, some of our existing stockholders hold piggyback registration rights that, if exercised, will require us to include their shares in the registration statement, which could adversely affect our ability to raise needed capital.
We Do Not Expect To Pay Cash Dividends On Our Common Stock For The Foreseeable Future.
We have never paid cash dividends on our common stock and do not anticipate that any cash dividends will be paid on the common stock for the foreseeable future. The payment of any cash dividend by us will be at the discretion of our board of directors and will depend on, among other things, our earnings, capital, regulatory requirements and financial condition. Furthermore, the terms of any future financing arrangements could limit our ability to pay cash dividends on our common stock. The terms of any future indebtedness of Tejas Securities or C&TA may restrict Tejas Securities’ or C&TA’s ability to distribute earnings or to make payments to us.

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
EXECUTIVE OFFICERS OF THE REGISTRANT.
The following information sets forth certain information with respect to our executive officers. Their respective backgrounds are described below.

Name	Age	Position
John J. Gorman	45	Director and Chairman
Mark M. Salter	46	Chief Executive Officer
Kurt J. Rechner	45	President, Chief Operating Officer and Secretary
John F. Garber	36	Chief Financial Officer and Treasurer
Wayne Barr, Jr.	42	President and Chief Executive Officer of C&TA
     John J. Gorman. Mr. Gorman became our Chairman of the board of directors in August 1999. He was our Chief Executive Officer from August 1999 through June 2004. He was the Chairman of Tejas Securities from July 1997 through August 2005. Mr. Gorman has over 18 years of experience in the brokerage industry. Mr. Gorman became a principal of Tejas Securities on April 18, 1995. From 1988 until joining Tejas Securities, Mr. Gorman worked at APS Financial Inc., a broker-dealer in Austin, Texas, as a Senior Vice President. Mr. Gorman served primarily in a broker capacity at APS Financial Inc. Mr. Gorman has held positions at APS Financial Inc., Landmark Group, Shearson Lehman and Dean Witter. Mr. Gorman is the nephew of Charles H. Mayer and is the son-in-law of William A. Inglehart, both members of our board of directors. Mr. Gorman received his B.B.A. from Southern Methodist University in 1983.
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
     Kurt J. Rechner, CPA, CFA. Mr. Rechner became our President and Chief Operating Officer in June 2004, and our Secretary in September 2002. Prior to that, Mr. Rechner was our Chief Financial Officer from January 2000 to June 2004. Mr. Rechner has spent the past 21 years in the financial services industry. Prior to joining us, Mr. Rechner was employed from 1997 through 1999 as an Executive Vice President, Finance & Operations, CFO for Xerox Federal Credit Union. From May 1995 to 1997, Mr. Rechner was the Chief Executive Officer for Prism Capital Management, LLC, which managed a global fixed income hedge fund. From 1990 through May 1995, Mr. Rechner was the Senior Vice President of Accounting and Finance for Security Service Federal Credit Union. Mr. Rechner earned a B.S. in Business Administration from the University of Illinois in 1984 and an M.B.A. from Trinity University in 1985. Mr. Rechner also holds the professional designations of Certified Public Accountant and Chartered Financial Analyst.
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

     Wayne Barr, Jr. Mr. Barr became the President and Chief Executive Officer of Capital & Technology Advisors, Inc., our wholly-owned subsidiary, on July 1, 2005. Prior to that, Mr. Barr was a Senior Managing Director of Communication Technology Advisors LLC and Capital & Technology Advisors LLC, privately-held consulting firms (the predecessors of Capital & Technology Advisors, Inc.) from May 2001 through June 30, 2005. Prior to May 2001, Mr. Barr was the Associate General Counsel at CAI Wireless Systems, Inc., a publicly held telecommunications company based in Albany, New York, which was acquired by WorldCom, Inc. in August 1999. Mr. Barr received his B.A. degree from the State University of New York at Albany in 1986 and his J.D. degree from Albany Law School of Union University in 1992. Mr. Barr serves as a board member of Globix Corporation, a publicly-held company.
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
ITEM 1A. RISK FACTORS
The information required by this item is set forth under “Forward-Looking Statements and Risk Factors” in Part I, Item 1.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
Our headquarters are located at 8226 Bee Caves Road, Austin, Texas, which we own. Additionally, we own a building located at 8121 Bee Caves Road, Austin, Texas, which we currently sublease. We lease space for our offices in St. Louis, Missouri, and Albany, New York, which consist of approximately 1,000 square feet and 2,000 square feet, respectively. The St. Louis lease is for four years and contains renewal options. Our Albany lease was renewed at the end of 2005 through December 2006. We also leased approximately 24,700 square feet in Austin, Texas where our headquarters were previously located. This lease has one year remaining, and we subleased approximately 90% of such space during 2005.
On March 31, 2005, we completed the sale of our New Jersey branch operations to Charles H. Mayer, a member of our board of directors. Mr. Mayer exercised his right to extend the purchase date from December 31, 2004 to June 30, 2005, subject to the payment of a $10,000 option exercise price. As part of our agreement with Mr. Mayer, his company, Seton Securities, Inc., entered into a sublease agreement with us for the New Jersey office space for the remaining lease term. The sublease agreement took effect upon closing the purchase agreement.
ITEM 3. LEGAL PROCEEDINGS
On August 16, 2005, a stockholder and Director of Motient Corporation, a client of ours, filed a stockholders’ derivative suit in the Chancery Court in the State of Delaware against us and one of our board members and a former board member, as well as against Motient and other directors of Motient. Such former board member serves as a member of the Motient board. The lawsuit alleged, among other things, that we aided and abetted Motient’s directors and principal executive officer in breaching their fiduciary duties to the stockholders, and that we were unjustly enriched by such breach of fiduciary duties. The plaintiff sought the recovery of damages allegedly suffered by Motient or directly by its stockholders and the recovery of fees paid to certain of the defendants. On March 17, 2006, the Chancery Court of Delaware issued an order to dismiss the suit in its entirety. Although the plaintiff has not as of March 30, 2006 filed for an appeal or reconsideration of this order, we can provide no assurance that the plaintiff will not do so. If the plaintiff were to do so, we would vigorously defend against such appeal or reconsideration. We continue to believe the plaintiff’s allegations are without merit.

In October 2005, Tejas Securities received correspondence from the NASD in regards to open regulatory examinations from 2003 and 2004. In an effort to resolve the examinations, the NASD has proposed a Letter of Acceptance, Waiver and Consent under which we would agree to pay an amount of $225,000. An accrual of $225,000 has been made as of December 31, 2005 for these examinations.
There are no other legal proceedings to which we or any of our subsidiaries is a party or to which any of our properties is subject that management believes will have a material adverse affect.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
RECENT STOCK PRICES
Our common stock trades under the symbol “TEJS” on the OTC Bulletin Board. The trading does not constitute a well-established public trading market for our common stock. As of February 28, 2006 there were approximately 450 holders of record of our common stock.
The following table sets forth for the periods indicated the high and low bid prices at closing for our common stock for the periods indicated for 2004 and 2005 as reported on the OTC Bulletin Board by Bloomberg LP. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	High	Low
2005 Price Range
First Quarter	$20.00	$15.75
Second Quarter	19.20	11.25
Third Quarter	16.45	10.60
Fourth Quarter	12.00	6.40
2004 Price Range
First Quarter	$2.50	$2.00
Second Quarter	5.00	2.00
Third Quarter	9.00	5.00
Fourth Quarter	18.00	8.00
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
RECENT SALES OF UNREGISTERED STOCK
None.
EQUITY COMPENSATION PLANS
     The following table summarizes information about our equity compensation plans as of December 31, 2005.

	(a)	(b)	(c)
Number of Shares of
Our Common Stock
	Number of Shares of		Remaining Available
	Our Common Stock		for Future Issuance
	to be Issued Upon	Weighted Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	(exceeding securities
	Options, Warrants	Options, Warrants	reflected in
Plan Category	and Rights	and Rights	column (a))
Equity compensation plans approved by our security holders	1,703,602	$6.71	277,833
Total	1,703,602	$6.71	277,833

ITEM 6. SELECTED FINANCIAL DATA
The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated financial data for the years ended December 31, 2001 and 2002 are derived from our audited consolidated financial statements and notes to the consolidated financial statements, and are not included in this Form 10-K. The selected consolidated financial data for the years ended December 31, 2003, 2004 and 2005 are derived from our audited consolidated financial statements and notes to the consolidated financial statements, which are included elsewhere in this Form 10-K. Historical financial results may not be indicative of our future performance and interim results may not be reflective of the results for the fiscal year.

	AS OF AND FOR THE YEAR ENDED DECEMBER 31,
	2005	2004	2003	2002	2001
STATEMENT OF OPERATIONS DATA:
Commissions	$17,139,488	$20,945,763	$29,260,473	$19,467,276	$25,615,989
Underwriting and investment banking income	16,436,706	18,339,975	72,799	335,663	316,927
Net dealer inventory and investment income (loss)	(5,800,745)	9,087,139	(2,793,103)	1,296,933	(630,687)
Consulting fees	2,503,663	0	0	0	0
Other income	608,046	307,419	43,591	135,055	25,920

Total revenues	30,887,158	48,680,296	26,583,760	21,234,927	25,328,149

Commissions, employee compensation and benefits	23,471,750	23,140,948	19,140,520	15,667,467	18,666,284
Clearing and floor brokerage	741,817	652,037	589,913	412,657	412,819
Communications and occupancy	2,161,640	1,903,404	2,100,250	1,631,136	1,645,693
Professional fees	4,264,244	7,874,990	949,313	704,718	1,169,474
Other	7,173,040	3,042,605	2,274,380	2,230,697	2,124,197

Total expenses	37,812,491	36,613,984	25,054,376	20,646,675	24,018,467

Income (loss) before income taxes and minority interest	(6,925,333)	12,066,312	1,529,384	588,252	1,309,682
Income tax expense (benefit)	(2,441,414)	4,784,908	682,254	298,200	495,474
Minority interest	0	0	0	0	(18,814)

Net income (loss)	$(4,4,83,919)	$7,281,404	$847,130	$290,052	$833,022

Earnings (loss) per share:
Basic	$(0.74)	$2.41	$0.28	$0.10	$0.31

Diluted	$(0.74)	$2.07	$0.27	$0.10	$0.26

Weighted average shares outstanding:
Basic	6,097,903	3,025,048	3,024,048	3,024,048	2,696,194

Diluted	6,097,903	3,540,392	3,127,752	3,051,406	3,092,224

STATEMENT OF FINANCIAL CONDITION DATA:
Cash and cash equivalents	$1,644,176	$1,959,719	$551,857	$750,746	$547,761
Deposit with clearing organization	0	0	0	0	260,471
Receivable from clearing organization	316,604	3,737,741	0	0	1,905,338
Securities owned	24,319,028	15,956,971	5,601,782	5,985,305	3,011,667
Other investment	0	0	1,155,000	1,250,000	0
Property and equipment	6,682,970	265,238	329,651	333,800	478,086
Goodwill and intangible assets	45,340,495	138,215	138,215	138,215	138,215
Other assets	2,700,193	464,972	579,948	816,872	898,970

Total assets	$81,003,466	$22,522,856	$8,356,453	$9,274,938	$7,240,508

Accounts payable, accrued expenses and other liabilities	$4,947,816	$8,986,909	$2,376,535	$2,380,552	$3,183,904
Securities sold, not yet purchased	0	90,838	221,279	985,210	332,581
Payable to clearing organization	610,446	0	742,334	971,651	0
Notes payable	3,906,695	2,800,000	1,655,100	2,423,450	500,000
Subordinated debt	0	0	0	0	1,000,000

Total liabilities	9,464,957	11,877,747	4,995,248	6,760,863	5,016,485

Minority interest	0	0	0	0	0
Total stockholders’ equity	71,538,509	10,645,109	3,361,205	2,514,075	2,224,023

Total liabilities and stockholders’ equity	$81,003,466	$22,522,856	$8,356,453	$9,274,938	$7,240,508

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Company Overview
We are a financial services holding company that focuses on the following:
•	proprietary research on distressed debt and special situation securities;

•	trading and other brokerage services to value-based institutional and retail investors active in fixed income and equity instruments;

•	corporate finance and strategic advisory services to middle-market companies within our target industries; and

•	operational and financial restructuring and consulting services for companies.
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
We conduct our business through three operating segments: our full service brokerage segment, our investment banking segment and our consulting segment. Our brokerage segment, which includes all trading for our clients and for our own proprietary account as well as our inventory positions and market making activities, is categorized as a separate business segment from investment banking because these aforementioned activities are all interrelated and service a different client base. Investment banking requires a different skill set and knowledge base and engagements are with the issuers, not the investors. Our consulting segment provided operational and financial restructuring services to companies within the telecommunications and technology sectors. Each segment reports to a different individual on the management team in order to maintain the necessary regulatory separation.
Brokerage Services
We provide brokerage services to approximately 500 institutional clients and a network of retail clients. The majority of our brokerage revenues are derived from research driven recommendations. For the fiscal years ended December 31, 2005, 2004 and 2003, our full service brokerage segment contributed to our total revenues $11,946,789, $30,340,321 and $26,510,961, respectively.
Investment Banking
In 2004, we began to focus more attention on our investment banking efforts, particularly in assisting public companies raise capital. For the fiscal years ended December 31, 2005, 2004 and 2003, our investment banking segment contributed to our total revenues $16,436,706, $18,339,975 and $72,799, respectively.
Consulting Services
For the fiscal year ended December 31, 2005, C&TA generated total revenues of $2,503,663. C&TA was acquired by us on July 1, 2005.
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
Fair Value of Securities
We routinely purchase and sell securities for our proprietary accounts and our clients, including employees. Financial securities used in our trading activities are recorded at fair value, with unrealized gains and losses reflected in investment income. Securities with readily determinable market values are based on quoted market prices. Many of the securities held are those of distressed companies in which there may be limited market activity. The value of securities with limited market activity for which quoted market values are not readily determinable are based on our management’s best estimate, which may include dealer price quotations and price quotations for similar instruments traded. In addition, changes in the market prices of securities (and changes in our estimates of market values of securities) could result in losses to us. The fair value of securities directly impacts our net dealer inventory and investment income.
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

Business acquisitions typically result in goodwill and other intangible assets, and the recorded values of those assets may become impaired in the future. The determination of the value of such intangible assets requires us to make estimates and assumptions that affect our financial statements. We assess potential impairments to intangible assets on an annual basis or when there are events or changes in circumstances that indicate the carrying amount of goodwill and intangible assets may not be recovered. Judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operation and financial performance of the acquired businesses, market conditions and other factors. Future events could cause us to conclude that goodwill and intangible assets associated with business acquisitions are impaired. Any resulting impairment loss could have an adverse impact on our consolidated statements of operations.
Components of Revenues
We have three reportable segments: brokerage services, investment banking and consulting. Our brokerage services segment includes revenues from principal and agency commissions, net dealer inventory and investment income, and other income. Commission revenues include sales commissions and gross credits earned from executing trades for institutional and retail clients. Net dealer inventory and investment income includes realized and unrealized gains and losses on securities transactions held for our own account, including income on securities held as available for sale. Interest income and expenses associated with securities held by us are also included in net dealer inventory and investment income. Other income includes revenues associated with the sale of proprietary research and other miscellaneous receipts. Underwriting and investment banking revenues are fees from acting as a placement agent for private offerings and retainer fees. Consulting segment revenues are derived from contracts under which our wholly-owned subsidiary, C&TA, provides operational and financial advisory and restructuring services within the telecommunications and technology sectors.
Components of our revenues may experience volatility associated with the overall economy and based on the types of securities that we hold. The securities that we typically trade and invest in include distressed debt and special situation securities in the wireless and wire-line telecommunications, cable, satellite, transportation and energy industries, as well as government and mortgage-backed securities and municipal securities. Distressed securities market opportunities have historically increased in volume during times of economic turmoil and during times of increasing interest rates. As companies become over-leveraged or have declining business prospects, the level of corporate bankruptcies and restructurings increases, resulting in our being able to identify a greater number of investment opportunities. While it is during these times that these opportunities have led to increased distressed and special situation commissions, our equity trading business is negatively impacted by the less robust economic environment. We tend to see increases in the level of investments in government and mortgage-backed securities, as well as high-grade municipal securities, during times of decreasing interest rates as investors try to capture high long-term rates. As the economy recovers, a number of our clients generally begin to allocate more funds to distressed securities in the hope that the underlying companies will restructure or emerge from bankruptcy with reduced debt and increased business prospects; however, the number of distressed and special situation opportunities decreases as the economic environment improves. Our equity trading commissions are closely tied to the performance of the overall equity markets and thus increase during times of economic recovery. Our retail clients begin to invest with more regularity during economic growth periods. Investment banking and consulting revenues are directly related to the overall business environment and fluctuate accordingly.
Components of Expenses
Commissions, employee compensation and benefits includes base salaries, incentive compensation, sales commissions, forgiven employee debt, payroll taxes, health insurance and related benefit expenses. Salaries, payroll taxes and employee benefits are relatively fixed in nature. Sales commissions and incentive compensation vary based upon revenue production.
Clearing and floor brokerage expense includes processing costs associated with executing trades through our clearing organization and execution fees that we pay to floor brokers and electronic communication networks. We are an introducing broker-dealer that has engaged a third party clearing organization to perform all of our clearing functions. The clearing organization processes and settles our client and our proprietary transactions and maintains the detailed transaction records. The amounts paid to our clearing organization as well as floor brokers and electronic communication networks vary with the volume of transactions and commissions we generate.
Communications and occupancy charges include rent, telecommunication costs, expenses associated with news retrieval and price quotation services. These expenses are fixed in nature and are typically associated with contracts exceeding one year in duration.
Professional fees include legal fees, accounting fees, consulting fees and expenses related to investment banking transactions and consulting services. These fees vary depending upon the level of our revenue generating activities.

Other expenses include fixed asset rentals, insurance, interest, depreciation and amortization, office supplies and travel and entertainment. The costs associated with fixed assets, insurance and office supplies tend to be fixed in nature. Travel and entertainment expenses are variable in nature, and are often based upon revenue production.
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
Results of Operations
Fiscal Year Ended December 31, 2005, 2004 and 2003
Total Revenues
Our total revenues were $30,887,158 for the year ended December 31, 2005, which was a decrease of $17,793,138 or 37% from $48,680,296 for the year ended December 31, 2004. Our total revenues were $48,680,296 for the year ended December 31, 2004, which was an increase of $22,096,536 or 83% from $26,583,760 for the year ended December 31, 2003.
Commission revenues were $17,139,488 for the year ended December 31, 2005, which was a decrease of $3,806,275 from $20,945,763 for the year ended December 31, 2004. Commission revenues for the year ended December 31, 2004 decreased $8,314,710 from $29,260,473 for the year ended December 31, 2003. The decrease during 2005 resulted primarily from a decrease in distressed securities commissions. The decrease during 2004 resulted primarily from a decrease in distressed securities commissions and government agency securities commissions. As interest rates have remained low in the United States and the general economy has improved, we have identified fewer attractive distressed situations and, as a result, our commission revenues have decreased. Commission revenues increased to 55.5% of total revenues for the year ended December 31, 2005 and decreased to 43.0% of total revenues for the year ended December 31, 2004 from 110.1% of total revenues for the year ended December 31, 2003.
Underwriting and investment banking revenues were $16,436,706 for the year ended December 31, 2005, which was a decrease of $1,903,269 from $18,339,975 for the year ended December 31, 2004. Underwriting and investment banking revenues for the year ended December 31, 2004 increased $18,267,176 from $72,799 for the year ended December 31, 2003. The decrease during 2005 was due to the completion of fewer private placements than in the previous year. The increase during 2004 was due to the receipt of fees paid upon the completion of seven private placements in 2004 for which we acted as placement agent. Underwriting and investment banking revenues increased to 53.2% of total revenues for the year ended December 31, 2005 and increased to 37.7% of total revenues for the year ended December 31, 2004 from 0.3% of total revenues for the year ended December 31, 2003.
Net dealer inventory and investment income (loss) was $(5,800,745) for the year ended December 31, 2005, which was a decrease of $14,887,884 from $9,087,139 for the year ended December 31, 2004. Net dealer inventory and investment income (loss) for the year ended December 31, 2004 increased $11,880,242 from $(2,793,103) for the year ended December 31, 2003. The decrease during 2005 resulted from decreased valuations of corporate equity securities and warrants. The increase during 2004 resulted from increased valuations of distressed corporate debt securities and warrants received in connection with underwriting and investment banking activities. Net unrealized trading losses for the year ended December 31, 2005 were $5,558,826. Net realized trading losses for the same period were $241,919. Net dealer inventory and investment income (loss) decreased to (18.8)% of total revenues for the year ended December 31, 2005 and increased to 18.7% of total revenues for the year ended December 31, 2004 from (10.5)% of total revenues for the year ended December 31, 2003.
Consulting fees were $2,503,663 for the year ended December 31, 2005, which was an increase of $2,503,663 from $0 for the year ended December 31, 2004. The increase in consulting fees was due to the acquisition of C&TA as of July 1, 2005. Consulting fees increased to 8.1% of total revenues for the year ended December 31, 2005, from 0% of total revenue for the year ended December 31, 2004.

Other income was $608,046 for the year ended December 31, 2005, which was an increase of $300,627 from $307,419 for the year ended December 31, 2004. Other income for the year ended December 31, 2004 increased $263,828 from $43,591 for the year ended December 31, 2003. The increase during 2005 resulted from rental income from the office building we purchased in May, 2005 and fees earned on the sale of our research. The increase during 2004 resulted from earning fees on the sale of our research. Other income increased to 2.0% of total revenues for the year ended December 31, 2005 and increased to 0.6% of total revenues for the year ended December 31, 2004 from 0.2% of total revenues for the year ended December 31, 2003.
Total Expenses
Total expenses were $37,812,491 for the year ended December 31, 2005, which was in increase of $1,198,507 or 3% from $36,613,984 for the year ended December 31, 2004. Total expenses for the year ended December 31, 2004 increased $11,559,608 or 46% from $25,054,376 for the year ended December 31, 2003. Total expenses as a percentage of total revenues were 122.4%, 75.2% and 94.2% for 2005, 2004 and 2003, respectively.
Commissions, employee compensation and benefits were $23,471,750 for the year ended December 31, 2005, which was an increase of $330,802 from $23,140,948 for the year ended December 31, 2004. Commissions, employee compensation and benefits for the year ended December 31, 2004 increased $4,000,428 from $19,140,520 for the year ended December 31, 2003. Commission expense for the year ended December 31, 2005 decreased $531,262 from $14,059,469 for the year ended December 31, 2004. Commission expense for the year ended December 31, 2004 increased $366,456 from $13,693,013 for the year ended December 31, 2003. The decrease in commission expense during 2005 resulted from a decrease in commission revenues during 2005. The increase in commission expense during 2004 resulted from an increase in underwriting and investment banking revenues. Commissions, employee compensation and benefits as a percentage of total revenues were 76.0%, 47.5% and 72.0% for 2005, 2004 and 2003, respectively.
Clearing and floor brokerage expenses were $741,817 for the year ended December 31, 2005, which was an increase of $89,780 from $652,037 for the year ended December 31, 2004. Clearing and floor brokerage expenses for the year ended December 31, 2004 increased $62,124 from $589,913 for the year ended December 31, 2003. The increase during 2005 resulted from an increase in equity trading activity during 2005 through the addition of two institutional equity brokers. The increase during 2004 resulted from an increase in trading activity during the 4th quarter of 2004. Clearing and floor brokerage expenses as a percentage of total revenues were 2.4%, 1.3% and 2.2% for 2005, 2004 and 2003, respectively.
Communications and occupancy charges were $2,161,640 for the year ended December 31, 2005, which was an increase of $258,236 from $1,903,404 for the year ended December 31, 2004. Communications and occupancy charges for the year ended December 31, 2004 decreased $196,846 from $2,100,250 for the year ended December 31, 2003. The increase during 2005 resulted from the opening of a St. Louis, Missouri branch and the acquisition of C&TA. The decrease during 2004 resulted from reduced telecommunications and other services related to the termination of a commercial lease. Communications and occupancy charges as a percentage of total revenues were 7.0%, 3.9% and 7.9% for 2005, 2004 and 2003, respectively.
Professional fees were $4,264,244 for the year ended December 31, 2005, which was a decrease of $3,610,746 from $7,874,990 for the year ended December 31, 2004. Professional fees for the year ended December 31, 2004 increased $6,925,677 from $949,313 for the year ended December 31, 2003. The decrease during 2005 resulted from fewer fees associated with investment banking opportunities. The increase during 2004 resulted from additional fees associated with investment banking opportunities and legal fees relating to client litigation and our secondary public offering. In July 2004, we settled a client complaint relating to previous investment losses incurred by the client for $185,000. Professional fees as a percentage of total revenues were 13.8%, 16.2% and 3.6% for 2005, 2004 and 2003, respectively.
Other expenses were $7,173,040 for the year ended December 31, 2005, which was an increase of $4,130,435 from $3,042,605 for the year ended December 31, 2004. Other expenses for the year ended December 31, 2004 increased $768,225 from $2,274,380 for the year ended December 31, 2003. The increase during 2005 is the result of corporate charitable contributions, amortization of intangible assets, and travel related expenses for sales and investment banking personnel. In addition, the increase was due to the relocation of our corporate headquarters on August 1, 2005 from leased office space and includes the accrued amounts due, net of sublease receipts through the termination of the office lease agreement. The increase during 2004 resulted from increases in expenses relating to our increased investment banking activity. Other expenses as a percentage of total revenues were 23.2%, 6.3% and 8.6% for 2005, 2004 and 2003, respectively.

Income tax expense (benefit) was $(2,441,414) for the year ended December 31, 2005, which was a decrease of $7,226,322 from $4,784,908 for the year ended December 31, 2004. Income tax expense for the year ended December 31, 2004 increased $4,102,654 from $682,254 for the year ended December 31, 2003. The decrease during 2005 resulted from a decrease in taxable income during the year. The increase during 2004 resulted from an increase in taxable income during the respective period. Our effective tax rate was 35% for 2005.
Net Income (Loss)
Net income (loss) was $(4,483,919) for the year ended December 31, 2005, which was a decrease of $11,765,323 from $7,281,404 for the year ended December 31, 2004. Net income for the year ended December 31, 2004 increased $6,434,274 from $847,130 for the year ended December 31, 2003. The decrease during 2005 was largely attributed to, in addition to the other factors described above, the loss in net dealer inventory and investment income of $5,800,745. The increase during 2004 was largely attributed to, in addition to the other factors described above, the $18,227,176 increase in investment banking activities and $6,557,404 unrealized gain in securities we held.
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
We utilize the equity in securities owned at our clearing organization to fund operating and investing activities. The value of the equity at the clearing organization is also used to secure temporary financing for the purchase of investments in our trading accounts. The value of our equity balance held at the clearing organization may fluctuate depending on factors such as the market valuation of securities held in our trading accounts, realized trading profits, commission revenues, cash withdrawals and clearing costs we are charged for conducting our trading activities. As a result of this activity, we may have either a receivable or payable balance to the clearing organization. As of December 31, 2005, we had a net payable balance to the clearing organization of $293,842.
Cash Flows From Operating Activities
At December 31, 2005, we had cash and cash equivalents and investments on hand of $25,963,204. Net cash provided by (used in) operating activities was $640,070, $348,808 and $(14,949,600) in 2003, 2004 and 2005, respectively. The net cash provided by (used in) operating activities is affected primarily by the brokerage operating activities and changes in the brokerage-related assets and liabilities.
In 2005, the primary uses of cash were from a $8,362,057 increase in securities owned, an aggregate $3,645,950 increase in federal income taxes receivable and decrease in federal income taxes payable, and a $3,189,893 decrease in accounts payable, accrued expenses and other liabilities. The primary sources of cash were from a $4,031,583 decrease in receivables from clearing organization. The net effect of these transactions on cash flows from operating activities was $11,166,317 in cash used in operations, with the remaining decrease consisting of $3,783,283 in net loss plus changes in other asset and liability accounts.

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
Cash Flows from Investing Activities
Net cash used in investing activities was $56,239, $58,604 and $11,898,161 in 2003, 2004 and 2005, respectively. For the year ended December 31, 2005, the primary use of cash was for the purchase of two office buildings and $5,210,332 payment for our acquisition of C&TA. For the years ended December 31, 2004 and 2003, the changes were primarily due to the purchase and sale of property and equipment in the ordinary course of business.
Cash Flows from Financing Activities
Net cash provided by (used in) financing activities was $(782,720), $1,117,658 and $26,532,218 in 2003, 2004 and 2005, respectively.
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
On February 17, 2004, we entered into an agreement with First United Bank to borrow $2,500,000 for operating and financing purposes. We used a portion of the proceeds to repay the June 2003 loan agreement in full. The loan was due on demand or by February 15, 2007 if no demand was made. The loan accrued interest at prime plus 2% and was to be repaid in equal monthly payments of $70,000, plus accrued interest, commencing on March 15, 2004 with a final payment of $50,258.33. The balance of the loan was $1,800,000 as of December 31, 2004. The loan agreement was paid in full in February 2005.
On July 7, 2004, we entered into a subordinated convertible promissory note agreement with Salter Family Partners, Ltd., a family limited partnership controlled by Mark M. Salter, our Chief Executive Officer, to borrow $1,000,000 for operating purposes. Under the terms of the promissory note, we were required to make quarterly interest payments at a rate of 10% per annum. The promissory note was unsecured. The maturity date of the note was December 1, 2005, at which time all remaining unpaid principal and interest was to become due. The promissory note was convertible at any time into a number of shares of our common stock equal to the unpaid principal divided by a conversion price of $5.00 or a number of shares of our Series A Convertible Preferred Stock equal to the unpaid principal divided by a conversion price of $1,000. On September 26, 2005, the Salter Partnership converted the promissory note into 1,000 shares of our Series A convertible preferred stock. We have also granted the Salter Partnership certain piggyback registration rights for the shares into which the preferred stock may be converted.
Under the terms of our Series A convertible preferred stock (i) Salters Family Partners, Ltd. is entitled to a 10% cumulative dividend, payable on a quarterly basis, (ii) we may convert such preferred stock into common stock in the event our common stock trades above $10.00 for ten consecutive trading days with a trading volume of at least 50,000 shares for each such trading day, (iii) in the event of a liquidation or dissolution of us, the preferred stock has a liquidation preference over our common stock equal to $1,000 per share (or an aggregate amount of $1,000,000), (iv) the preferred stock is convertible into common stock, and (v) the preferred stock will vote on an as-converted basis with our common stock on all matters requiring a stockholder vote except where a separate class vote is required under the Delaware General Corporation Law.
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
On July 1, 2005, we completed our acquisition of C&TA. The total consideration paid by us in exchange for the outstanding capital stock of C&TA was approximately $45.4 million, consisting of cash in the amount of $5.0 million ($2 million of which was paid upon the execution of the letter of intent relating to this acquisition), which was paid out of our cash reserves, and 3,157,895 shares of our common stock valued at $12.63 per share. Of the consideration paid by us, 309,316 shares of our common stock are being held in escrow for a period of two years following the closing date of the acquisition, to satisfy possible indemnification claims made by us under the agreement and plan of merger relating to this acquisition. The total purchase consideration, including approximately $0.5 million in transaction costs, has been allocated to the assets acquired, identifiable intangible assets and liabilities assumed, based on the respective fair values at the date of acquisition. The allocation resulted in goodwill of approximately $44.2 million. In connection with this acquisition, we and the former shareholders of C&TA entered into a registration rights agreement pursuant to which such shareholders were granted the right to register the shares of our common stock they received in this acquisition for resale under a shelf registration statement filed by us. In addition, such shareholders were also granted “piggyback” registration rights with respect to certain registrations initiated by us on our own behalf or for the benefit of selling stockholders.
As of December 31, 2005, our contractual cash obligations and the periods in which payments under such cash obligations were due are as follows:

	Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Notes Payable	$3,906,000	$82,000	$184,000	$1,697,000	$1,943,000
Operating Lease Obligations	4,795,000	1,967,000	1,176,000	570,000	1,082,000
Capital Lease Obligations	160,000	44,000	70,000	46,000	—

Total Contractual Cash Obligations	$8,861,000	$2,093,000	$1,430,000	$2,313,000	$3,025,000

Our primary sources of cash are cash flows from operations, borrowings and equity offerings. Our cash flows from operations and our ability to make scheduled payments of principal and interest on, or to refinance, our indebtedness will depend on our future performance, which is subject to the risks discussed elsewhere in this Form 10-K. Likewise, our ability to obtain proceeds from borrowings and equity offerings will depend on these factors.
Based upon the current level of our operations, we believe that cash flows from our operations and available cash, together with borrowings and equity offerings, will be adequate to meet our future liquidity needs for the first six months of the next fiscal year and for at least the next several years. However, there can be no assurance that our business will generate sufficient cash flows from operations or that future borrowings or equity offerings will be available in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs.

Effects Of Inflation
The effects of inflation have been minimal on our results of operations and financial condition in recent years. However, the rising cost of labor and competitive market for brokers could affect our general and administrative costs in the near term.
Recently Issued Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (Revised 2004). SFAS 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. SFAS 123R is effective on January 1, 2006. We will transition to fair value based accounting for stock-based compensation using a modified version of prospective application (“modified prospective application”). Under modified prospective application, as it is applicable to us, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of January 1, 2006, must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R. The attribution of compensation cost for those earlier awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation. Future levels of compensation cost recognized related to stock-based compensation awards may be impacted by new awards and/or modifications, repurchases, and cancellations of existing awards before and after adoption of this standard.
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

Our trading securities were $24,319,028 in long positions and $0 in short positions as of December 31, 2005. These trading securities may be exchange listed, Nasdaq Stock Market, warrants or over-the-counter, or with limited market activity on both long and short positions. The potential loss in fair value, using a hypothetical 10% decline in prices, is estimated to be $2,432,000 as of December 31, 2005. A 10% hypothetical decline was used to represent a significant and plausible market change.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
At December 31, 2005, under the supervision and with the participation of our management, including our Chief Executive Officer, President and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer, President and Chief Financial Officer concluded that, as of December 31, 2005, our disclosure controls and procedures were effective.
There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information required by this item will be contained in our definitive proxy statement to be filed in connection with our 2006 annual meeting of stockholders, except for the information regarding our executive officers, which is presented in Part I of this Form 10-K. The information required by this item contained in our definitive proxy statement is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be contained in our definitive proxy statement to be filed in connection with our 2006 annual meeting of stockholders and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be contained in our definitive proxy statement to be filed in connection with our 2006 annual meeting of stockholders and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this item will be contained in our definitive proxy statement to be filed in connection with our 2006 annual meeting of stockholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be contained in our definitive proxy statement to be filed in connection with our 2006 annual meeting of stockholders and is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1	Financial Statements

See Financial Statements attached hereto.

2.	Exhibits

Incorporated by reference to the Exhibit Index at the end of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEJAS INCORPORATED

By:	/s/ Kurt J. Rechner

Kurt J. Rechner, President and Chief Operating Officer
Date: March 31, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John J. Gorman	Chairman of the Board	March 31, 2006
John J. Gorman

/s/ Mark M. Salter	Chief Executive Officer	March 31, 2006
Mark M. Salter	(Principal Executive Officer)

/s/ Kurt J. Rechner	President, Chief Operating	March 31, 2006
Kurt J. Rechner	Officer and Secretary

/s/ John F. Garber	Chief Financial Officer and	March 31, 2006
John F. Garber	Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ Michael F. Dura	Vice-Chairman of the Board	March 31, 2006
Michael F. Dura

/s/ Clark N. Wilson	Director	March 31, 2006
Clark N. Wilson

/s/ William A. Inglehart	Director	March 31, 2006
William A. Inglehart

/s/ Dennis G. Punches	Director	March 31, 2006
Dennis G. Punches

/s/ Charles H. Mayer	Director	March 31, 2006
Charles H. Mayer

/s/ Jared E. Abbruzzese Sr.	Director	March 31, 2006
Jared E. Abbruzzese Sr.

TEJAS INCORPORATED AND SUBSIDIARIES
Consolidated Financial Statements
Years Ended December 31, 2005, 2004 and 2003
(With Reports of Independent Registered Public Accounting Firms Thereon)

TEJAS INCORPORATED AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Tejas Incorporated and Subsidiaries
We have audited the accompanying consolidated statements of financial condition of Tejas Incorporated and Subsidiaries (the Company) as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the 2005 and 2004 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tejas Incorporated and Subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Helin, Donovan, Trubee & Wilkinson, LLP
Austin, Texas
January 27, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Tejas Incorporated and Subsidiaries
We have audited the statement of operations, stockholders’ equity, and cash flows of Tejas Incorporated and Subsidiaries (the Company) for the year ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the 2003 financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Tejas Incorporated and Subsidiaries for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Austin, Texas
March 4, 2004
(except for matters disclosed in Note 1,
paragraph 3 as to which the
date is December 9, 2004)

TEJAS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Financial Condition
December 31, 2005 and 2004

	2005	2004
Assets
Cash and cash equivalents	$1,644,176	1,959,719
Receivable from clearing organization	316,604	3,737,741
Receivables from employees	122,684	20,000
Federal income taxes receivable	1,828,250	—
Securities owned, at market value	24,319,028	15,956,971
Property and equipment, net	6,682,970	265,238
Goodwill	44,905,495	138,215
Intangible assets, net	435,000	—
Prepaid expenses and other assets	749,259	444,972

Total assets	$81,003,466	22,522,856

Liabilities and Stockholders’ Equity

Accounts payable, accrued expenses and other liabilities	$3,540,737	5,923,979
Securities sold, not yet purchased	—	90,838
Payable to clearing organization	610,446	—
Federal income tax payable	—	1,664,171
Deferred tax liability, net	1,407,079	1,398,759
Notes payable	3,906,695	1,800,000
Notes payable to stockholder	—	1,000,000

Total liabilities	9,464,957	11,877,747

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 100,000 shares authorized Series A convertible preferred stock, 1,000 and 0 shares issued and outstanding at December 31, 2005 and 2004, respectively	1	—
Common stock, $0.001 par value 30,000,000 shares authorized; 7,860,508 and 3,026,048 issued and outstanding at December 31, 2005 and 2004, respectively	7,861	3,026
Additional paid in capital	67,622,120	2,223,267
Retained earnings	3,908,527	8,418,816

Total stockholders’ equity	71,538,509	10,645,109

Total liabilities and stockholders’ equity	$81,003,466	22,522,856

See accompanying notes to consolidated financial statements.

TEJAS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Operations
For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Revenue:
Commissions from agency transactions	$6,218,258	5,574,850	1,834,822
Commissions from principal transactions	10,921,230	15,370,913	27,425,651
Underwriting and investment banking income	16,436,706	18,339,975	72,799
Net dealer inventory and investment income (loss), net of trading interest expense of $244,674, $38,776 and $112,348, respectively	(5,800,745)	9,087,139	(2,793,103)
Consulting fees	2,503,663	—	—
Other income	608,046	307,419	43,591

Total revenue	30,887,158	48,680,296	26,583,760

Expenses:
Commissions, employee compensation and benefits	23,471,750	23,140,948	19,140,520
Clearing and floor brokerage	741,817	652,037	589,913
Communications and occupancy	2,161,640	1,903,404	2,100,250
Professional fees	4,264,244	7,874,990	949,313
Interest, including $73,425, $48,493 and $40,543, respectively, to related parties	289,093	177,705	115,571
Other	6,883,947	2,864,900	2,158,809

Total expenses	37,812,491	36,613,984	25,054,376

Income (loss) before income tax expense (benefit)	(6,925,333)	12,066,312	1,529,384
Income tax expense (benefit)	(2,441,414)	4,784,908	682,254

Net income (loss)	(4,483,919)	7,281,404	847,130
Less:
Dividends on Series A convertible preferred stock	(26,370)	—	—

Net income (loss) available to common stockholders	$(4,510,289)	7,281,404	847,130

Earnings (loss) per share of commons stock:
Basic	$(0.74)	2.41	0.28

Diluted	$(0.74)	2.07	0.27

Weighted average common shares outstanding:
Basic	6,097,903	3,025,048	3,024,048

Diluted	6,097,903	3,540,392	3,127,752

See accompanying notes to consolidated financial statements.

TEJAS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2005, 2004 and 2003

					Additional
	Preferred	Common	Preferred	Common	Paid in
	Shares	Shares	Stock	Stock	Capital	Retained Earnings	Total
Balance at December 31, 2002	—	3,024,048	$—	3,024	2,220,769	290,282	2,514,075
Net income	—	—	—	—	—	847,130	847,130

Balance at December 31, 2003	—	3,024,048	—	3,024	2,220,769	1,137,412	3,361,205
Issuance of common stock from option exercise	—	2,000	—	2	2,498	—	2,500
Net income	—	—	—	—	—	7,281,404	7,281,404

Balance at December 31, 2004	—	3,026,048	—	3,026	2,223,267	8,418,816	10,645,109
Issuance of common stock from option exercise	—	16,565	—	17	140,518	—	140,535
Issuance of common stock	—	4,817,895	—	4,818	64,225,161	—	64,229,979
Issuance of preferred stock	1,000	—	1	—	999,999	—	1,000,000
Tax impact of stock option exercises	—	—	—	—	33,175	—	33,175
Dividends on preferred stock	—	—	—	—	—	(26,370)	(26,370)
Net loss	—	—	—	—	—	(4,483,919)	(4,483,919)

Balance at December 31, 2005	1,000	7,860,508	$1	7,861	67,622,120	3,908,527	71,538,509

See accompanying notes to consolidated financial statements.

TEJAS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$(4,483,919)	7,281,404	847,130
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Deferred tax expense (benefit)	(293,927)	1,452,263	21,486
Depreciation and amortization expense	270,097	123,017	120,642
Amortization of intangible assets	1,105,000	—	—
Non-cash compensation expense	—	83,640	99,836
Loss on disposition of property and equipment	—	—	36,462
Changes in operating assets and liabilities
Receivable from clearing organization	3,421,137	(3,737,741)	(229,317)
Receivables from employees	(102,684)	73,583	(13,193)
Federal income tax receivable/payable	(3,645,950)	1,828,318	37,923
Securities owned	(8,362,057)	(10,355,189)	383,523
Other investment	—	1,155,000	95,000
Prepaid expenses and other assets	(187,012)	(259,898)	90,872
Accounts payable, accrued expenses and other liabilities	(3,189,893)	3,577,186	(86,363)
Payable to clearing organization	610,446	(742,334)	—
Securities sold, not yet purchased	(90,838)	(130,441)	(763,931)

Net cash (used in) provided by operating activities	(14,949,600)	348,808	640,070

Cash flows from investing activities:
Purchase of business, net of cash acquired	(5,210,332)	—	—
Purchase of property and equipment	(6,687,829)	(58,604)	(56,239)

Net cash used in investing activities	(11,898,161)	(58,604)	(56,239)

Cash flows from financing activities:
Payments on capital lease	(48,884)	(29,742)	(14,370)
Dividends paid on preferred stock	(1,370)	—	—
Proceeds from notes payable, net	2,106,695	144,900	31,650
Proceeds from (repayment of) notes payable to stockholder	—	1,000,000	(800,000)
Proceeds from exercise of stock options	140,535	2,500	—
Proceeds from issuance of common stock	24,335,242	—	—

Net cash provided by (used in) financing activities	26,532,218	1,117,658	(782,720)

(Continued)

TEJAS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2005, 2004 and 2003

Net change in cash and cash equivalents	$(315,543)	1,407,862	(198,889)
Cash and cash equivalents at beginning of year	1,959,719	551,857	750,746

Cash and cash equivalents at end of year	$1,644,176	1,959,719	551,857

Supplemental disclosures:
Interest paid	$296,843	177,704	115,571
Taxes paid	$1,750,000	1,142,171	571,121

Summary of non-cash investing and financing activities:

On December 31, 2005, the Company had $25,000 of preferred stock dividends declared, but not yet paid.

On September 25, 2005, Salter Family Partners Ltd. converted the $1,000,000 notes payable to stockholders into 1,000 shares of Series A convertible preferred stock.

On July 1, 2005, the Company issued 3,157,895 shares of common stock valued at $39,894,737 for the purchase of
Capital & Technology Advisors, Inc.

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

TEJAS INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(1)	Organization and Basis of Presentation

Tejas Incorporated, a Delaware corporation (“Tejas”), is a financial services holding company whose primary operating subsidiaries are Tejas Securities Group, Inc., a Texas corporation (“TSG”), TI Building Partnership, Ltd., a Texas limited partnership (“TI Building”), and Capital & Technology Advisors, Inc., a Delaware corporation (“C&TA”). TSG is engaged in the business of providing brokerage and related financial services to institutional and retail customers nationwide. TI Building owns and manages the real estate in which Tejas and TSG are headquartered. C&TA is an advisory and consulting firm that provides operational and financial restructuring services for companies primarily within the telecommunications and technology industries.

Tejas was incorporated as a shell corporation in New York on July 18, 1990, and made an initial public offering in November 1991. On August 27, 1999, Tejas was acquired by TSG in a reverse merger. On August 29, 2001, Tejas acquired all of the outstanding minority interest in TSG.

On November 8, 2004, Tejas’ board of directors declared a 100% stock dividend payable on November 22, 2004 to holders of record as of November 21, 2004. The stock dividend was paid on November 22, 2004, resulting in the issuance of 1,513,024 shares of Tejas’ common stock. As a result of this stock dividend, earnings per share amounts and all share amounts for prior periods as disclosed on the consolidated statements of financial condition, consolidated statements of operations and notes to the consolidated financial statements have been restated to reflect the shares outstanding as though the stock dividend had taken effect in the earliest period presented.

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

TSG is registered as a broker and dealer in securities with the National Association of Securities Dealers, Inc. and clears its transactions on a fully disclosed basis through National Financial Services. TSG became a registered investment advisor with the Securities and Exchange Commission in January 2006. Tejas’ and TSG’ headquarters are located in Austin, Texas. C&TA’s business is conducted from its headquarters in Albany, New York.

TEJAS INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
References to the Company within the accompanying notes to the consolidated financial statements are to Tejas and subsidiaries.

(2)	Summary of Significant Accounting Policies
(a)	Principles of Consolidation

The accompanying consolidated financial statements reflect the consolidated accounts of the Company and its subsidiaries, TSG, C&TA and TI Building. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

TEJAS INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(d)	Underwriting and Investment Banking

Investment banking revenues include gains, losses, and fees, net of syndicate expenses, arising from securities offerings in which the Company acts as an underwriter or agent. Investment banking revenues also include fees earned from providing merger-and-acquisition and advisory services. Investment banking management fees are recorded on the offering date, sales concessions on the settlement date, and underwriting fees at the time the underwriting is completed and the income is reasonably determinable. Investment banking transactions may be completed on a best efforts or firm commitment basis.

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

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets. Estimated useful lives for equipment approximate those used for federal income tax purposes and range from 3 to 7 years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the improvements or the terms of the related leases. Buildings and building improvements are amortized using the straight-line method over 10 to 40 years.

TEJAS INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
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

(h)	Goodwill and Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired and was recorded in connection with the Company’s acquisition of C&TA in July 2005 and the minority interest purchase of TSG in August, 2001. Goodwill and other intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. Intangible assets determined to have finite lives are amortized over their expected lives.

Business acquisitions typically result in goodwill, and the recorded values of goodwill may become impaired in the future. The evaluation of the potential impairment of such goodwill requires the Company to make estimates and assumptions that affect the Company’s consolidated financial statements. Management assesses potential impairments of goodwill on an annual basis or when there is evidence that events or changes in circumstances indicate that the carrying amount may not be recovered. Management’s judgments regarding the existence of impairment indicators and fair values related to goodwill are based on operational performance of the businesses, market conditions and other factors. Future events could cause management to conclude that impairment indicators exist and that goodwill associated with the acquired businesses is impaired. Any resulting impairment loss could have an adverse impact on the Company’s results of operations. Management will assess goodwill associated with the acquisition of C&TA at the acquisition anniversary date of July 1, 2006 and will take into consideration revenues, operational performance and business trends when making such an assessment. In the event that revenues and results of operations do not meet or exceed historical results or projections used at the time of acquisition, an impairment charge may be necessary.

(i)	Repurchase and Resale Agreements

Repurchase and resale agreements are treated as financing transactions and are carried at the amounts at which the securities will be subsequently reacquired or resold as specified in the respective agreements. There were no repurchase or resale agreements outstanding at December 31, 2005 or 2004.

TEJAS INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
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

The Company accounts for stock-based compensation to employees using the intrinsic value method. Accordingly, compensation costs for employee stock options is measured as the excess, if any, of the fair value of the Company’s common stock at date of grant over the exercise price. The Company accounts for stock-based compensation to non-employees at fair value.

Accordingly, the expense related to stock option compensation included in the determination of net income (loss) for the years ended December 31, 2005, 2004 and 2003, is less than that which would have been recognized if the fair value method had been applied. The Company’s net income (loss) and earnings (loss) per share of common stock would have been adjusted to the proforma amounts indicated below.

	Year Ended December 31,
	2005	2004	2003
Net income (loss) available to common stockholders as reported for basic	$(4,510,289)	7,281,404	847,130

Deduct or add stock-based compensation expense determined under the fair value based method	(245,777)	(27,959)	(15,164)

Pro forma net income (loss) available to common stockholders for basic	$(4,756,066)	7,253,445	831,966

TEJAS INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

	Year Ended December 31,
	2005	2004	2003
Net income (loss) available to common stockholders as reported for diluted (Note 14)	$(4,510,289)	7,313,409	847,130

Deduct or add stock-based compensation expense determined under the fair value based method	(245,777)	(27,959)	(15,164)

Pro forma net income (loss) available to common stockholders for diluted	$(4,756,066)	7,285,450	831,966

Earnings (loss) per share of common stock as reported:
Basic	$(0.74)	2.41	0.28
Diluted	$(0.74)	2.07	0.27

Pro forma earnings (loss) per share of common stock:
Basic	$(0.78)	2.40	0.28
Diluted	$(0.78)	2.06	0.27
The Company had no stock option expense calculated under the provisions of APB. No. 25 for the years ended December 31, 2005, 2004 and 2003.
The Company will implement FASB Statement No. 123R, “Share-Based Payment”, beginning on January 1, 2006. Statement 123R requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The impact that this statement will have on our consolidated financial statements is dependent upon the levels of share based payments granted in the future.

TEJAS INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(3)	Receivables From and Payables To Clearing Organization

At December 31, 2005 and 2004, the Company had net receivables from and payables to its clearing organization consisting of the following:

	2005	2004
Receivable:
Receivable from clearing organization	$—	3,610,411
Fees and commissions receivable	316,604	127,330

	$316,604	3,737,741

Payable:
Payable to clearing organization	$610,446	—

(4)	Receivables from Employees

The Company makes advances to certain employees in months when their commission payout does not meet a predetermined amount. As of December 31, 2005, approximately $0 had been advanced to employees under this agreement. These receivables are to be repaid through reductions of future commissions or bonuses. During 2004 and 2003, the Company forgave approximately $5,000 and $113,000, respectively, in receivables from employees. No amounts were forgiven during 2005. The amounts forgiven are included in compensation expense in the accompanying consolidated statements of operations.

In November 2003, the Company received a $60,000 note from an employee. The note did not bear interest and was due and payable on November 20, 2004. On November 20, 2004, the remaining balance of the note was extended until April 30, 2005. The balance of the note was $13,000 and $20,000 as of December 31, 2005 and 2004, respectively. As of December 31, 2005, the note was delinquent; however, the employee continues to make payments.

In July 2005, the Company received a $25,000 note from an employee. The does not bear interest and was due and payable on October 11, 2005. On October 11, 2005, the Company extended the due date for the remaining balance until February 2006. The balance of the note was $9,053 as of December 31, 2005.

In November 2005, the Company received a $100,000 note from an employee as part of an employment agreement. The note does not bear interest and is due and payable in sixteen monthly installments of $6,250 beginning in February 2006.

Notes receivable and related party receivables are included in receivables from employees and stockholders in the accompanying statements of financial condition.

TEJAS INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(5)	Securities Owned and Securities Sold, Not Yet Purchased

At December 31, 2005 and 2004, securities owned and sold, not yet purchased consisted of the following:

	2005		2004
		Sold,		Sold,
		not yet		not yet
	Owned	purchased	Owned	purchased
State and municipal obligations	$—	—	20,000	59,490
US Government bonds	1,495,265	—	—	—
Corporate bonds and notes	6,421,559	—	23,813	24,750
Equity securities	10,343,204	—	6,997,658	6,598
Warrants	6,059,000	—	8,915,500	—

	$24,319,028	—	15,956,971	90,838

At December 31, 2005 and 2004, the unrealized gain (loss) associated with securities owned and securities sold, not yet purchased, was $(5,558,826) and $6,557,404, respectively.

Approximately 15% of the value of total assets as of December 31, 2005 related to equity securities and warrants in five companies, a portion of which was sold subsequent to year end. Approximately 48% of the value of total assets as of December 31, 2004 related to securities in two companies, a portion of which was sold during 2005.

(6)	Property and Equipment

Property and equipment consists of the following:

	December 31,
	2005	2004
Furniture and equipment	$769,421	369,422
Land	762,236	—
Buildings	4,607,170	—
Building and leasehold improvements	1,307,556	389,132

	7,446,383	758,554
Accumulated depreciation and amortization	(763,413)	(493,316)

	$6,682,970	265,238

(7)	Accrued Commissions and Bonuses

Accrued commissions and bonuses are included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated statements of financial condition.

TEJAS INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
As of December 31, 2005 and 2004, the Company had accrued approximately $607,000 and $2,620,000, respectively, in commissions and related payroll taxes payable.

The Company pays bonuses to its employees and officers at interim periods and year-end. Accrued bonuses as of December 31, 2005 and 2004 were $365,000 and $1,500,000, respectively. During 2004 and 2003, an officer of the Company received approximately $183,000 and $289,000, respectively, as part of his contractual compensation which was based on the Company’s operating performance. No such compensation was paid during 2005. Management of the Company reviews both contractual and discretionary bonus amounts, with discretionary bonus amounts approved by the Compensation Committee of the Company.

(8)	Notes Payable

On February 17, 2004, the Company entered into an agreement with a bank to borrow $2,500,000 for operating and financing purposes. The loan was due on demand or by February 15, 2007 if no demand was made. The loan accrued interest at prime plus 2% and was to be repaid in equal monthly payments of $70,000, plus accrued interest, commencing on March 15, 2004 with a final payment of approximately $50,000. The loan documents required that the Company maintain a minimum tangible net worth of not less than $2.5 million and contained other covenants that restricted the Company’s ability to incur debt, incur liens, sell assets, pay dividends, engage in different business activities, merge with or acquire other entities, and make investments or loans. The loan was secured by the common stock of TSG, as well as the personal guaranty of an officer of the Company. Under the loan documents, a change of control of 25% or more of the Company’s common stock was an event of default. The Company obtained a waiver from the bank with respect to this provision as it applied to the Company’s February 2005 secondary stock offering. The balance of the loan was $1,800,000 as of December 31, 2004. The loan was repaid in full in February 2005. The Company paid approximately $21,000 and $115,000 in interest during 2005 and 2004, respectively, in relation to this loan.

On February 22, 2005, the Company purchased an office building through its wholly-owned subsidiary, TI Building. The office building was purchased at a price of approximately $3,470,000, with $2,200,000 being financed through a financial institution. Pursuant to the terms of the promissory note, this loan accrues interest at a rate of 5.75% per annum, with monthly payments of $13,840 through February 2011, at which time the outstanding principal and accrued interest on the note shall be due and payable. A mortgage on the building and the associated real property secures the repayment of such borrowing. In connection with this acquisition, the Company’s Chairman agreed to (1) indemnify the financial institution against any losses incurred by the financial institution as a result of any violations of environmental laws or certain building laws related to such real property and (2) provide a limited guarantee of the Company’s performance under certain provisions of the deed of trust entered into in connection with such financing. The balance of the promissory note was $2,171,522 at December 31, 2005. The Company paid approximately $99,000 in interest during 2005 in relation to this promissory note.

TEJAS INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
On May 10, 2005, the Company borrowed $1,760,000 from a financial institution to finance in part the purchase price of an office building through its wholly-owned subsidiary, TI Building. Pursuant to the terms of a promissory note, the loan accrues interest at a rate of 6.75% per annum, with monthly installments of $13,388 through May 2010, at which time the outstanding principal and accrued interest on the note shall be due and payable. A mortgage on the building and the associated real property secures the repayment of such borrowing. The balance of the promissory note was $$1,735,173 at December 31, 2005. The Company paid approximately $69,000 in interest during 2005 in relation to this promissory note.

The Company had other notes payable during 2003 and 2004 that were paid in full prior to December 31, 2004. The Company paid interest on these notes totaling approximately $15,000 and $81,000 in 2004 and 2003, respectively.

(9)	Notes Payable to Stockholders

On July 7, 2004, the Company entered into a subordinated convertible promissory note agreement with a family limited partnership controlled by the Company’s Chief Executive Officer (the “Lender”), to borrow $1,000,000 for operating purposes. Under the terms of the promissory note, the Company made quarterly interest payments at a rate of 10% per annum. The promissory note was unsecured. The maturity date of the note was December 1, 2005, at which time all remaining unpaid principal and interest was due. The promissory note was convertible at any time into common stock of the Company in an amount equal to the unpaid principal divided by the conversion price of $5.00 per share. The promissory note originally required the Company to designate a series of preferred stock by July 1, 2005, which the promissory note could be convertible into at any time. The Company amended the terms of the promissory note so that the Lender could convert the promissory note into the Company’s Series A Convertible Preferred Stock in an amount equal to the unpaid principal divided by a conversion price of $1,000 per share. The promissory note was convertible until the note was repaid. The Company has also granted the Chief Executive Officer, through the Lender, certain piggyback registration rights for the shares into which the preferred stock may be converted. On September 26, 2005, the Lender converted the promissory note into 1,000 shares of Series A convertible preferred stock. The Company paid approximately $99,000 and $23,000 in interest during 2005 and 2004, respectively, in relation to this promissory note.

TEJAS INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(10)	Preferred Stock

On June 6, 2005, the Company’s shareholders approved a proposal to amend its Certificate of Incorporation to authorize the issuance of up to 100,000 shares of preferred stock upon terms to be established by the Company’s board of directors. On June 29, 2005, the Company filed a Certificate of Amendment to the Certificate of Incorporation to affect these measures. On August 9, 2005, the Company’s board of directors designated 1,000 shares of its authorized preferred stock as Series A Convertible Preferred Stock pursuant to a Certificate of Designations for Series A Convertible Preferred Stock. On September 26, 2005, Salter Family Partners, Ltd., a family partnership controlled by Mark M. Salter, the Company’s Chief Executive Officer, converted a $1,000,000 promissory note into 1,000 shares of Series A convertible preferred stock, par value $0.001 per share. The terms of the Series A convertible preferred stock include: a cumulative dividend of 10% payable on a quarterly basis; a mandatory conversion feature to convert the preferred stock into the Company’s common stock in the event the common stock trades above $10.00 per share for ten consecutive trading days; a liquidation preference over the Company’s common stock equal to the conversion price, and; the right for Salter Family Partners, Ltd. to convert the preferred stock into the Company’s common stock on a one-for-two hundred basis, which is consistent with the $5,00 per share conversion price under the original convertible note agreement (Note 9). The preferred stock is also subject to anti-dilution provisions and the right to vote the preferred stock on an as converted basis with the Company’s common stock.
(11)	Business Combination

On July 1, 2005, the Company completed its acquisition of C&TA. The total consideration paid by the Company in exchange for the outstanding capital stock of C&TA was approximately $45.4 million, consisting of cash in the amount of $3.0 million, which was paid out of the Company’s cash reserves on the closing date, and 3,157,895 shares of the Company’s common stock valued at $12.63 per share for a total value of $39,894,737. A deposit of $2.0 million had previously been paid to C&TA as paying agent for the Shareholders in connection with the execution of the letter of intent relating to the merger. Of the consideration paid by the Company, 309,316 shares of the Company’s common stock is being held in escrow, pursuant to an escrow agreement, for a period of two years following the closing date, to satisfy possible indemnification claims made by the Company under the Agreement and Plan of Merger.

The allocation of the purchase price is based on an evaluation of the tangible and intangible assets acquired and liabilities assumed. The fair values of the intangible assets acquired are based on management’s estimate. The excess of the purchase price over the fair value of net assets acquired (goodwill) reflects the benefits from expansion of the Company’s business segments.

Non-Compete (2 year useful life)	$100,000
Revenue backlog (1 year useful life)	1,440,000

Total intangible assets	1,540,000
Goodwill	44,767,280

Total intangible assets acquired	46,307,280

Deduct liabilities in excess of fair value of net tangible assets acquired, which approximates book value	(365,343)

Net assets acquired	$45,941,937

TEJAS INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

The consideration paid is as follows:
Cash deposit paid on May 10, 2005	$2,000,000
Cash paid on July 1, 2005 from sale of securities owned	3,000,000
Common stock	40,441,937
Acquisition costs	500,000

Total consideration	$45,941,937

Pro Forma Results of Operations

The following presents the unaudited pro-forma combined results of operations of the Company with C&TA, for the years ended December 31, 2005 and 2004, as if the acquisition had been completed on January 1, 2004 and 2005, after giving effect to certain pro forma adjustments related to the amortization of acquired intangible assets and shares issued in connection with the acquisition. These unaudited pro forma results are not necessarily indicative of the actual consolidated results of operations of the consolidated entities.

	Year Ended December 31,
	2005	2004
Revenue	$36,057,481	62,741,291

Net income (loss)	$(4,148,215)	8,835,582

Basic earnings (loss) per share	$(0.68)	1.43
Diluted earnings (loss) per share	$(0.68)	1.32
(12)	Fair Value of Financial Instruments

Substantially all of the Company’s financial assets and liabilities are carried at market value or at amounts which, because of their short-term nature or because they carry market rates of interest, approximate current fair value. The Company’s notes payable, if recalculated based on current interest rates, would not significantly differ from the amounts recorded at December 31, 2005 and 2004.
(13)	Income Taxes

The Company files a consolidated tax return. Income tax expense (benefit) consists of the following:

	2005	2004	2003
Federal
Current	$(1,920,195)	2,903,318	576,614
Deferred	(222,846)	1,258,727	20,584
State
Current	(227,292)	429,438	84,154
Deferred	(71,081)	193,425	902

	$(2,441,414)	4,784,908	682,254

TEJAS INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
A reconciliation of expected income tax expense (benefit) (computed by applying the statutory income tax rate of 34% to income before income tax expense) to total tax expense (benefit) in the accompanying consolidated statements of operations follows:

	2005	2004	2003
Expected federal income expense	$(2,354,613)	4,102,546	519,991
Meals and entertainment	104,850	80,875	60,634
State income tax	(293,927)	622,864	85,056
Other, net	102,276	(21,377)	16,573

	$(2,441,414)	4,784,908	682,254

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2005 and 2004 are as follows:

	2005	2004
Deferred tax assets:

Capital loss carryforward	$—	51,257
Non-qualified stock option expense	874,904	—
Lease termination liability	205,622	—
Charitable contributions carryforwards	185,790	—
Net operating loss carryforwards	48,418	—
Accrued expenses	274,516	1,011,326
Property and equipment	79,591	—

Gross deferred tax assets	1,668,841	1,062,583
Valuation allowance	—	(48,902)

Net deferred tax asset	1,668,841	1,013,681

Deferred tax liabilities:
Unrealized gains on securities held for investment	(1,266,484)	(2,235,950)
Non-qualified stock option income	(1,650,595)	—
Property and equipment	—	(10,200)
Acquired intangible assets	(134,280)	—
Other	(24,561)	(166,290)

Net deferred tax liability	(3,075,920)	(2,412,440)

Net deferred tax asset (liability)	$(1,407,079)	(1,398,759)

TEJAS INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences net of the existing valuation allowances. For the year ended December 31, 2004 the Company did not recognize change in valuation allowance for capital loss carryforwards. At December 31, 2004, the Company had a capital loss carryforward of approximately $144,000, which expired in 2005.

(14)	Profit Sharing and Stock Option Plans

Profit Sharing Plan

In 1997, the Company instituted a profit sharing plan under section 401(k) of the Internal Revenue Code. The plan allows all employees who are over 21 years old to defer a predetermined portion of their compensation for federal income tax purposes. Contributions by the Company are discretionary. During 2005. 2004 and 2003, the Company contributed approximately $228,000, $219,000 and $167,000, respectively, to the employee profit sharing plan.

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

TEJAS INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
During 2003, options totaling 200,000 shares were granted to employees under the 1999 Plan. The options vest ratably over three years, and expire five years from the date of the grant. The weighted average purchase price of the common stock is $1.25 per share. The options were granted at or above the market value of the Company’s common stock.
During 2004, options totaling 1,082,000 shares were granted to employees under the 1999 Plan. The options vest ratably over three years, and expire five years from the date of the grant. The weighted average purchase price of the common stock is $7.92 per share. The options were granted at or above the market value of the Company’s common stock.
During 2005, options totaling 668,500 shares were granted to employees under the 1999 Plan. The options vest ratably over three years, and expire five years from the date of the grant. The weighted average purchase price of the common stock $13.18 per share. The options were granted at or above the market value of the Company’s common stock.
A summary of the Company’s stock option and warrant activity, and related information for the years ended December 31, follows.

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Outstanding — beginning of year	1,480,000	$4.69	644,126	$1.40	524,126	$2.77
Granted	668,500	$13.18	1,082,000	$7.92	200,000	$1.25
Exercised	(16,565)	$8.48	(2,000)	$1.25	—	—
Forfeited	(428,333)	$14.71	(244,126)	$1.63	(80,000)	$10.00
Canceled	—	—	—	—	—	—
Outstanding — end of Year	1,703,602	$6.71	1,480,000	$6.13	644,126	$1.40

Exercisable — end of year	1,146,477	$5.74	698,649	$4.69	510,786	$1.43

The weighted average fair value of Company stock options, calculated using the Black Scholes option pricing model, granted during the years ended December 31, 2005, 2004 and 2003 were $0.83, $0.54 and $0.17 per option, respectively.

TEJAS INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
The fair value of the options used to compute the pro forma amounts (Note 2(l)) is estimated using the Black Scholes option-pricing model with the following weighted average assumptions:

	2005	2004	2003
Risk-free interest rate	3.04%	1.80%	3.01%
Expected holding period	5 years	5 years	3 years
Expected volatility	.13	.001	.001
Expected dividend yield	0.00%	0.00%	0.00%
The following table summarizes the Company’s options outstanding and exercisable options at December 31, 2005:

	Stock Options Outstanding			Stock Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Exercise Price	Shares	Life	Price	Shares	Price
$1.25	398,000	1.4 years	$1.25	398,000	$1.25
$4.50	278,100	3.4 years	$4.50	185,665	$4.50
$6.75	220,000	5.0 years	$6.75	73,330	$6.75
$9.00	609,002	3.9 years	$9.00	404,988	$9.00
$9.90	35,000	3.9 years	$9.90	23,333	$9.90
$10.00	20,000	4.9 years	$10.00	6,666	$10.00
$12.00	20,000	4.0 years	$12.00	13,333	$12.00
$15.00	75,000	4.6 years	$15.00	24,998	$15.00
$16.50	28,500	4.4 years	$16.50	9,498	$16.50
$17.03	20,000	4.2 years	$17.03	6,666	$17.03

	1,703,602			1,146,477

TEJAS INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(15)	Earnings (Loss) Per Share of Common Stock

Basic earnings (loss) per share of common stock are based on the weighted average common shares outstanding without any dilutive effects considered. Diluted earnings (loss) per share of common stock reflect dilution from all contingently issuable common shares, including options and convertible notes issued. Contingently issuable common shares are not included in the weighted average number of common shares when the inclusion would increase earnings per share of common stock or decrease the net loss per share of common stock.

Earnings (loss) per share of common stock is calculated as follows.

	2005	2004	2003
Basic earnings (loss) per share of common stock:
Net income (loss) available to common stockholders	$(4,510,289)	7,281,404	847,130
Weighted average common shares outstanding	6,097,903	3,025,048	3,024,048

Basic earnings (loss) per share of common stock	$(0.74)	2.41	0.28

Diluted earnings (loss) per share of common stock:
Net income (loss) available to common stockholders	$(4,510,289)	7,281,404	847,130
Impact of assumed conversion of convertible debt	—	32,005	—

Net income (loss) available to common stockholders after assumed conversions	$(4,510,289)	7,313,409	847,130

Weighted average common shares outstanding	6,097,903	3,025,048	3,024,048
Effect of dilutive securities:
Options	—	415,344	103,704
Convertible debt	—	100,000	—

Weighted average common shares outstanding	6,097,903	3,540,392	3,127,752

Diluted earnings (loss) per share of common stock	$(0.74)	2.07	0.27

The Company has included the dilutive effect of 1,480,000 and 644,126 shares of the Company’s common stock for the years ended December 31, 2004 and 2003, respectively, in the computation of diluted earnings (loss) per share. Of the 1,480,000 and 644,126 options issued by the Company, 415,344 and 103,704 shares are included as dilutive securities on a weighted average basis for the years ended December 31, 2004 and 2003, respectively, as calculated under the Treasury Stock method. Options to purchase 1,703,602 shares of the Company’s common stock for the year ended December 31, 2005 were not included in the computation of diluted earnings (loss) per share because the options were antidilutive.

TEJAS INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
Options to purchase 200,000 shares of the Company’s common stock under the convertible notes payable were included in the computation of diluted earnings (loss) per share for the year ended December 31, 2004. Of the 200,000 shares, 100,000 were included as dilutive securities on a weighted average basis for the year ended December 31, 2004. Options to purchase 200,000 shares of the Company’s common stock under the convertible notes payable and convertible preferred stock were not included in the computation of diluted earnings (loss) per share for the year ended December 31, 2005 because the options were antidilutive.

(16)	Concentrations and Off Statement of Financial Condition Risk

The Company’s customers’ securities transactions are introduced on a fully disclosed basis with its clearing organization. The clearing organization carries all of the accounts of the customers of the Company and is responsible for execution, collection and payment of funds, and receipt and delivery of securities relative to customer transactions. Off statement of financial condition risk exists with respect to these transactions due to the possibility that customers may be unable to fulfill their contractual commitments wherein the clearing organization may charge any losses it incurs to the Company. The Company seeks to minimize this risk through procedures designed to monitor the credit worthiness of its customers and that customer transactions are executed properly by the clearing organization. Included in the Company’s clearing agreement with its clearing organization is an indemnification clause. This clause relates to instances where the Company’s customers fail to settle security transactions. In the event this occurs, the Company will indemnify the clearing organization to the extent of the net loss on any unsettled trades. As of December 31, 2005 and 2004, the Company had not been notified by the clearing organization, nor was the Company otherwise aware of any potential losses relating to this indemnification.

The Company has $24,635,632 or approximately 30% of its total assets in securities owned and receivable due from or held by its clearing organization as of December 31, 2005. The Company also has $610,446 or approximately 6% of its total liabilities in payable due to its clearing organization as of December 31, 2005.

The Company enters into transactions in various financial instruments, including securities sold, not yet purchased, for trading purposes. Securities sold, not yet purchased represent obligations of the Company to deliver the underlying securities sold. The Company’s obligation to purchase the security may exceed the amount recognized in the statement of financial condition. The Company monitors its positions in securities sold, not yet purchased continuously to reduce the risk of potential losses due to changes in market value.

The Company deposits its cash with financial institutions. Periodically such balances exceed applicable FDIC insurance limits. As of December 31, 2005 and 2004, the Company had balances of $1,690,158 and $1,686,154, respectively, in excess of FDIC insurance limits.

The Company had one investment banking customer that generated approximately 37% of the Company’s total revenue for 2005. The Company had two investment banking customers that generated approximately 29% of the Company’s total revenue for 2004.

TEJAS INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(17)	Industry Segment Data

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

The following table presents segment revenues, income (loss) before income tax expense (benefit), and assets for the year ended December 31, 2005.

		Investment
	Brokerage	Banking	Consulting	Total
Revenues from external customers	$11,413,689	16,436,706	2,503,663	30,354,058
Interest revenue	777,774	—	—	777,774
Interest expense	533,737	—	—	533,767
Depreciation and amortization	269,238	—	1,105,859	1,375,097
Income(loss) before income tax expense (benefit)	(12,246,712)	5,955,961	(634,582)	(6,925,333)

Segment assets	35,474,322	—	45,529,144	81,003,466
Capital expenditures	6,687,829	—	—	6,687,829
The following table presents segment revenues, income before income tax expense, and assets for the year ended December 31, 2004.

		Investment
	Brokerage	Banking	Consulting	Total
Revenues from external customers	$30,082,476	18,339,975	—	48,422,451
Interest revenue	296,621	—	—	296,621
Interest expense	216,481	—	—	216,481
Depreciation and amortization	123,017	—	—	123,017
Income before income tax expense	7,106,849	4,959,463	—	12,066,312

Segment assets	22,522,856	—	—	22,522,856
Capital expenditures	58,604	—	—	58,604

TEJAS INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
The following table presents segment revenues, income before income tax expense, and assets for the year ended December 31, 2003.

		Investment
	Brokerage	Banking	Consulting	Total
Revenues from external customers	$25,558,868	72,799	—	25,631,667
Interest revenue	1,064,441	—	—	1,064,441
Interest expense	227,919	—	—	227,919
Depreciation and amortization	120,642	—	—	120,642
Income before income tax expense	1,515,284	14,000	—	1,529,284

Segment assets	8,356,453	—	—	8,356,453
Capital expenditures	56,239	—	—	56,239
(18)	Lease Commitments

The Company leases its office facilities and certain office equipment under operating and capital leases. The future minimum payments due under these leases as of December 31, 2005 are as follows:

	Operating	Capital
2006	$1,967,000	44,000
2007	859,000	35,000
2008	317,000	35,000
2009	298,000	35,000
2010	272,000	11,000
Thereafter	1,082,000	—

Minimum Commitments	$4,795,000	160,000

Less Interest		(6,000)

Net Present Value of Capital Lease Obligations		154,000

Office equipment, under capital leases, with a recorded cost of $260,763, net of depreciation of $103,750 as of December 31, 2005, collateralizes the above capital lease obligations and is included in the statements of financial condition under the caption of “Property and Equipment.” Depreciation expense for assets under capital lease was $71,511, $32,239 and $23,295 in 2005, 2004 and 2003, respectively.

Rent expense amounted to approximately $1,549,000, $1,504,000 and $1,537,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Rent expense is reported net of sublease revenue which is disclosed below.

In August 2005, the Company subleased the remaining portion of its former Austin, Texas headquarters, furniture and equipment through February 2008. Under the terms of the sublease agreements, the future minimum payments to be received are approximately $74,000 and $12,000 in 2006 and 2007, respectively. During 2005, the Company received approximately $31,000 in relation to this sublease agreement.

TEJAS INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
In January 2005, the Company subleased its Houston, Texas office space through August 2006. Under the terms of the sublease agreement, the future minimum payments to be received are approximately $32,000 in 2006. During 2005, the Company received approximately $48,000 in relation to this sublease agreement.

In June 2003, the Company subleased a portion of its former Austin, Texas headquarters, furniture and equipment effective June 15, 2003 through February 2008. Under the terms of the sublease agreement, the future minimum payments to be received are approximately $106,000 and $18,000 in 2006 and 2007, respectively. During 2005, 2004 and 2003, the Company received approximately $106,000, $92,000 and $35,000, respectively, in relation to this sublease agreement.

In September 2002, the Corporation subleased its Atlanta, Georgia office space. The Corporation received approximately $63,000 and $91,000 during 2005 and 2004, respectively, in relation to this sublease agreement. The lease and sublease agreements terminated in 2005.

In September 2002, the Company subleased its Atlanta, Georgia office space. The Company received approximately $63,000, $91,000 and $83,000 during 2005, 2004 and 2003, respectively, in relation to this sublease agreement.

(19)	Contingencies

In February 2006, the Company settled two client complaints relating to previous investment losses incurred by the clients for $500,000. The settlement amounts were accrued for as of December 31, 2005, and were included in accrued expenses. The Company is involved in other various claims and legal actions, including arbitrations, that have arisen in the ordinary course of business. It is management’s opinion that liabilities, if any, arising from these actions will not have a significant adverse effect on the financial condition or results of operations of the Company.

On August 16, 2005, a stockholder and Director of Motient Corporation (“Motient”), a client of the Company’s, filed a stockholders’ derivative suit in the Chancery Court in the State of Delaware against the Company and one of the Company’s board members and a former board member, as well against Motient and other directors of Motiens. Such former board member serves as a member of the Motient board. The lawsuit alleged, among other things, that the Company aided and abetted Motient’s directors and principal executive officer in breaching their fiduciary duties to the stockholders, and that the Company was unjustly enriched by such breach of fiduciary duties. The plaintiff sought the recovery of damages allegedly suffered by Motient or directly by its stockholders and the recovery of fees paid to certain of the defendants. On March 17, 2006, the Chancery Court of Delaware issued an order to dismiss the suit in its entirety.

In October 2001, an officer of the Company purchased a liability of the Company in the amount of approximately $121,000 originally payable to a third party. The liability originated from the Merger (Note 1) and is now payable to the officer upon the Company’s successful listing on a national exchange.

TEJAS INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(20)	Net Capital Requirements

TSG, as a registered fully licensed broker and dealer in securities, is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1 of the Securities Exchange Act of 1934, as amended). Under this rule, TSG is required to maintain a minimum “net capital” and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. Rule 15c3-1 also provides that equity capital may not be withdrawn or cash dividends paid by TSG if the resulting net capital ratio would exceed 10 to 1. At December 31, 2005, the minimum “net capital” requirement for TSG was $250,000. “Net capital” at December 31, 2005 aggregated $5,289,577. TSG’s ratio of aggregate indebtedness to net capital was 0.54 to 1 at December 31, 2005.

(21)	Other Related Party Transactions

The Company entered into an engagement letter to place up to $10,000,000 principal amount of debt securities on behalf of a company in which one of the Company’s directors is a greater than 10% stockholder and is also the Chairman, Chief Executive Officer and President of the company. The Company’s Chairman of the Board is a 10% or greater stockholders in the company. In addition, another of the Company’s former directors also serves on the board of that company. The transaction was consummated on or about December 19, 2005. As part of the purchase price, the purchasers exchanged approximately $5,000,000 principal amount of existing bridge notes, plus accrued interest, which were sold by the company on November 10, 2005, for which the Company also acted as placement agent. Under the engagement letter, the Company received a cash fee equal to 3% of the principal amount of debt securities which it placed, and a ten-year warrant to purchase common stock in the amount of 150,000 shares for each $2,000,000 principal amount of debt securities placed at an exercise price of $2.00 per share. On October 26, 2005, the Company received a non-refundable retainer of $125,000 from the company. In December 2005, the Company received the cash fee of $300,000 upon completion of the engagement. Additionally, the Company may be reimbursed for legal fees incurred.

On October 15, 2004, the Company entered into a purchase agreement with a member of the Company’s board of directors, and Seton Securities Group, Inc. (“Seton”), a broker-dealer controlled by that director, whereby the director and Seton would purchase the assets and operations of the Company’s New Jersey branch office by December 31, 2004 for nominal consideration. As part of the agreement with the director, Seton entered into a sublease agreement for the New Jersey office space for the remaining lease term. The sublease agreement will take effect upon the closing of the purchase agreement. The director exercised an option to extend the closing date to June 30, 2005 in exchange for consideration of $10,000 payable to the Company. Additionally, the Company entered into a memorandum of understanding whereby the Company would maintain a trading account on behalf of Seton, and the net profits from the trading account would be paid to Seton. As of December 31, 2005 and 2004, the Company had paid Seton approximately $114,000 and $50,000, respectively, which represented the net profit on the trading account.

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

TEJAS INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(22)	Quarterly Results (Unaudited)

The following tables set forth selected quarterly consolidated statements of operations information for the years ended December 31, 2005 and 2004.

	First	Second	Third	Fourth
2005	Quarter	Quarter	Quarter	Quarter
Total revenue	$12,754,747	13,750,133	3,628,588	753,690
Income (loss) before income tax expense (benefit)	3,724,236	1,224,341	(4,728,744)	(7,165,166)
Net income (loss)	2,342,577	702,551	(2,934,031)	(4,595,016)
Basic earnings (loss) per share of common stock:
Net income (loss)	0.59	0.15	(0.37)	(0.59)
Diluted earnings (loss) per share of common stock:
Net income (loss)	0.47	0.13	(0.37)	(0.59)

	First	Second	Third	Fourth
2004	Quarter	Quarter	Quarter	Quarter
Total revenue	$6,033,379	7,527,704	4,998,715	30,120,498
Income (loss) before income tax expense (benefit)	259,124	1,219,540	(814,973)	11,402,621
Net income (loss)	144,336	718,129	(538,550)	6,957,489
Basic earnings (loss) per share of common stock:
Net income (loss)	0.05	0.24	(0.18)	2.30
Diluted earnings (loss) per share of common stock:
Net income (loss)	0.04	0.24	(0.18)	1.98

(a) Exhibits:

Exhibit
Number	Description of Exhibits
3.1	Certificate of Incorporation (Incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on May 2, 2001).

3.2	Bylaws (Incorporated herein by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on May 2, 2001).

3.3	Certificate of Amendment to Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.3 of the registrant’s Current Report on Form 8-K filed on June 25, 2001).

3.4	Certificate of Amendment to Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.4 of the registrant’s Current Report on Form 8-K filed on June 20, 2002).

3.5	Certificate of Ownership and Merger Merging Tejas Incorporated into Westech Capital Corp. (incorporated by reference to Exhibit 3.5 of the registrant’s Registration Statement on Form S-1, filed on December 22, 2004).

3.6	Certificate of Amendment to Certificate of Incorporation (Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed on June 30, 2005).

3.7	Certificate of Designations for Series A Convertible Preferred Stock (Incorporated herein by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

4.1†	Shareholder Agreement, dated November 23, 1999, between John Ohmstede, John Glade, Michael Hidalgo, Jon McDonald, Britt Rodgers, Bob Sternberg, Mike Wolf, Greg Woodby and the Company (Incorporated herein by reference to Exhibit 4.3 to the registrant’s Registration Statement on Form 10-12(g) (File No. 000-29235)).

10.1†	First Amended and Restated Westech Capital Corp. 1999 Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.2†	Form of Incentive Stock Option Agreement (Incorporated herein by reference to Exhibit 10.3 to the registrant’s Registration Statement on Form 10-12(g)) (File No. 000-29235).

10.3†	Form of Nonqualified Stock Option Agreement (Incorporated herein by reference to Exhibit 10.4 to the registrant’s Registration Statement on Form 10-12(g)) (File No. 000-29235).

10.4†	Employment and Confidentiality Agreement, dated as of June 1, 2004, between Westech Capital Corp. and Kurt J. Rechner (Incorporated herein by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.5†	Employment and Confidentiality Agreement, dated as of June 1, 2004, between Westech Capital Corp. and John F. Garber (Incorporated herein by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.6	Agreement, dated December 3, 2001, with Correspondent Services Corporation (Incorporated herein by reference to Exhibit 10.9 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.7†	Employment and Confidentiality Agreement, dated as of June 1, 2004, between Westech Capital Corp. and Mark M. Salter (Incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.8	Agreement, dated as of October 15, 2004, between Seton Securities Group, Inc., Charles H. Mayer, Westech Capital Corp., and Tejas Securities Group, Inc. (Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed on November 9, 2004).

10.9	Agreement Regarding Contract between Blake Byram and TI Building Partnership, Ltd. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on February 18, 2005).

Exhibit
Number	Description of Exhibits
10.10	Real Estate Purchase and Sale Agreement, and the first and second amendments thereto, between Blake Byram and 8226 Bee Caves, Ltd. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on February 18, 2005).

10.11	Promissory Note, dated February 22, 2005, made by TI Building Partnership, Ltd. for the benefit of Community Credit Union (Incorporated herein by reference to Exhibit 10.16 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.12†	First Amendment to First Amended and Restated Stock Option Plan (Incorporated herein by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on November 9, 2004).

10.13	Piggy-back Registration Rights Agreement, dated as of July 7, 2004, by and between Westech Capital Corp. and Salter Family Partners, Ltd. (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.14	Assignment of Purchase and Sale Agreement between CNW2, Inc. and TI Building Partnership, Ltd. (Incorporated herein by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on April 25, 2005).

10.15	Purchase and Sale Agreement, between Catalyst Development II, L.P. and CNW2, Inc. (Incorporated herein by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed on April 25, 2005).

10.16	Promissory Note, dated May 9, 2005, made by TI Building Partnership, Ltd. for the benefit of First United Bank (Incorporated herein by reference to Exhibit 10.6 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

10.17	Letter of Intent, dated May 9, 2005, between Tejas Incorporated and Capital & Technology Advisors Inc. (Incorporated herein by reference to Exhibit 10.7 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

10.18	Agreement and Plan of Merger dated as of July 1, 2005 by and among Tejas Incorporated, Tejas Acquisition Corp., Capital and Technology Advisors, Inc. and the persons listed on the signature pages thereof (Incorporated herein by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on July 8, 2005).

10.19	Escrow Agreement, dated as of July 1, 2005, by and among Tejas Incorporated, Capital and Technology Advisors, Inc. and the persons listed on the signature pages thereof (Incorporated herein by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed on July 8, 2005).

10.20	Registration Rights Agreement, dated as of July 1, 2005, by and among Tejas Incorporated and the persons listed on the signature pages thereof (Incorporated herein by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed on July 8, 2005).

10.21	Description of Oral Employment Arrangement with Jared E. Abbruzzese, Sr. as of July 1, 2005 (Incorporated herein by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K filed on July 8, 2005).

10.22	Employment and Confidentiality Agreement, dated as of July 1, 2005, by and between Tejas Incorporated and Wayne Barr, Jr. (Incorporated herein by reference to Exhibit 10.5 of the registrant’s Current Report on Form 8-K filed on July 8, 2005).

10.23	Non-Compete Agreement, dated as of July 1, 2005, by and between Tejas Incorporated and Wayne Barr, Jr . (Incorporated herein by reference to Exhibit 10.6 of the registrant’s Current Report on Form 8-K filed on July 8, 2005).

10.24	Non-Compete Agreement, dated as of July 1, 2005, by and between Tejas Incorporated and Jared E. Abbruzzese, Sr. (Incorporated herein by reference to Exhibit 10.7 of the registrant’s Current Report on Form 8-K filed on July 8, 2005).

10.25	Non-Compete Agreement, dated as of July 1, 2005, by and between Tejas Incorporated and John Gorman (Incorporated herein by reference to Exhibit 10.8 of the registrant’s Current Report on Form 8-K filed on July 8, 2005).

Exhibit
Number	Description of Exhibits
10.26	Amendment dated as of August 31, 2005 to Registration Rights Agreement dated July 1, 2005 by and among Tejas Incorporated, Niskayuna Development LLC, Wayne Barr, Jr., Shawn O’Donnell, Patrick Doyle, and John P. Bade (Incorporated by reference to Exhibit 10.9 to the registrant’s Amendment No. 1 to Current Report on Form 8-K filed on September 6, 2005).

10.27	Amendment to Letter of Intent dated May 9, 2005 by and among Tejas Incorporated, Jared E. Abbruzzese, Sr., Wayne Barr, Jr., and Capital & Technology Advisors, Inc. (Incorporated by reference to Exhibit 1.1 to the registrant’s Current Report on Form 8-K filed on June 20, 2005).

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

23.2*	Consent of Helin Donovan Trubee & Wilkinson, LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer under Securities Exchange Act Rules 13a-14 or 15d-14

31.2*	Certification of Chief Financial Officer under Securities Exchange Act Rules 13a-14 or 15d-14

32.1*	Certifications of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certifications of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.