Form 10-Q
period 2006-03-31
Tejas Inc
filed 2006-05-15
CIK 869688

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Indicate by check mark ☑ whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark ☑ whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐          Accelerated Filer ☐           Non-Accelerated Filer ☑
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of February 28, 2006, the Registrant had the following number of shares of common stock, $0.001 par value per share, outstanding: 7,860,508.

PART 1 — FINANCIAL INFORMATION
Item 1. Financial Statements
TEJAS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Financial Condition

	March 31,
	2006	December 31,
	(Unaudited)	2005
Assets
Cash and cash equivalents	$806,955	1,644,176
Receivable from clearing organization	11,571,979	316,604
Receivables from employees	156,288	122,684
Federal income taxes receivable	775,668	1,828,250
Securities owned, at market value	35,390,040	24,319,028
Property and equipment, net	6,713,628	6,682,970
Goodwill	22,855,439	44,905,495
Intangible assets, net	62,499	435,000
Prepaid expenses and other assets	1,191,634	749,259

Total assets	$79,524,130	81,003,466

Liabilities and Stockholders’ Equity
Accounts payable, accrued expenses and other liabilities	$11,948,737	3,540,737
Securities sold, not yet purchased	3,307,470	—
Payable to clearing organization	6,730,932	610,446
Deferred tax liability, net	1,749,632	1,407,079
Notes payable	3,885,740	3,906,695

Total liabilities	27,622,511	9,464,957

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 100,000 shares authorized; Series A convertible preferred stock, 1,000 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	1	1
Common stock, $0.001 par value 30,000,000 shares authorized; 7,860,508 issued and outstanding at March 31, 2006 and December 31, 2005, respectively	7,861	7,861
Additional paid in capital	67,670,279	67,622,120
Retained earnings (deficit)	(15,776,522)	3,908,527

Total stockholders’ equity	51,901,619	71,538,509

Total liabilities and stockholders’ equity	$79,524,130	81,003,466

See accompanying notes to consolidated financial statements.

TEJAS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended
	March 31,
	2006	2005
Revenue:
Commissions from agency transactions	$1,130,255	1,987,756
Commissions from principal transactions	2,957,984	4,550,507
Underwriting and investment banking income	1,143,570	4,109,296
Net dealer inventory and investment income, net of trading interest expense of $133,279 and $235,773, for the three months ended March 31, 2006 and 2005, respectively	6,379,564	1,980,448
Consulting fees	786,667	—
Other income	198,521	126,740

Total revenue	12,596,561	12,754,747

Expenses:
Commissions, employee compensation and benefits	6,266,901	6,606,059
Clearing and floor brokerage	222,883	244,389
Communications and occupancy	454,952	567,584
Professional fees	608,015	403,574
Interest, including $24,658 for the three months ended March 31, 2005 to related parties	64,420	60,904
Other	1,087,542	1,148,001
Goodwill impairment	22,050,056	—

Total expenses	30,754,769	9,030,511

Income (loss) before income tax expense	(18,158,208)	3,724,236

Income tax expense	1,501,841	1,381,659

Net income (loss)	(19,660,049)	2,342,577

Less:
Dividends on Series A convertible preferred stock	(25,000)	—

Net income (loss) available to common stockholders	$(19,685,049)	2,342,577

Earnings (loss) per share of common stock:
Basic	$(2.50)	0.59

Diluted	$(2.50)	0.47

Weighted average common shares outstanding:
Basic	7,860,508	3,973,826

Diluted	7,860,508	4,968,111

See accompanying notes to consolidated financial statements.

TEJAS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(19,660,049)	2,342,577
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred tax expense, net	342,553	1,720,374
Depreciation and amortization expense	458,616	47,574
Deferred compensation expense	48,159	—
Goodwill impairment	22,050,056	—
Changes in operating assets and liabilities
Receivable from clearing organization	(11,255,375)	1,753,997
Receivables from employees	(33,604)	(352)
Federal income tax receivable/payable, net	1,052,582	(2,097,916)
Securities owned	(11,071,012)	(24,919,067)
Prepaid expenses and other assets	(442,375)	(1,061,862)
Accounts payable, accrued expenses and other liabilities	8,423,102	(1,125,029)
Payable to clearing organization	6,120,486	—
Securities sold, not yet purchased	3,307,470	2,519,573

Net cash used in operating activities	(659,391)	(20,820,131)

Cash flows from investing activities:
Purchase of property and equipment	(116,773)	(3,465,012)

Net cash used in investing activities	(116,773)	(3,465,012)

Cash flows from financing activities:
Payments on capital lease	(15,102)	(7,921)
Payment of accrued dividend on preferred stock	(25,000)	—
Proceeds from notes payable, net of repayments	(20,955)	400,000
Proceeds from issuance of common stock	—	24,335,243

Net cash (used in) provided by financing activities	(61,057)	24,727,322

Net change in cash and cash equivalents	(837,221)	442,179

Cash and cash equivalents at beginning of period	1,644,176	1,959,719

Cash and cash equivalents at end of period	$806,955	2,401,898

Supplemental disclosures:
Interest paid	$64,838	47,831
Taxes paid	$34,537	1,750,300
Summary of non-cash financing activities:
On March 31, 2006, the Company had $25,000 of preferred stock dividends declared, but not paid.
For the three months ended March 31, 2006, the Company recognized $48,159 in non-cash compensation expense associated stock-based employee compensation under FAS123R .
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
On April 6, 2006, Tejas authorized a stock repurchase program for up to $5 million of its outstanding common stock. Shares may be repurchased in open market purchases, private transactions or otherwise at such times and from time to time, and at such prices, as the officers of Tejas believe appropriate, in the best interest of Tejas and consistent with SEC Rule 10b-18.
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
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions for Form 10-Q and, therefore should be read in conjunction with the Company’s 2005 Form 10-K. All adjustments (consisting of only normal recurring adjustments) that are necessary in the opinion of management for a fair presentation of the interim consolidated financial statements have been included. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results for the year ending December 31, 2006.

TEJAS INCORPORATED AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
The Company implemented FASB Statement No. 123R (“SFAS 123R”), “Share-Based Payment”, on January 1, 2006. SFAS 123R requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period). SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The impact that this statement will have on the Company’s consolidated financial statements is dependent upon the levels of equity-based awards granted in the future. For all periods prior to January 1, 2006, the Company accounted for stock based compensation under Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employee.
The pro forma disclosures below use the fair value method of SFAS 123 to measure compensation expense for stock-based employee compensation plans. There was no stock based employee compensation costs included in the determination of net income as reported for the three months ended March 31, 2005.

For the Three
Months Ended
March 31, 2005
Net income available to common stockholders as reported for basic	$2,342,577

Deduct or add stock-based compensation expense determined under the fair value based method	(66,758)

Pro forma net income available to common stockholders for basic	$2,275,819

Net income available to common stockholders as reported for diluted	$2,358,851

Deduct or add stock-based compensation expense determined under the fair value based method	(66,758)

Pro forma net income available to common stockholders for diluted	$2,292,093

Earnings per share of common stock:
Basic — as reported	$0.59

Basic — pro forma	$0.57

Diluted — as reported	$0.47

Diluted — pro forma	$0.46

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

TEJAS INCORPORATED AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
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
TSG elects to use the basic method of the Rule, which requires it to maintain minimum net capital equal to the greater of $250,000 or 6-2/3% of aggregate indebtedness. Minimum net capital requirements may be as great as $1,000,000 depending upon the number and value of securities in which TSG makes markets. As of March 31, 2006, TSG’s net capital of $3,327,029 was $3,077,029 in excess of the minimum required. TSG’s ratio of aggregate indebtedness to net capital was 0.99 to 1 at March 31, 2006.
(3)	Securities Owned And Securities Sold, Not Yet Purchased
At March 31, 2006 and December 31, 2005, securities owned and sold, not yet purchased consisted of the following:

	2006		2005
		Sold, not yet		Sold, not yet
	Owned	purchased	Owned	purchased
State and municipal obligations	$71,190	$—	$—	$—
US Government bonds	5,077,740	1,596,718	1,495,265	—
Corporate bonds and notes	4,812,428	—	6,421,559	—
Equity securities	19,543,612	1,710,752	10,343,204	—
Warrants	5,885,070	—	6,059,000	—

	$35,390,040	$3,307,470	$24,319,028	$—

For the three months ended March 31, 2006, the unrealized gain associated with securities owned and securities sold, not yet purchased was $4,389,868.
(4)	Notes Payable
On February 22, 2005, the Company purchased an office building through its wholly-owned subsidiary, TI Building. The office building was purchased at a price of approximately $3,470,000, with $2,200,000 being financed through a financial institution. Pursuant to the terms of a promissory note, this loan accrues interest at a rate of 5.75% per annum, with monthly installments of $13,840 through February 2011, at which time the outstanding principal and accrued interest on the note shall be due and payable. A mortgage on the building and the associated real property secures the repayment of such borrowing. In connection with this acquisition, John J. Gorman, the Company’s Chairman, agreed to (1) indemnify the financial institution against any losses incurred by that institution as a result of any violations of environmental laws or certain building laws related to such real property and (2) provide a limited guarantee of the Company’s performance under certain provisions of the deed of trust entered into in connection with such financing.
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
On June 6, 2005, the Company’s shareholders approved a proposal to amend its Certificate of Incorporation to authorize the issuance of up to 100,000 shares of preferred stock upon terms to be established by the Company’s board of directors. On June 29, 2005, the Company filed a Certificate of Amendment to the Certificate of Incorporation to affect these measures. On August 9, 2005, the Company’s board of directors designated 1,000 shares of its authorized preferred stock as Series A Convertible Preferred Stock pursuant to a Certificate of Designations for Series A Convertible Preferred Stock. On September 26, 2005, Salter Family Partners, Ltd., a family partnership controlled by Mark M. Salter, the Company’s Chief Executive Officer, converted a $1,000,000 promissory note into 1,000 shares of Series A convertible preferred stock, par value $0.001 per share. The terms of the Series A convertible preferred stock include: a cumulative dividend of 10% payable on a quarterly basis; a conversion feature whereby the Company may elect to convert the preferred stock into common stock in the event the common stock trades above $10.00 per share for ten consecutive trading days with a trading volume of at least 50,000 shares for each such trading day; a liquidation preference over the Company’s common stock equal to $1,000 per share (or an aggregate amount of $1,000,000); the right for Salter Family Partners, Ltd. to convert the preferred stock into the Company’s common stock on a one-for-two hundred basis, subject to anti-dilution provisions; and the right to vote the preferred stock on an as converted basis with the Company’s common stock.
(6)	Earnings (Loss) Per Share of Common Stock
Basic earnings (loss) per share of common stock are based on the weighted average common shares outstanding without any dilutive effects considered. Diluted earnings (loss) per share of common stock reflects dilution from all contingently issuable common shares, including options, convertible preferred stock and notes issued. Contingently issuable common shares are not included in the weighted average number of common shares when the inclusion would increase net income per share of common stock or decrease the net loss per share of common stock.

TEJAS INCORPORATED AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
Earnings (loss) per share of common stock are calculated as follows.

	2006	2005
BASIC EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
Net income (loss) available to common stockholders	$(19,685,049)	$2,342,577
Weighted average common shares outstanding	7,860,508	3,973,826
Basic earnings (loss) per share of common stock	$(2.50)	$0.59

DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
Net income (loss) available to common stockholders	$(19,685,049)	$2,342,577
Impact of assumed conversion of convertible debt	—	16,274

Net income (loss) available to common stockholders after assumed conversion	$(19,685,049)	$2,358,851

Weighted average common shares outstanding	7,860,508	3,973,826
Effect of dilutive securities:
Options	—	794,285
Convertible debt	—	200,000
Convertible preferred stock	—	—
Weighted average common shares outstanding	7,860,508	4,968,111

Diluted earnings (loss) per share of common stock	$(2.50)	$0.47

Options to purchase 1,728,601 of the Company’s common stock for the three months ended March 31, 2006, were not included in the computation of diluted earnings (loss) per share of common stock because the options were antidilutive. The 200,000 shares of the Company’s common stock issuable upon conversion of the convertible preferred stock for the three months ended March 31, 2006 were not included in the computation of diluted earnings (loss) per share of common stock because they were antidilutive. Options to purchase 1,800,000 shares of the Company’s common stock for the three months ended March 31, 2005 were included in the computation of diluted earnings (loss) per share of common stock. Of the 1,800,000 options issued by the Company, 794,285 shares were included as dilutive securities on a weighted average basis for the three months ended March 31, 2005, as calculated under the Treasury Stock method. The 200,000 shares of the Company’s common stock issuable upon conversion of the convertible notes payable for the three months ended March 31, 2005 were included in the computation of diluted earnings (loss) per share of common stock.
(7)	Industry Segment Data
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

TEJAS INCORPORATED AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
The following table presents segment revenues, income (loss) before income tax expense (benefit), and assets for the three months ended March 31, 2006.

		Investment
	Brokerage	Banking	Consulting	Total
Revenues from external customers	$10,687,974	$1,143,570	$786,667	$12,618,211
Interest revenue	111,629	—	—	111,629
Interest expense	197,699	—	—	197,699
Depreciation and amortization	85,681	—	372,935	458,616
Income (loss) before income tax expense (benefit)	3,923,221	779,555	(22,860,984)	(18,158,208)

Segment assets	55,663,877	—	23,860,253	79,524,130
Capital expenditures	112,745	—	4,298	116,773
The following table presents segment revenues, income before income tax expense, and assets for the three months ended March 31, 2005.

		Investment
	Brokerage	Banking	Consulting	Total
Revenues from external customers	$8,881,224	$4,109,296	$—	$12,990,520
Interest revenue	—	—	—	—
Interest expense	296,677	—	—	296,677
Depreciation and amortization	47,574	—	—	47,574
Income before income tax expense	1,738,532	1,985,704	—	3,724,236

Segment assets	51,043,502	—	—	51,043,502
Capital expenditures	3,465,012	—	—	3,465,012
(8)	Impairment of Goodwill
Goodwill represents the excess of the purchase price over fair value of assets of businesses acquired and was recorded in connection with the Company’s acquisition of C&TA in July 2005. Goodwill and other intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually.
The evaluation of the potential impairment of goodwill requires the Company to make estimates and assumptions that affect the Company’s consolidated financial statements. Management assesses potential impairments of goodwill on an annual basis or when there is evidence that events or changes in circumstances indicate that the carrying amounts may not be recovered. Management’s judgments regarding the existence of impairment indicators and fair values related to goodwill are based on operational performance of the businesses, market conditions and other factors. In testing for a potential impairment of goodwill, the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), require the application of a two-step, fair value based test at the reporting unit level. The first step of the impairment test prescribed by SFAS No. 142 then requires as the second step an estimate of the fair value of each unit. If the estimated fair value of any unit is less than the book value, SFAS No. 142 requires an estimate of the fair value of all identifiable assets and liabilities of the unit in a manner similar to a purchase price allocation for an acquired business.

TEJAS INCORPORATED AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
The Company performed a goodwill impairment analysis of C&TA in May 2006 due to the industry-wide decrease in telecommunication restructurings and the associated reduction in C&TA’s customer engagements and fees. Additionally, the Company analyzed C&TA’s projected future performance through 2007, which indicated that the decline in revenues since the Company’s acquisition of C&TA might not be temporary in nature. As a result, as of March 31, 2006, the Company recorded a non-cash expense of $22,050,056 representing the implied impairment of goodwill of C&TA. The Company will continue to assess this goodwill in accordance with SFAS No. 142. Depending on the future performance of C&TA, market conditions, and other factors, future impairment charges related to this goodwill may be necessary.

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
We caution you that any forward-looking information provided by us or on our behalf is not a guarantee of future performance. Actual results may differ materially as a result of various factors, many of which are outside of our control, including the rapidly changing business environment and our limited administrative, operational, financial and other resources; our dependence on third party vendors to provide critical services; unanticipated changes in economic or political trends impacting business and finance, particularly those resulting in downward changes in volumes and price levels of securities transactions; customer defaults on indebtedness to us; our potential failure to comply with various regulatory requirements or to maintain net capital levels; and other factors discussed under the heading “Quantitative and Qualitative Disclosures About Market Risk,” and those discussed in our annual report on Form 10-K and other reports filed by us with and available from the Securities and Exchange Commission.
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
     Consulting Services
In July 2005, we acquired C&TA as a wholly-owned subsidiary. C&TA is an advisory and consulting firm that provides operational and financial restructuring services to companies within the telecommunications and technology industries. C&TA’s restructuring services include technology evaluation and planning, operating expense analysis, integration and transition strategies, asset rationalization, interim management, and due diligence guidance. Additionally, C&TA is targeting development stage companies in need of interim management and business development strategies in order to expand its customer base.
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
Recent Developments
On May 9, 2006, our management recommended, and our board of directors approved, a non-cash goodwill impairment charge related to the goodwill recognized in connection with our acquisition of C&TA in July 2005. The amount of this charge is $22,050,056. We recorded this charge in the quarterly period ended March 31, 2006. We performed a goodwill impairment analysis of C&TA in May 2006 as a result of an industry-wide decrease in telecommunications restructurings and the related reduction in C&TA’s customer engagements and fees. As part of this analysis, we analyzed C&TA’s projected future performance through 2007, which indicated that the decline in C&TA revenues since our acquisition of C&TA might not be temporary in nature. Our management and board of directors will continue to assess this goodwill in accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Depending on the future performance of C&TA, market conditions, and other factors, future impairment charges related to this goodwill may be necessary.
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

     Goodwill and Other Intangible Assets
We adopted SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. In accordance with SFAS No. 142, we assess our goodwill annually or more frequently if events or changes in circumstances indicate that goodwill might be impaired.
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
Our total revenues were $12,596,561 for the three months ended March 31, 2006, which was a decrease of $158,186 or 1.2% from $12,754,747 for the three months ended March 31, 2005. The reasons for the changes are set forth below.
Commission revenues from agency and principal transactions were $4,088,239 for the three months ended March 31, 2006, which was a decrease of $2,450,024 from $6,538,263 for the three months ended March 31, 2005. The overall decrease in commission revenue is primarily the result of a decrease in equity securities commissions and fixed income securities from the same period in the prior year. Commission revenues decreased to 32.5% of total revenues for the three months ended March 31, 2006 from 51.3% of total revenues for the three months ended March 31, 2005.
Underwriting and investment banking revenues were $1,143,570 for the three months ended March 31, 2006, which was a decrease of $2,965,726 from $4,109,296 for the three months ended March 31, 2005. The decrease in investment banking revenues for the three months ended March 31, 2006 is due to a reduction in proceeds raised in private placements during the first quarter of 2006 as compared to the same period in 2005. We completed three private placements in each of the three month periods ending March 31, 2006 and March 31, 2005. Underwriting and investment banking revenues decreased to 9.1% of total revenues for the three months ended March 31, 2006 from 32.2% of total revenues for the three months ended March 31, 2005.
Net dealer inventory and investment income was $6,379,564 for the three months ended March 31, 2006, which was an increase of $4,399,116 from $1,980,448 for the three months ended March 31, 2005. The increase in inventory and investment income for the three months ended March 31, 2006 resulted from trading gains. Net unrealized trading gains for the three months ended March 31, 2006 were $4,389,868. Net realized trading gains for the three months ended March 31, 2006 were $2,011,345. Net dealer inventory and investment income increased to 50.6% of total revenues for the three months ended March 31, 2006 from 15.5% of total revenues for the three months ended March 31, 2005.
Consulting fees were $786,667 for the three months ended March 31, 2006, which was an increase of $786,667 from $0 for the three months ended March 31, 2005. The increase in consulting fees was due to the acquisition of C&TA as of July 1, 2005. Consulting fees increased to 6.2% of total revenues for the three months ended March 31, 2006 from 0% of total revenue for the three months ended March 31, 2005.

Other income was $198,521 for the three months ended March 31, 2006, which was an increase of $71,781 from $126,740 for the three months ended March 31, 2005. The increase was due to rental revenues from the TI Building which were minimal for the same period in 2005. Other income increased to 1.6% of total revenues for the three months ended March 31, 2006 from 1.0% of total revenues for the three months ended March 31, 2005.
Total expenses were $30,754,769 for the three months ended March 31, 2006, which was an increase of $21,724,258 or 240.6% from $9,030,511 for the three months ended March 31, 2005. The explanations for the changes are set forth below.
Commissions, employee compensation and benefits were $6,266,901 for the three months ended March 31, 2006, which was a decrease of $339,158 from $6,606,059 for the three months ended March 31, 2005. Commission expense was $2,512,324 for the three months ended March 31, 2006, which was a decrease of $1,609,348 from $4,121,672 for the three months ended March 31, 2005. The decrease in commission expense for the period is due to the decrease in commission revenues and investment banking revenues from the comparable period in the prior year. General and administrative salaries and other employee benefits for the three months ended March 31, 2006 increased $1,270,190 over the same period in 2005 primarily as a result of the acquisition of C&TA on July 1, 2005. Commissions, employee compensation and benefits decreased to 49.8% of total revenues for the three months ended March 31, 2006 from 51.8% of total revenues for the three months ended March 31, 2005.
Clearing and floor brokerage costs were $222,883 for the three months ended March 31, 2006, which was a decrease of $21,506 from $244,389 for the three months ended March 31, 2005. The overall decrease in clearing and floor brokerage costs for the three months ended March 31, 2006 resulted from a decrease in trading activity in the over-the-counter equity markets and on the national exchanges. Clearing and floor brokerage costs decreased to 1.8% of total revenues for the three months ended March 31, 2006 from 1.9% of total revenues for the three months ended March 31, 2005.
Communications and occupancy charges were $454,952 for the three months ended March 31, 2006, which was a decrease of $112,632 from $567,584 for the three months ended March 31, 2005. The decrease in communications and occupancy charges resulted from a reduction in rent expense due to TSG’s occupancy of rental property belonging to TI Building after March 31, 2005. Communications and occupancy charges decreased to 3.6% of total revenues for the three months ended March 31, 2006 from 4.4% of total revenues for the three months ended March 31, 2005.
Professional fees were $608,015 for the three months ended March 31, 2006, which was an increase of $204,441 from $403,574 for the three months ended March 31, 2005. The increase is primarily due to increased legal expense over the same period in 2005. Professional fees increased to 4.8% of total revenues for the three months ended March 31, 2006 from 3.2% of total revenues for the three months ended March 31, 2005.
Interest and other expenses were $1,151,962 for the three months ended March 31, 2006, which was a decrease of $56,943 from $1,208,905 for the three months ended March 31, 2005. The overall decrease in other expenses during the three months ended March 31, 2006 is the result of various factors including decreases in travel related expenses and charitable contributions over the same period in 2005. These decreases were partially offset by increases in amortization of intangibles associated with the acquisition of C&TA and an increase in D&O insurance. Interest and other expenses decreased to 9.1% of total revenues for the three months ended March 31, 2006 from 9.5% of total revenues for the three months ended March 31, 2005.
Goodwill impairment was $22,050,056 for the three months ended March 31, 2006, which was an increase of $22,050,056 from $0 for the three months ended March 31, 2005. In May 2006, we determined that the value of the goodwill that resulted from the acquisition of C&TA in July 2005 was impaired.

Income tax expense was $1,501,841 for the three months ended March 31, 2006, which was an increase of $120,182 from $1,381,659 for the three months ended March 31, 2005. The overall increase in income tax expense for the three months ended March 31, 2006 is due to the increase in taxable income, which excludes the goodwill impairment charge. Our effective tax rate was 39% and 37% for the three months ended March 31, 2006 and 2005, respectively. Our effective tax rate differs from the federal statutory tax rate as a result of estimated state income taxes and non-deductible expenses.
Net loss was $19,660,049 for the three months ended March 31, 2006, which was a decrease of $22,002,626 or 939% from $2,342,577 for the three months ended March 31, 2005.
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
We utilize the equity in securities owned at our clearing organization to fund operating and investing activities. The value of the equity at the clearing organization is also used to secure temporary financing for the purchase of investments in our trading accounts. The value of our equity balance held at the clearing organization may fluctuate depending on factors such as the market valuation of securities held in our trading accounts, realized trading profits, commission revenues, cash withdrawals and clearing costs charged to us for conducting our trading activities. As a result of the aforementioned factors, we may report either a receivable or payable balance to our clearing organization. As of March 31, 2006, we had a net balance due from the clearing organization of $4,841,047.
On September 26, 2005, we issued 1,000 shares of our Series A convertible preferred stock to Salter Family Partners, Ltd., a family limited partnership controlled by Mark Salter, our Chief Executive Officer, upon its conversion of a convertible promissory note. Under the terms of our Series A convertible preferred stock (i) Salter Family Partners, Ltd. is entitled to a 10% cumulative dividend, payable on a quarterly basis, (ii) we may convert such preferred stock into common stock in the event our common stock trades above $10.00 for ten consecutive trading days with a trading volume of at least 50,000 shares for each such trading day, (iii) in the event of a liquidation or dissolution of us, the preferred stock has a liquidation preference over our common stock equal to $1,000 per share (or an aggregate amount of $1,000,000), (iv) the preferred stock is convertible into common stock, and (v) the preferred stock will vote on an as-converted basis with our common stock on all matters requiring a stockholder vote except where a separate class vote is required under the Delaware General Corporation Law. We have also granted Salter Family Partners, Ltd. certain piggyback registration rights for the common stock into which the preferred stock may be converted.

On February 22, 2005, we purchased an office building through our newly formed wholly-owned subsidiary, TI Building. The office building was purchased at a price of approximately $3,470,000, with $2,200,000 being financed through Community Credit Union, or CCU. Pursuant to the terms of a promissory note, this borrowing accrues interest at a rate of 5.75% per annum, with monthly installments of $13,840 through February 2011, at which time the outstanding principal and accrued interest on the note shall be due and payable. A mortgage on the building and associated real property secures the repayment of such borrowing. In connection with this acquisition, John J. Gorman, our Chairman, agreed to (1) indemnify CCU against any losses incurred by CCU as a result of any violations of environmental laws or certain building laws related to such real property and (2) provide a limited guarantee of our performance under certain provisions of the deed of trust entered into in connection with such financing.
On May 10, 2005, we borrowed $1,760,000 from First United Bank to finance in part the purchase price of an office building through our wholly-owned subsidiary, TI Building. Pursuant to the terms of a promissory note, the borrowing accrues interest at a rate of 6.75% per annum, with monthly installments of $13,388 through May 2010, at which time the outstanding principal and accrued interest on the note shall be due and payable. A mortgage on the building and the associated real property secures the repayment of such borrowing.
On July 1, 2005, we completed our acquisition of C&TA. The total consideration paid by us in exchange for the outstanding capital stock of C&TA was approximately $45.9 million, consisting of cash in the amount of $5.0 million ($2 million of which was paid upon the execution of the letter of intent relating to this acquisition), which was paid out of our cash reserves, and 3,157,895 shares of our common stock valued at $12.63 per share for a total value of $39,894,737. Of the consideration paid by us, 309,316 shares of our common stock are being held in escrow for a period of two years following the closing date of the acquisition, to satisfy possible indemnification claims made by us under the agreement and plan of merger relating to this acquisition. The total purchase consideration, including approximately $0.5 million in transaction costs, has been allocated to the assets acquired, identifiable intangible assets and liabilities assumed, based on the respective fair values at the date of acquisition. The allocation resulted in goodwill of approximately $44.7 million. In connection with this acquisition, we and the former shareholders of C&TA entered into a registration rights agreement pursuant to which such shareholders were granted the right to register the shares of our common stock they received in this acquisition for resale under a shelf registration statement filed by us. In addition, such shareholders were also granted “piggyback” registration rights with respect to certain registrations initiated by us on our own behalf or for the benefit of selling stockholders. As of March 31, 2006, we recorded a non-cash expense of $22,050,056 representing the implied impairment of goodwill of C&TA due to the industry-wide decrease in telecommunication restructurings and the associated reduction in C&TA’s customer engagements and fees. See “Recent Developments” for further discussion regarding this goodwill impairment charge.
Our primary sources of cash are cash flows from operations, borrowings and equity offerings. Our cash flows from operations and our ability to make scheduled payments of principal and interest on, or to refinance, our indebtedness will depend on our future performance, which is subject to the risks discussed elsewhere in this Form 10-Q, in our annual report on Form 10-K, and our other filings with the Securities and Exchange Commission. Likewise, our ability to obtain proceeds from borrowings and equity offerings will depend on these factors.
Based upon the current level of our operations, we believe that cash flows from our operations and available cash, together with borrowings and equity offerings, will be adequate to meet our future liquidity needs for the next 12 months and for at least the next several years. However, there can be no assurance that our business will generate sufficient cash flows from operations or that future borrowings or equity offerings will be available in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs.

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
Our trading securities were $35,390,040 in long positions and $3,307,470 in short positions as of March 31, 2006. These trading securities may be exchange listed, listed on the Nasdaq Stock Market, warrants or over-the-counter securities, or with limited market activity on both long and short positions. The potential loss in fair value, using a hypothetical 10% decline in prices, is estimated to be $3,869,751 as of March 31, 2006. A 10% hypothetical decline was used to represent a significant and plausible market change.
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

Item 4. Controls and Procedures
At March 31, 2006, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2006, our disclosure controls and procedures were effective.
There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in Part I, Item 1 in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 5. Other Information
We acquired Capital & Technology Advisors, Inc. (“C&TA”) in July 2005. In this acquisition we recorded $44,767,280 in goodwill. On May 9, 2006, our management recommended, and our board of directors approved, a non-cash goodwill impairment charge related to the goodwill recognized in connection with our acquisition of C&TA in July 2005. The amount of this charge is $22,050,056. We recorded this charge in the quarterly period ended March 31, 2006. We performed a goodwill impairment analysis of C&TA in May 2006 as a result of an industry-wide decrease in telecommunications restructuring and the related reduction in C&TA’s customer engagements and fees. As part of this analysis, we analyzed C&TA’s projected future performance through 2007, which indicated that the decline in C&TA revenues since our acquisition of C&TA might not be temporary in nature. Our management and board of directors will continue to assess this goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. Depending on the future performance of C&TA, market conditions, and other factors, future impairment charges related to this goodwill may be necessary.
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

Date: May 15, 2006
/s/ Mark M. Salter

Mark M. Salter Chief Executive Officer

/s/ John F. Garber

John F. Garber
Chief Financial Officer