Form 10-Q
period 2006-06-30
Tejas Inc
filed 2006-08-11
CIK 869688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

or

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

Indicate by check mark ✓ whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark ✓ whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐    Accelerated Filer ☐    Non-Accelerated Filer ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 31, 2006, the Registrant had the following number of shares of common stock, $0.001 par value per share, outstanding: 8,373,508.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

TEJAS INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	June 30,
	2006	December 31,
	(Unaudited)	2005
Assets
Cash and cash equivalents	$692,659	1,644,176
Receivable from clearing organization	1,021,835	316,604
Receivables from employees	132,150	122,684
Federal income taxes receivable	2,044,836	1,828,250
Securities owned, at market value	30,835,365	24,319,028
Property and equipment, net	6,633,343	6,682,970
Goodwill	22,855,439	44,905,495
Intangible assets, net	50,000	435,000
Prepaid expenses and other assets	1,416,969	749,259

Total assets	$65,682,596	81,003,466

Liabilities and Stockholders' Equity

Accounts payable, accrued expenses and other liabilities	$3,856,876	3,540,737
Securities sold, not yet purchased	3,503,755	-
Payable to clearing organization	4,642,663	610,446
Deferred tax liability, net	917,010	1,407,079
Notes payable	3,865,792	3,906,695
Total liabilities	16,786,096	9,464,957

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 100,000 shares
authorized; Series A convertible preferred stock,
1,000 shares issued and outstanding at June 30, 2006
and December 31, 2005, respectively	1	1
Common stock, $0.001 par value
30,000,000 shares authorized; 8,098,508 shares issued and
8,053,508 outstanding at June 30, 2006 and 7,860,508
issued and outstanding at December 31, 2005.	8,099	7,861
Additional paid in capital	68,127,229	67,622,120
Retained earnings (deficit)	(19,046,551)	3,908,527
Treasury stock, at cost, 45,000 shares	(192,278)	-
Total stockholders' equity	48,896,500	71,538,509

Total liabilities and stockholders' equity	$65,682,596	81,003,466

See accompanying notes to consolidated financial statements.

TEJAS INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005

Revenue:
Commissions from agency transactions	$1,507,519	1,405,374	2,637,774	3,393,129
Commissions from principal transactions	2,182,732	2,188,206	5,140,717	6,738,713
Underwriting and investment banking income	42,124	11,782,615	1,185,694	15,891,910
Net dealer inventory and investment income (loss),
net of trading interest expense of $106,592, $39,120
$239,870 and $45,541, for the three and six
months ended June 30, 2006 and 2005, respectively	(3,339,525)	(1,725,487)	3,040,038	254,962
Consulting fees	605,000	-	1,391,667	-
Other income	287,497	99,425	486,018	226,167
Total revenue	1,285,347	13,750,133	13,881,908	26,504,881

Expenses:
Commissions, employee compensation
and benefits	4,310,595	9,068,935	10,577,496	15,674,994
Clearing and floor brokerage	311,535	163,041	534,418	407,430
Communications and occupancy	427,234	536,407	882,186	1,103,991
Professional fees	633,098	847,781	1,241,113	1,251,355
Interest, including $24,932 and $49,589 for the three
and six months ended June 30, 2005 to related parties	63,735	73,369	128,157	134,275
Other	995,465	1,836,259	2,083,005	2,984,259
Goodwill impairment	-	-	22,050,056	-
Total expenses	6,741,662	12,525,792	37,496,431	21,556,304

Income (loss) before income tax expense (benefit)	(5,456,315)	1,224,341	(23,614,523)	4,948,577

Income tax expense (benefit)	(2,211,286)	521,790	(709,445)	1,903,449

Net income (loss)	(3,245,029)	702,551	(22,905,078)	3,045,128

Less:
Dividends on Series A convertible preferred stock	(25,000)	-	(50,000)	-

Net income (loss) available to common stockholders	$(3,270,029)	702,551	(22,955,078)	3,045,128

Earnings (loss) per share of common stock:
Basic	$(0.41)	0.15	(2.90)	0.70

Diluted	$(0.41)	0.13	(2.90)	0.58

Weighted average common shares outstanding:
Basic	7,971,569	4,698,243	7,916,039	4,336,034

Diluted	7,971,569	5,640,767	7,916,039	5,304,439

See accompanying notes to consolidated financial statements.

TEJAS INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(22,905,078)	3,045,128
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Deferred tax expense (benefit), net	(490,069)	830,770
Depreciation and amortization expense	551,404	113,622
Deferred compensation expense	207,847	-
Goodwill impairment	22,050,056	-
Changes in operating assets and liabilities:
Receivable from clearing organization	(705,231)	1,452,972
Receivables from employees	(9,466)	(507)
Federal income tax receivable/payable, net	(216,586)	(821,111)
Securities owned	(6,516,337)	(25,066,889)
Prepaid expenses and other assets	(667,710)	(361,193)
Accounts payable, accrued expenses and other liabilities	331,222	(1,178,812)
Payable to clearing organization	4,032,217	-
Securities sold, not yet purchased	3,503,755	2,214,619
Net cash used in operating activities	(833,976)	(19,771,401)

Cash flows from investing activities:
Cash held in escrow	-	(2,000,000)
Purchase of property and equipment	(116,777)	(6,206,800)
Net cash used in investing activities	(116,777)	(8,206,800)

Cash flows from financing activities:
Proceeds from capital lease, net of repayments	(15,083)	131,514
Payment of accrued dividend on preferred stock	(50,000)	-
Proceeds from notes payable, net of repayments	(40,903)	2,146,614
Payments for purchase of treasury stock	(192,278)	-
Proceeds from issuance of common stock	297,500	24,467,228
Net cash (used in) provided by financing activities	(764)	26,745,356

Net change in cash and cash equivalents	(951,517)	(1,232,845)

Cash and cash equivalents at beginning of period	1,644,176	1,959,719

Cash and cash equivalents at end of period	$692,659	726,874

Supplemental disclosures:
Interest paid	$129,651	117,920
Taxes paid	$130,511	1,809,724

Summary of non-cash financing activities:

On June 30, 2006, the Company had $25,000 of preferred stock dividends declared, but not paid.

For the six months ended June 30, 2006, the Company recognized $207,847 in non-cash compensation expense associated stock-based employee compensation under FAS123R .

See accompanying notes to consolidated financial statements.

TEJAS INCORPORATED AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

(1) General

Tejas Incorporated, a Delaware corporation ("Tejas"), is a financial services holding company whose primary operating subsidiaries are Tejas Securities Group, Inc., a Texas corporation ("TSG"), TI Building Partnership, Ltd., a Texas limited partnership (“TI Building”), and Capital & Technology Advisors, Inc., a Delaware corporation (“C&TA”). TSG is engaged in the business of providing brokerage and related financial services to institutional and retail customers nationwide. TI Building owns and manages the real estate in which Tejas and TSG are headquartered. C&TA is an advisory and consulting firm that provides operational and financial restructuring services for companies primarily within the telecommunications and technology industries. References to the "Company" within the Form 10-Q are to Tejas and its subsidiaries.

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

On April 6, 2006, Tejas authorized a stock repurchase program for up to $5 million of its outstanding common stock. Shares may be repurchased in open market transactions, private transactions or otherwise at such times and at such prices, as the officers of Tejas believe appropriate and in the best interest of Tejas.

Tejas’ and TSG’ business is conducted from their headquarters at 8226 Bee Caves Road, Austin, Texas. TSG maintains a branch office in Clayton, Missouri. TSG is a registered broker-dealer and investment advisor offering: (i) brokerage services to retail and institutional customers; (ii) high quality investment research to institutional and retail customers; (iii) market-making activities in stocks traded on the Nasdaq National Market System and other national exchanges; and (iv) investment banking services. C&TA’s business is conducted from its headquarters in Albany, New York.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions for Form 10-Q and, therefore should be read in conjunction with the Company’s 2005 Form 10-K. All adjustments (consisting of only normal recurring adjustments) that are necessary in the opinion of management for a fair presentation of the interim consolidated financial statements have been included. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results for the year ending December 31, 2006.

TEJAS INCORPORATED AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

The Company implemented Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payment”, on January 1, 2006. SFAS 123R requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The impact that this statement will have on the Company’s consolidated financial statements is dependent upon the levels of equity-based awards granted in the future. For all periods prior to January 1, 2006, the Company accounted for stock based compensation under Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employee.

The pro forma disclosures below use the fair value method of SFAS 123 to measure compensation expense for stock-based employee compensation plans. There was no stock based employee compensation costs included in the determination of net income as reported for the three and six months ended June 30, 2005.

	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2005
Net income available to common stockholders as reported for basic	$702,551	3,045,128
Deduct or add stock-based compensation expense determined under the fair value based method	(69,714)	(136,472)

Pro forma net income available to common stockholders for basic	$632,837	2,908,656

Net income available to common stockholders as reported for diluted	$719,006	3,077,857

Deduct or add stock-based compensation expense determined under the fair value based method	(69,714)	(136,472)

Pro forma net income available to common stockholders for diluted	$649,292	2,941,385

Earnings per share of common stock:
Basic - as reported	$0.15	0.70
Basic - pro forma	$0.13	0.67

Diluted - as reported	$0.13	0.58
Diluted - pro forma	$0.12	0.55

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

TSG elects to use the basic method of the Rule, which requires it to maintain minimum net capital equal to the greater of $250,000 or 6-2/3% of aggregate indebtedness. Minimum net capital requirements may be as great as $1,000,000 depending upon the number and value of securities in which TSG makes markets. As of June 30, 2006, TSG’s net capital of $4,552,182 was $4,302,182 in excess of the minimum required. TSG’s ratio of aggregate indebtedness to net capital was 0.67 to 1 at June 30, 2006.

(3) Securities Owned And Securities Sold, Not Yet Purchased

At June 30, 2006 and December 31, 2005, securities owned and sold, not yet purchased consisted of the following:

	2006		2005
	Owned	Sold, not yet purchased	Owned	Sold, not yet purchased

State and municipal obligations	$2,161,023	$—	$—	$—
US Government bonds	4,834,541	3,495,905	1,495,265	—
Corporate bonds and notes	2,348,293	—	6,421,559	—
Equity securities	17,272,898	7,850	10,343,204	—
Warrants	4,218,610	—	6,059,000	—

	$30,835,365	$3,503,755	$24,319,028	$—

For the six months ended June 30, 2006, the unrealized gain associated with securities owned and securities sold, not yet purchased was $1,199,166.

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

TEJAS INCORPORATED AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

(5) Preferred Stock

On June 6, 2005, the Company’s shareholders approved a proposal to amend the Company’s Certificate of Incorporation to authorize the issuance of up to 100,000 shares of preferred stock upon terms to be established by the Company’s board of directors. On June 29, 2005, the Company filed a Certificate of Amendment to the Certificate of Incorporation to affect these measures. On August 9, 2005, the Company’s board of directors designated 1,000 shares of its authorized preferred stock as Series A Convertible Preferred Stock pursuant to a Certificate of Designations for Series A Convertible Preferred Stock. On September 26, 2005, Salter Family Partners, Ltd., a family partnership controlled by Mark M. Salter, the Company’s Chief Executive Officer, converted a $1,000,000 promissory note into 1,000 shares of Series A convertible preferred stock, par value $0.001 per share. The terms of the Series A convertible preferred stock include: a cumulative dividend of 10% payable on a quarterly basis; a conversion feature whereby the Company may elect to convert the preferred stock into common stock in the event the common stock trades above $10.00 per share for ten consecutive trading days with a trading volume of at least 50,000 shares for each such trading day; a liquidation preference over the Company’s common stock equal to $1,000 per share (or an aggregate amount of $1,000,000); the right for Salter Family Partners, Ltd. to convert the preferred stock into the Company’s common stock on a one-for-two hundred basis, subject to anti-dilution provisions; and the right to vote the preferred stock on an as converted basis with the Company’s common stock.

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

TEJAS INCORPORATED AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

Earnings (loss) per share of common stock are calculated as follows.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
BASIC EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
Net income (loss) available to common stockholders	$(3,270,029)	702,551	(22,955,078)	3,045,128
Weighted average common shares outstanding	7,971,569	4,698,243	7,916,039	4,336,034

Basic earnings (loss) per share of common stock	$(0.41)	0.15	(2.90)	0.70

DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
Net income (loss) available to common stockholders	$(3,270,029)	702,551	(22,955,078)	3,045,128
Impact of assumed conversion of convertible debt	—	16,455	—	32,729
Net income (loss) available to common stockholders after assumed conversion	$(3,270,029)	719,006	(22,955,078)	3,077,857

Weighted average common shares outstanding	7,971,569	4,698,243	7,916,039	4,336,034
Effect of dilutive securities:
Options	—	742,524	—	768,405
Convertible debt	—	200,000	—	200,000
Convertible preferred stock	—	—	—	—
Weighted average common shares outstanding	7,971,569	5,640,767	7,916,039	5,304,439

Diluted earnings (loss) per share of common stock	$(0.41)	0.13	(2.90)	0.58

Options to purchase 1,440,600 and 1,728,601 shares of the Company’s common stock for the three and six months ended June 30, 2006, were not included in the computation of diluted earnings (loss) per share of common stock because the options were antidilutive. The 200,000 shares of the Company’s common stock issuable upon conversion of the Series A convertible preferred stock for the three and six months ended June 30, 2006 were not included in the computation of diluted earnings (loss) per share of common stock because they were antidilutive. Options to purchase 1,775,335 and 1,800,000 shares of the Company’s common stock for the three and six months ended June 30, 2005, respectively, were included in the computation of diluted earnings (loss) per share of common stock. Of the 1,775,335 and 1,800,000 options issued by the Company, 742,524 and 768,405 shares were included as dilutive securities on a weighted average basis for the three and six months ended June 30, 2005, respectively, as calculated under the Treasury Stock method. The 200,000 shares of the Company’s common stock issuable upon conversion of the convertible notes payable for the three and six months ended June 30, 2005 were included in the computation of diluted earnings (loss) per share of common stock.

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

The following table presents segment revenues, income (loss) before income tax expense (benefit), and assets for the six months ended June 30, 2006.

	Brokerage	Investment Banking	Consulting	Total

Revenues from external customers	$11,300,154	1,185,694	1,391,667	13,877,515
Interest revenue	244,263	—	—	244,263
Interest expense	368,027	—	—	368,027
Depreciation and amortization	165,296	—	386,108	551,404
Income (loss) before income tax expense (benefit)	(444,194)	139,039	(23,309,368)	(23,614,523)

Segment assets	41,781,439	—	23,901,157	65,682,596
Capital expenditures	112,479	—	4,298	116,777

The following table presents segment revenues, income (loss) before income tax expense (benefit), and assets for the six months ended June 30, 2005.

	Brokerage	Investment Banking	Consulting	Total

Revenues from external customers	$10,422,417	15,891,910	—	26,314,327
Interest revenue	193,614	—	—	193,614
Interest expense	137,335	—	—	137,335
Depreciation and amortization	113,622	—	—	113,622
Income (loss) before income tax expense (benefit)	(1,507,284)	7,255,861	—	5,748,577

Segment assets	53,358,806	—	—	53,358,806
Capital expenditures	6,206,800	—	—	6,206,800

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

TEJAS INCORPORATED AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

The evaluation of the potential impairment of goodwill requires the Company to make estimates and assumptions that affect the Company’s consolidated financial statements. Management assesses potential impairments of goodwill on an annual basis or when there is evidence that events or changes in circumstances indicate that the carrying amounts may not be recovered. Management’s judgments regarding the existence of impairment indicators and fair values related to goodwill are based on operational performance of the businesses, market conditions and other factors. In testing for a potential impairment of goodwill, the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), require the application of a two-step, fair value based test at the reporting unit level. The first step of the impairment test prescribed by SFAS 142 then requires as the second step an estimate of the fair value of each unit. If the estimated fair value of any unit is less than the book value, SFAS 142 requires an estimate of the fair value of all identifiable assets and liabilities of the unit in a manner similar to a purchase price allocation for an acquired business.

The Company performed a goodwill impairment analysis of C&TA in May 2006 due to the industry-wide decrease in telecommunication restructurings and the associated reduction in C&TA’s customer engagements and fees. Additionally, the Company analyzed C&TA’s projected future performance through 2007, which indicated that the decline in revenues since the Company’s acquisition of C&TA might not be temporary in nature. As a result, as of March 31, 2006, the Company recorded a non-cash expense of $22,050,056 representing the implied impairment of goodwill of C&TA. The Company will continue to assess this goodwill in accordance with SFAS 142. Depending on the future performance of C&TA, market conditions, and other factors, future impairment charges related to this goodwill may be necessary.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements and Risk Factors

From time to time, we make statements (including some contained in this report) which predict or forecast future events or results, which depend on future events for their accuracy, which embody projections or that otherwise contain "forward-looking information." These statements may relate to, among other things, anticipated revenues or earnings per share, the adequacy of our capital and liquidity or the adequacy of our reserves for contingencies, including litigation.

We caution you that any forward-looking information provided by us or on our behalf is not a guarantee of future performance. Actual results may differ materially as a result of various factors, many of which are outside of our control, including the rapidly changing business environment and our limited administrative, operational, financial and other resources; our dependence on third party vendors to provide critical services; unanticipated changes in economic or political trends impacting business and finance, particularly those resulting in downward changes in volumes and price levels of securities transactions; customer defaults on indebtedness to us; our potential failure to comply with various regulatory requirements or to maintain net capital levels; and other factors discussed under the heading "Quantitative and Qualitative Disclosures About Market Risk," and those discussed in our annual report on Form 10-K and other reports filed by us with and available from the Securities and Exchange Commission.

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

Recent Developments

On May 9, 2006, our management recommended, and our board of directors approved, a non-cash goodwill impairment charge related to the goodwill recognized in connection with our acquisition of C&TA in July 2005. The amount of this charge is $22,050,056. We recorded this charge in the quarterly period ended March 31, 2006. We performed a goodwill impairment analysis of C&TA in May 2006 as a result of an industry-wide decrease in telecommunications restructurings and the related reduction in C&TA’s customer engagements and fees. As part of this analysis, we analyzed C&TA’s projected future performance through 2007, which indicated that the decline in C&TA revenues since our acquisition of C&TA might not be temporary in nature. Our management and board of directors will continue to assess this goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Depending on the future performance of C&TA, market conditions, and other factors, future impairment charges related to this goodwill may be necessary.

On August 7, 2006 John F. Garber, our Chief Financial Officer and Treasurer, resigned his positions effective August 31, 2006. Kurt J. Rechner, our President and Chief Operating Officer, will assume the responsibilities of Chief Financial Officer and Treasurer on August 31, 2006.

On July 17, 2006 we granted three new employees in our investment banking segment restricted stock awards covering in the aggregate 320,000 shares of our common stock as part of their negotiated compensation as an inducement to employment. These awards will vest over a two-year period provided the employees are still employed on the vesting dates.

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

Goodwill and Other Intangible Assets

We adopted SFAS 142 on January 1, 2002. In accordance with SFAS 142, we assess our goodwill annually or more frequently if events or changes in circumstances indicate that goodwill might be impaired.

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

Our total revenues were $1,285,347 for the three months ended June 30, 2006, which was a decrease of $12,464,786 or 91% from $13,750,133 for the three months ended June 30, 2005. Our total revenues were $13,881,908 for the six months ended June 30, 2006, which was a decrease of $12,622,973 or 48% from $26,504,881 for the six months ended June 30, 2005. The reasons for the changes are set forth below.

Commission revenues from agency and principal transactions were $3,690,251 for the three months ended June 30, 2006, which was an increase of $96,671 from $3,593,580 for the three months ended June 30, 2005. Commission revenues from agency and principal transactions were $7,778,491 for the six months ended June 30, 2006, which was a decrease of $2,353,351 from $10,131,842 for the six months ended June 30, 2005. The overall increase in commission revenue for the three months ended June 30, 2006 is the result of an increase in equity agency commissions from the same period in the prior year. The overall decrease in commission revenue for the six months ended June 30, 2006 is primarily the result of a decrease in equity securities commissions and fixed income securities from the same period in the prior year. Commission revenues increased to 287.1% and 56.0% of total revenues for the three and six months ended June 30, 2006 from 26.1% and 38.2% of total revenues for the three and six months ended June 30, 2005.

Underwriting and investment banking revenues were $42,124 for the three months ended June 30, 2006, which was a decrease of $11,740,491 from $11,782,615 for the three months ended June 30, 2005. Underwriting and investment banking revenues were $1,185,694 for the six months ended June 30, 2006, which was a decrease of $14,706,216 from $15,891,910 for the six months ended June 30, 2005. The decrease in investment banking revenues for the three and six months ended June 30, 2006 is due to a reduction in proceeds raised in private placements during the first and second quarters of 2006 as compared to the same periods in 2005. We completed three investment banking transactions in each of the six month periods ending June 30, 2006 and June 30, 2005. Underwriting and investment banking revenues decreased to 3.3% and 8.5% of total revenues for the three and six months ended June 30, 2006 from 85.7% and 60.0% of total revenues for the three and six months ended June 30, 2005.

Net dealer inventory and investment loss was $3,339,525 for the three months ended June 30, 2006, which was an increase in loss of $1,614,038 from a loss of $1,725,487 for the three months ended June 30, 2005. Net dealer inventory and investment income was $3,040,038 for the six months ended June 30, 2006, which was an increase of $2,785,076 from $254,962 for the six months ended June 30, 2005. The increase in net dealer inventory and investment loss for the three months ended June 30, 2006 was a result of unrealized losses. The increase in net dealer inventory and investment income for the six months ended June 30, 2006 resulted from trading gains. Net unrealized trading gains for the six months ended June 30, 2006 were $1,199,166. Net realized trading gains for the six months ended June 30, 2006 were $1,840,882. Net dealer inventory and investment loss increased to -259.8% of total revenues for the three months ended June 30, 2006 from -12.5% of total revenues for the three months ended June 30, 2005. Net dealer inventory and investment income increased to 21.9% of total revenues for the six months ended June 30, 2006 from 1.0% of total revenues for the six months ended June 30, 2005.

Consulting fees were $605,000 for the three months ended June 30, 2006, which was an increase of $605,000 from $0 for the three months ended June 30, 2005. Consulting fees were $1,391,667 for the six months ended June 30, 2006, which was an increase of $1,391,667 from $0 for the six months ended June 30, 2005. The increase in consulting fees was due to the acquisition of C&TA as of July 1, 2005. Consulting fees increased to 47.1% and 10.0% of total revenues for the three and six months ended June 30, 2006 from 0% of total revenue for the three and six months ended June 30, 2005.

Other income was $287,497 for the three months ended June 30, 2006, which was an increase of $188,072 from $99,425 for the three months ended June 30, 2005. Other income was $486,018 for the six months ended June 30, 2006, which was an increase of $259,851 from $226,167 for the six months ended June 30, 2005. The increase was due to rental revenues from TI Building which were minimal for the same period in 2005. In addition, there was an increase in fees earned from the sale of TSG’s research to institutional customers. Other income increased to 22.4% and 3.5% of total revenues for the three and six months ended June 30, 2006 from 0.7% and 0.9% of total revenues for the three and six months ended June 30, 2005.

Total expenses were $6,741,662 for the three months ended June 30, 2006, which was a decrease of $5,784,130 or 46% from $12,525,792 for the three months ended June 30, 2005. Total expenses were $37,496,431 for the six months ended June 30, 2006, which was an increase of $15,940,127 or 74% from $21,556,304 for the six months ended June 30, 2005. The explanations for the changes are set forth below.

Commissions, employee compensation and benefits were $4,310,595 for the three months ended June 30, 2006, which was a decrease of $4,758,340 from $9,068,935 for the three months ended June 30, 2005. Commissions, employee compensation and benefits were $10,577,496 for the six months ended June 30, 2006, which was a decrease of $5,097,498 from $15,674,994 for the six months ended June 30, 2005. Commission expense was $1,556,660 for the three months ended June 30, 2006, which was a decrease of $4,699,965 from $6,256,625 for the three months ended June 30, 2005. Commission expense was $4,068,984 for the six months ended June 30, 2006, which was a decrease of $6,309,313 from $10,378,297 for the six months ended June 30, 2005. The decrease in commission expense for the periods is due to the decrease in commission revenues and investment banking revenues from the comparable periods in the prior year. General and administrative salaries and other employee benefits for the three months ended June 30, 2005 decreased $58,375 over the same period in 2005 as a result of reductions in insurance costs. General and administrative salaries and other employee benefits for the six months ended June 30, 2006 increased $1,211,815 over the same period in 2005 primarily as a result of the acquisition of C&TA on July 1, 2005. Commissions, employee compensation and benefits increased to 335.4% and 76.2% of total revenues for the three and six months ended June 30, 2006 from 66.0% and 59.1% of total revenues for the three and six months ended June 30, 2005.

Clearing and floor brokerage costs were $311,535 for the three months ended June 30, 2006, which was an increase of $148,494 from $163,041 for the three months ended June 30, 2005. Clearing and floor brokerage costs were $534,418 for the six months ended June 30, 2006, which was an increase of $126,988 from $407,430 for the six months ended June 30, 2005. The overall increase in clearing and floor brokerage costs for the three and six months ended June 30, 2006 resulted from an increase in trading activity in the over-the-counter equity markets and on the national exchanges. Clearing and floor brokerage costs increased to 24.2% and 3.8% of total revenues for the three and six months ended June 30, 2006 from 1.2% and 1.5% of total revenues for the three and six months ended June 30, 2005.

Communications and occupancy charges were $427,234 for the three months ended June 30, 2006, which was a decrease of $109,173 from $536,407 for the three months ended June 30, 2005. Communications and occupancy charges were $882,186 for the six months ended June 30, 2006, which was a decrease of $221,805 from $1,103,991 for the six months ended June 30, 2005. The decrease in communications and occupancy charges resulted from a reduction in rent expense due to our occupancy of property owned by us after March 31, 2005. Communications and occupancy charges increased to 33.2% and 6.4% of total revenues for the three and six months ended June 30, 2006 from 3.9% and 4.2% of total revenues for the three and six months ended June 30, 2005.

Professional fees were $633,098 for the three months ended June 30, 2006, which was a decrease of $214,683 from $847,781 for the three months ended June 30, 2005. Professional fees were $1,241,113 for the six months ended June 30, 2006, which was a decrease of $10,242 from $1,251,355 for the six months ended June 30, 2005. The decrease is primarily due to decreased legal expenses over the same periods in 2005. Professional fees increased to 49.3% and 8.9% of total revenues for the three and six months ended June 30, 2006 from 6.2% and 4.7% of total revenues for the three and six months ended June 30, 2005.

Interest and other expenses were $1,059,200 for the three months ended June 30, 2006, which was a decrease of $850,428 from $1,909,628 for the three months ended June 30, 2005. Interest and other expenses were $2,211,162 for the six months ended June 30, 2006, which was a decrease of $907,372 from $3,118,534 for the six months ended June 30, 2005. The overall decrease in other expenses during the three and six months ended June 30, 2006 is the result of various factors including a one-time charge in 2005 relating to the relocation of our corporate headquarters in 2005, decreases in travel related expenses, and decreases in charitable contributions over the same period in 2005. These decreases were partially offset by increases in amortization of intangibles associated with the acquisition of C&TA and an increase in D&O insurance. Interest and other expenses increased to 82.4% and 15.9% of total revenues for the three and six months ended June 30, 2006 from 13.9% and 11.8% of total revenues for the three and six months ended June 30, 2005.

Goodwill impairment was $22,050,056 for six months ended June 30, 2006, which was an increase of $22,050,056 from $0 for the six months ended June 30, 2005. In May 2006, we determined that the value of the goodwill that resulted from the acquisition of C&TA in July 2005 was impaired. That impairment was recorded as of March 31, 2006.

Income tax expense (benefit) was $(2,211,286) for the three months ended June 30, 2006, which was a decrease of $2,733,076 from $521,790 for the three months ended June 30, 2005. Income tax expense (benefit) was $(709,445) for the six months ended June 30, 2006, which was a decrease of $2,612,894 from $1,903,449 for the six months ended June 30, 2005. The overall decrease in income tax expense for the six months ended June 30, 2006 is due to the decrease in taxable income, which also excludes the goodwill impairment charge. Our effective tax rate on pre-tax earnings before the goodwill impairment charge was 45% and 38% for the six months ended June 30, 2006 and 2005, respectively. Our effective tax rate differs from the federal statutory tax rate as a result of estimated state income taxes and non-deductible expenses.

Net income (loss) was $(3,245,029) for the three months ended June 30, 2006, which was a decrease of $3,947,580 or 562% from $702,551 for the three months ended June 30, 2005. Net income (loss) was $(22,905,078) for the six months ended June 30, 2006, which was a decrease of $25,950,206 or 852% from $3,045,128 for the six months ended June 30, 2005.

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

We utilize the equity in securities owned at our clearing organization to fund operating and investing activities. The value of the equity at the clearing organization is also used to secure temporary financing for the purchase of investments in our trading accounts. The value of our equity balance held at the clearing organization may fluctuate depending on factors such as the market valuation of securities held in our trading accounts, realized trading profits, commission revenues, cash withdrawals and clearing costs charged to us for conducting our trading activities. As a result of the aforementioned factors, we may report either a receivable or payable balance to our clearing organization. As of June 30, 2006, we had a net balance due from the clearing organization of $3,620,828.

On April 6, 2006, our board of directors authorized a stock repurchase program for up to $5 million of our outstanding common stock. Shares may be repurchased in open market transactions, private transactions or otherwise at such times and at such prices, as our officers believe appropriate and in the best interest of us.

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

Our trading securities were $30,835,365 in long positions and $3,503,755 in short positions as of June 30, 2006. These trading securities may be exchange listed, listed on the Nasdaq Stock Market, warrants or over-the-counter securities, or with limited market activity on both long and short positions. The potential loss in fair value, using a hypothetical 10% decline in prices, is estimated to be $3,434,000 as of June 30, 2006. A 10% hypothetical decline was used to represent a significant and plausible market change.

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

Item 4. Controls and Procedures

At June 30, 2006, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2006, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

PART II - OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 6, 2006, we announced a stock repurchase program for up to $5 million of our outstanding common stock.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of the Publicly Announced Plans or Programs	(d) Maximum Number or (Approximate Dollar Value) of Share (or Units) that May Yet Be Purchased Under the Plans or Programs

June, 2006	45,000	$4.27	45,000	$4,807,722

Item 4. Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on June 1, 2006. The following matters were voted on at the annual meeting.

(1) All of the following persons nominated were elected to serve as directors for a term expiring in 2007 and received the votes set opposite their respective names:

	For	Withheld
John J. Gorman	7,251,204	140,420
Michael F. Dura	7,251,204	140,420
Jared E. Abbruzzese	7,251,204	140,420
William A. Inglehart	7,251,204	140,420
Charles H. Mayer	7,251,204	140,420
Dennis G. Punches	7,251,204	140,420
Clark N. Wilson	7,251,204	140,420

(2) We proposed that our stockholders ratify Helin, Donovan, Trubee, &Wilkinson LLP as our Independent Registered Public Accounting Firm. The votes “For” were 7,391,304, the votes “Against” were 220, and the votes “Withheld” were 100.

Item 5. Other Information

On August 7, 2006 John F. Garber, our Chief Financial Officer and Treasurer, resigned his positions effective August 31, 2006. Kurt J. Rechner, our President and Chief Operating Officer, will assume the responsibilities of Chief Financial Officer and Treasurer on August 31, 2006. As a result of the additional responsibilities assumed, our Compensation Committee increased Mr. Rechner’s salary by $6,250 per month.

Mr. Rechner, age 45, has served as our President and Chief Operating Officer since June 2004, and our Secretary since September 2002. Prior to that, Mr. Rechner served as our Chief Financial Officer from January 2000 to June 2004. Mr. Rechner has spent the past 21 years in the financial services industry. Prior to joining us, Mr. Rechner was employed from 1997 through 1999 as an Executive Vice President, Finance & Operations, CFO for Xerox Federal Credit Union. From May 1995 to 1997, Mr. Rechner was the Chief Executive Officer for Prism Capital Management, LLC, which managed a global fixed income hedge fund. From 1990 through May 1995, Mr. Rechner was the Senior Vice President of Accounting and Finance for Security Service Federal Credit Union. Mr. Rechner earned a B.S. in Business Administration from the University of Illinois in 1984 and an M.B.A. from Trinity University in 1985. Mr. Rechner also holds the professional designations of Certified Public Accountant and Chartered Financial Analyst. For a description of the material terms of Mr. Rechner’s employment agreement with us, see the description set forth in our definitive proxy statement for the 2006 annual meeting of our stockholders under “Executive Officer Compensation - Employment Agreements”, which such proxy statement was filed with the Securities and Exchange Commission on April 24, 2006. Such description is incorporated herein by reference.

On August 7, 2006, Kurt E. Morales was appointed as our Chief Accounting Officer. Mr. Morales returned to Tejas Securities in June 2006 as the Director of Accounting since his prior service with us from 1999 to 2001. Prior to rejoining Tejas Securities, Mr. Morales served as a Vice President and Controller for NFP Securities, Inc. from 2001 through 2005. Prior to joining NFP and Tejas Securities, Mr. Morales was employed by KPMG LLP as a Senior Auditor in its Financial Services line of business from 1996 to 1998. Mr. Morales graduated from the University of Texas in 1996 with a BBA and MPA in Accounting. Mr. Morales holds the professional designation of Certified Public Accountant and is also registered with the National Association of Securities Dealers as a licensed Series 27 - Financial and Operations Principal.

On June 1, 2006, we entered into an employment and confidentiality agreement with Mr. Morales. Mr. Morales’ agreement provides for a salary of $9,167 per month and provides he is eligible for an annual bonus based on his performance and our profitability. This agreement also entitles Mr. Morales to certain customary benefits and reimbursements as more particularly described in his agreement. In addition, from time to time during the year, our Compensation Committee may approve the payment of discretionary bonuses to Mr. Morales based on Mr. Morales’ individual performance and contributions to Tejas. Our Compensation Committee has the discretion to determine whether to pay and , if so, the amount of any such discretionary bonuses.

Item 6. Exhibits

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS
10.1*	Employment and Confidentiality Agreement, dated as of June 1, 2006, by and between Tejas Securities Group, Inc. and Kurt E. Morales
31.1*	Certification of Chief Executive Officer under Securities Exchange Act Rules 13a-14 or 15d-14
31.2*	Certification of Chief Financial Officer under Securities Exchange Act Rules 13a-14 or 15d-14
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tejas Incorporated

Date: August 11, 2006	/s/ Mark M. Salter
Mark M. Salter Chief Executive Officer

/s/ John F. Garber
John F. Garber Chief Financial Officer