Form 10-Q
period 2006-09-30
Tejas Inc
filed 2006-11-14
CIK 869688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number
000-29235

TEJAS INCORPORATED
(Exact Name of Registrant as Specified in its Charter)

DELAWARE (State or other jurisdiction of incorporation)	13-3577716 (IRS Employer Identification No.)

8226 Bee Caves Road, Austin, Texas 78746
(Address of Principal Executive Offices) (Zip Code)

(512) 306-8222
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark ✓whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 31, 2006, the Registrant had the following number of shares of common stock, $0.001 par value per share, outstanding: 4,825,613.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

TEJAS INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Cash and cash equivalents (includes $77,094 of cash related to subsidiary to be disposed at December 31, 2005)	$1,587,430	1,644,176
Receivable from clearing organization	349,613	316,604
Receivables from employees	220,619	122,684
Federal income taxes receivable	2,088,154	1,995,480
Securities owned, at fair value	20,417,932	23,819,028
Property and equipment, net	6,734,392	6,680,058
Goodwill	138,215	138,215
Intangible assets, net	-	-
Prepaid expenses and other assets	757,632	1,009,141
Assets of subsidiary to be disposed	-	45,278,080

Total assets	$32,293,987	81,003,466

Liabilities and Stockholders' Equity

Accounts payable, accrued expenses and other liabilities	$3,257,972	3,263,714
Securities sold, not yet purchased	1,300,075	-
Payable to clearing organization	4,570,240	610,446
Deferred tax liability, net	432,639	1,351,767
Notes payable	3,844,538	3,906,695
Liabilities of subsidiary to be disposed	-	332,335
Total liabilities	13,405,464	9,464,957

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 100,000 shares
authorized; Series A convertible preferred stock,
1,000 shares issued and outstanding at September 30, 2006
and December 31, 2005, respectively	1	1
Common stock, $0.001 par value
30,000,000 shares authorized; 8,178,508 shares issued
and 4,825,613 outstanding at September 30, 2006 and
7,860,508 issued and outstanding at December 31, 2005.	8,179	7,861
Additional paid in capital	68,630,506	67,622,120
Retained earnings (deficit)	(39,051,565)	3,908,527
Treasury stock, at cost, 3,352,895 shares	(10,698,598)	-
Total stockholders' equity	18,888,523	71,538,509

Total liabilities and stockholders' equity	$32,293,987	81,003,466

See accompanying notes to consolidated financial statements.

TEJAS INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenue:
Commissions from agency transactions	$1,420,020	1,642,420	4,057,794	5,035,549
Commissions from principal transactions	3,186,393	2,500,536	8,327,109	9,239,249
Underwriting and investment banking income	170,000	-	1,355,694	15,891,910
Net dealer inventory and investment income (loss), net of trading interest expense of $184,911, $93,500, $424,481 and $135,981, for the three and nine months ended September 30, 2006 and 2005, respectively	(5,212,269)	(2,267,801)	(2,172,230)	(2,012,838)
Other income	23,374	157,996	509,392	384,162
Total revenue	(412,482)	2,033,151	12,077,759	28,538,032

Expenses:
Commissions, employee compensation
and benefits	5,402,477	3,756,840	13,999,370	19,431,835
Clearing and floor brokerage	235,844	180,254	770,262	587,684
Communications and occupancy	429,697	437,671	1,250,088	1,541,664
Professional fees	272,463	1,013,790	1,364,516	2,265,144
Interest, including $23,836 and $73,425 for the three and
nine months ended September 30, 2005 to related parties	68,559	88,671	196,716	222,945
Other	1,143,964	1,626,717	2,766,703	4,610,975
Total expenses	7,553,004	7,103,943	20,347,655	28,660,247

Loss before income tax benefit from continued operations	$(7,965,486)	(5,070,792)	(8,269,896)	(122,215)

Income tax benefit from continued operations	(2,855,776)	(1,968,923)	(3,099,221)	(65,474)

Net loss from continued operations	$(5,109,710)	(3,101,869)	(5,170,675)	(56,741)

Income (loss) before income tax expense from discontinued operations (including loss from goodwill impairment of $22,050,056 included in the nine months ended September 30, 2006 and loss on disposal of $12,579,938 included in the three and nine months ended September 30, 2006)	$(13,134,570)	342,048	(36,444,683)	342,048

Income tax expense from discontinued operations	1,735,734	174,210	1,269,734	174,210

Net income (loss) from discontinued operations available to common stockholders	$(14,870,304)	167,838	(37,714,417)	167,838

Total net income (loss)	$(19,980,014)	(2,934,031)	(42,885,092)	111,097

Less:
Dividends on Series A convertible preferred stock	(25,000)	(1,370)	(75,000)	(1,370)

Net loss from continued operations available to common stockholders	$(5,134,710)	(3,103,239)	(5,245,675)	(58,111)

Total net income (loss) available to common stockholders	$(20,005,014)	(2,935,401)	(42,960,092)	109,727

Loss from continued operations per share of common stock:
Basic	$(0.64)	(0.39)	(0.66)	(0.01)

Diluted	$(0.64)	(0.39)	(0.66)	(0.01)

Earnings (loss) from discontinued operations per share of common stock:
Basic	$(1.84)	0.02	(4.73)	0.03

Diluted	$(1.84)	0.02	(4.73)	0.03

Total earnings (loss) per share of common stock:
Basic	$(2.48)	(0.37)	(5.39)	0.02

Diluted	$(2.48)	(0.37)	(5.39)	0.02

Weighted average common shares outstanding:
Basic	8,066,551	7,859,175	7,966,210	5,510,415

Diluted	8,066,551	7,859,175	7,966,210	6,431,230

See accompanying notes to consolidated financial statements.

TEJAS INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(42,885,092)	111,097
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Deferred tax expense (benefit), net	(974,440)	3,273,151
Depreciation and amortization expense	644,149	746,374
Deferred compensation expense	758,570	-
Goodwill impairment	22,050,056	-
Loss on sale of discontinued operations	12,562,192	-
Changes in operating assets and liabilities:
Receivable from clearing organization	(33,009)	3,737,741
Receivables from employees	(97,935)	(22,720)
Federal income tax receivable/payable, net	(259,904)	(4,567,166)
Securities owned	3,401,096	(22,673,710)
Prepaid expenses and other assets	(140,687)	(524,615)
Accounts payable, accrued expenses and other liabilities	476,745	(2,410,707)
Payable to clearing organization	3,959,794	6,756,967
Securities sold, not yet purchased	1,300,075	(74,029)
Net cash used in operating activities	761,610	(15,647,617)

Cash flows from investing activities:
Purchase of business, net of cash acquired	-	(5,210,332)
Purchase of property and equipment	(280,083)	(6,636,099)
Net cash used in investing activities	(280,083)	(11,846,431)

Cash flows from financing activities:
Payments of capital lease	(26,335)	(40,029)
Payment of accrued dividend on preferred stock	(75,000)	-
Proceeds from notes payable, net of repayments	(62,157)	2,127,319
Payments for purchase of treasury stock	(672,281)	-
Proceeds from issuance of common stock	297,500	24,471,727
Net cash (used in) provided by financing activities	(538,273)	26,559,017

Net change in cash and cash equivalents	(56,746)	(935,031)

Cash and cash equivalents at beginning of period (includes $77,094 of cash related to subsidiary to be disposed for 2006)	1,644,176	1,959,719

Cash and cash equivalents at end of period	$1,587,430	1,024,688

Supplemental disclosures:
Interest paid	$193,053	153,501
Taxes paid	$130,511	1,861,966

Summary of non-cash financing activities:

On July 1, 2005, the Company issued $39,894,737 of common stock for the purchase of Capital & Technology Advisors, Inc.

On September 25, 2005, Salter Family Partners Ltd. converted the $1,000,000 notes payable to stockholders into 1,000 shares of Series A convertible preferred stock.

In July 2006, the Company acquired assets through a capital lease totaling $24,917

On September 30, 2006, the Company had $25,000 of preferred stock dividends declared, but not paid.

On September 29, 2006, the Company recorded $10,026,317 of treasury stock for the sale of Capital & Technology Advisors, Inc.

For the nine months ended September 30, 2006, the Company recognized $644,149 in non-cash compensation expense associated with stock-based employee compensation under FAS123R .

See accompanying notes to consolidated financial statements.

(1) General

Tejas Incorporated, a Delaware corporation ("Tejas"), is a financial services holding company whose primary wholly owned operating subsidiaries are Tejas Securities Group, Inc., a Texas corporation ("TSG") and TI Building Partnership, Ltd., a Texas limited partnership (“TI Building”). TSG is engaged in the business of providing brokerage and related financial services to institutional and retail customers nationwide. TI Building owns and manages the real estate in which Tejas and TSG are headquartered. In addition, prior to October 1, 2006, Tejas owned Capital & Technology Advisors, Inc., a Delaware corporation (“C&TA”). C&TA is an advisory and consulting firm that provides operational and financial restructuring services for companies primarily within the telecommunications and technology industries. Tejas sold C&TA effective on October 1, 2006, as further described below. References to the "Company" within the Form 10-Q are to Tejas and its subsidiaries.

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

On October 1, 2006, Tejas completed its sale of C&TA back to the original Shareholders of C&TA. The consideration paid by the Shareholders to Tejas consisted of 3,157,895 shares of Tejas common stock, which was the Tejas stock portion of the consideration paid by Tejas for C&TA in connection with Tejas’ acquisition of C&TA in July 2005 (the “Original Acquisition”). In addition, as part of the sale, Tejas agreed to cancel the remaining balance of receivables due from C&TA. The sale was consummated on October 1, 2006. Accordingly, we have included our consulting segment in discontinued operations in the accompanying consolidated financial statements.

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

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions for Form 10-Q and, therefore should be read in conjunction with the Company’s 2005 Form 10-K. All adjustments (consisting of only normal recurring adjustments) that are necessary in the opinion of management for a fair presentation of the interim consolidated financial statements have been included. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results for the year ending December 31, 2006.

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

The pro forma disclosures below use the fair value method of SFAS 123 to measure compensation expense for stock-based employee compensation plans. There was no stock based employee compensation costs included in the determination of net income (loss) as reported for the three and nine months ended September 30, 2005.

	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2005
Net income (loss) available to common stockholders as reported for basic	$(2,935,401)	109,727
Deduct or add stock-based compensation expense determined under the fair value based method	(72,293)	(208,765)

Pro forma net income (loss) available to common stockholders for basic	$(3,007,694)	(99,038)

Net income (loss) available to common stockholders as reported for diluted	$(2,935,401)	158,187

Deduct or add stock-based compensation expense determined under the fair value based method	(72,293)	(208,765)

Pro forma net income (loss) available to common stockholders for diluted	$(3,007,694)	(50,578)

Earnings (loss) per share of common stock:
Basic - as reported	$(0.37)	0.02
Basic - pro forma	$(0.38)	(0.02)

Diluted - as reported	$(0.37)	0.02
Diluted - pro forma	$(0.38)	(0.02)

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

TSG elects to use the basic method of the Rule, which requires it to maintain minimum net capital equal to the greater of $250,000 or 6-2/3% of aggregate indebtedness. As of September 30, 2006, TSG’s net capital requirement was $250,976. Minimum net capital requirements may be as great as $1,000,000 depending upon the number and value of securities in which TSG makes markets. As of September 30, 2006, TSG’s net capital of $2,156,988 was $1,906,012 in excess of the minimum required. TSG’s ratio of aggregate indebtedness to net capital was 1.75 to 1 at September 30, 2006.

(3) Securities Owned and Securities Sold, Not Yet Purchased

At September 30, 2006 and December 31, 2005, the fair value of securities owned and sold, not yet purchased consisted of the following:

	2006		2005
	Owned	Sold, not yet purchased	Owned	Sold, not yet purchased

State and municipal obligations	$1,738,792	$—	$—	$—
US Government bonds	7,166,277	1,300,075	1,495,265	—
Corporate bonds and notes	3,812,080	—	6,421,559	—
Equity securities	5,204,458	—	9,843,204	—
Warrants	2,496,325	—	6,059,000	—

	$20,417,932	$1,300,075	$23,819,028	$—

For the nine months ended September 30, 2006, the incremental unrealized loss associated with securities owned and securities sold, not yet purchased of $4,033,407 was included in the consolidated statement of operations. As of September 30, 2006, the unrealized loss recorded on our securities was $1,645,615.

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

(6) Earnings (Loss) Per Share of Common Stock

Basic earnings (loss) per share of common stock are based on the weighted average common shares outstanding without any dilutive effects considered. Diluted earnings (loss) per share of common stock reflect dilution from all contingently issuable common shares, including options, convertible preferred stock and notes issued. Contingently issuable common shares are not included in the weighted average number of common shares when the inclusion would increase net income per share of common stock or decrease the net loss per share of common stock.

Earnings (loss) per share of common stock are calculated as follows:
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
BASIC EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
Net loss from continued operations available to common stockholders	$(5,134,710)	(3,103,239)	(5,245,675)	(58,111)
Net income (loss) from discontinued operations available to common stockholders	$(14,870,304)	167,838	(37,714,417)	167,838
Total net income (loss) available to common stockholders	$(20,005,014)	(2,935,401)	(42,960,092)	109,727
Weighted average common shares outstanding	8,066,551	7,859,175	7,966,210	5,510,415

Basic loss from continued operations per share of common stock	$(0.64)	(0.39)	(0.66)	(0.01)
Basic loss from discontinued operations per share of common stock	$(1.84)	0.02	(4.73)	0.03
Basic total earnings (loss) per share of common stock	$(2.48)	(0.37)	(5.39)	0.02

DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
Net loss from continued operations available to common stockholders	$(5,134,710)	(3,103,239)	(5,245,675)	(58,111)
Impact of assumed conversion of convertible debt	—	—	—	48,460

Net loss from continued operations available to common stockholders after assumed conversion	$(5,134,710)	(3,103,239)	(5,245,675)	(9,651)
Net earnings (loss) from discontinued operations available to common stockholders	$(14,870,304)	167,838	(37,714,417)	167,838
Total net earnings (loss) available to common stockholders	$(20,005,014)	(2,935,401)	(42,960,092)	109,727

Weighted average common shares outstanding	8,066,551	7,859,175	7,966,210	5,510,415
Effect of dilutive securities:
Options	—	—	—	720,815
Restricted Stock Units	—	—	—	—
Convertible debt	—	—	—	200,000
Convertible preferred stock	—	—	—	—
Weighted average common shares outstanding	8,066,551	7,859,175	7,966,210	6,431,230

Diluted loss from continued operations per share of common stock	$(0.64)	(0.39)	(0.66)	(0.01)
Diluted earnings (loss) from discontinued operations per share of common stock	$(1.84)	0.02	(4.73)	0.03
Diluted total earnings (loss) per share of common stock	$(2.48)	(0.37)	(5.39)	0.02

Options to purchase 1,223,935 and 1,440,600 shares of the Company’s common stock for the three and nine months ended September 30, 2006, were not included in the computation of diluted earnings (loss) per share of common stock because the options were antidilutive. Restricted Stock Unit Awards equivalent to 240,000 and 320,000 shares of the Company’s common stock for the three and nine months ended September 30, 2006, were not included in the computation of diluted earnings (loss) per share of common stock because the units were antidilutive. The 200,000 shares of the Company’s common stock issuable upon conversion of the Series A convertible preferred stock for the three and nine months ended September 30, 2006 were not included in the computation of diluted earnings (loss) per share of common stock because they were antidilutive. Options to purchase 428,500 shares of the Company’s common stock for the three months ended September 30, 2005, were not included in the computation of diluted earnings (loss) per share of common stock because the options were antidilutive. The 200,000 shares of the Company’s common stock issuable upon conversion of the convertible notes payable for the three months ended September 30, 2006 were not included in the computation of diluted earnings (loss) per share of common stock because they were antidilutive. Options to purchase 1,454,335 shares of the Company’s common stock for the nine months ended September 30, 2005 were included in the computation of diluted earnings (loss) per share of common stock. Of the 1,454,335 options issued by the Company, 720,815 shares were included as dilutive securities on a weighted average basis for the nine months ended September 30, 2005, as calculated under the Treasury Stock method. The 200,000 shares of the Company’s common stock issuable upon conversion of the convertible notes payable for the nine months ended September 30, 2005 were included in the computation of diluted earnings (loss) per share of common stock.

(7) Industry Segment Data

The Company has three reportable segments: brokerage services, investment banking and consulting services. The consulting services segment was sold on October 1, 2006 as part of the sale of C&TA to the original Shareholders. The brokerage services segment includes sales, trading and market-making activities of the Company and encompasses both retail and institutional customer accounts. The investment-banking segment participates in underwriting of corporate securities as a managing underwriter and a syndicate member, and provides advisory services to companies. The discontinued consulting segment includes consulting and advisory fees. These segments require the commitment of significant human capital and financial resources, as well as industry specific skills. The buildings owned are included in the brokerage segment as brokerage is the primary occupant.

The following table presents segment revenues, income (loss) before income tax expense (benefit), and assets from continued operations for the nine months ended September 30, 2006.

	Brokerage	Investment Banking	Total
Revenues from external customers	$10,824,494	1,355,694	12,180,188
Interest revenue	322,052	-	322,052
Interest expense	621,197	-	621,197
Depreciation and amortization	244,827	-	244,827
Income (loss) before income tax expense (benefit)	(7,655,947)	(613,949)	(8,269,896)

Segment assets	32,293,987	-	32,293,987
Capital expenditures	299,161	-	299,161

The following table presents segment revenues, income (loss) before income tax expense (benefit), and assets from continued operations for the nine months ended September 30, 2005.

	Brokerage	Investment Banking	Total
Revenues from external customers	$12,369,278	15,891,910	28,261,188
Interest revenue	412,825	-	412,825
Interest expense	358,926	-	358,926
Depreciation and amortization	193,874	-	193,874
Income (loss) before income tax expense (benefit)	(6,561,400)	6,439,185	(122,215)

Segment assets	49,502,903	-	49,502,903
Capital expenditures	6,636,099	-	6,636,099

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

The Company performed a goodwill impairment analysis of C&TA in May 2006 due to the industry-wide decrease in telecommunication restructurings and the associated reduction in C&TA’s customer engagements and fees. Additionally, the Company analyzed C&TA’s projected future performance through 2007, which indicated that the decline in revenues since the Company’s acquisition of C&TA might not be temporary in nature. As a result, as of March 31, 2006, the Company recorded a non-cash expense of $22,050,056 representing the implied impairment of goodwill of C&TA. In addition, in connection with the sale of C&TA on October 1, 2006, the remaining goodwill recorded in connection with the Company’s acquisition of C&TA in July of 2005 was eliminated.

(9) Sale of Subsidiary

On September 29, 2006, the board of directors of Tejas approved the sale of C&TA to the original Shareholders in an agreement dated October 1, 2006.The consideration paid by the Shareholders to Tejas consisted of 3,157,895 shares of Tejas common stock, which was the Tejas stock portion of the consideration paid by Tejas for C&TA in connection with Tejas’ acquisition of C&TA in July 2005. In addition, as part of the sale, Tejas agreed to cancel the remaining balance of receivables due from C&TA. The sale was recorded on September 29, 2006 and the loss incurred was as follows:

Fair value of common stock received	$10,026,317
Return and cancellation of stock options	47,366
Less net assets sold	(22,653,621)
Net loss on sale of subsidiary	(12,579,938)
Net tax effect from taxable gain on sale of subsidiary	(2,024,448)
Tax effected loss on sale of subsidiary	$(14,604,386)

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

We caution you that any forward-looking information provided by us or on our behalf is not a guarantee of future performance. Actual results may differ materially as a result of various factors, many of which are outside of our control, including the rapidly changing business environment and our limited administrative, operational, financial and other resources; our dependence on third party vendors to provide critical services; unanticipated changes in economic or political trends impacting business and finance, particularly those resulting in downward changes in volumes and price levels of securities transactions; customer defaults on indebtedness to us; our potential failure to comply with various regulatory requirements or to maintain net capital levels; and other factors discussed under the heading "Quantitative and Qualitative Disclosures About Market Risk," under Part II, Item 1A in this quarterly report on Form 10Q and in our annual report on Form 10-K and other reports filed by us with and available from the Securities and Exchange Commission.

All forward-looking statements speak only as of the date on which they are made and we undertake no obligation to update them.

Company Overview

We are a financial services holding company that focuses on the following:

•	proprietary research on distressed debt and special situation securities;

•	trading and other brokerage services to value-based institutional and retail investors active in fixed income and equity instruments; and

•	corporate finance and strategic advisory services to middle-market companies within our target industries

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

We conduct our business through three operating segments: our full service brokerage segment, our investment banking segment and our consulting segment. Our consulting segment, however, was sold on October 1, 2006 as part of the sale of C&TA, which is discussed below under “Recent Developments.” Our brokerage segment, which includes all trading for our clients and for our own proprietary account as well as our inventory positions and market making activities, is categorized as a separate business segment from investment banking because these aforementioned activities are all interrelated and service a different client base. Investment banking requires a different skill set and knowledge base and engagements are with the issuers, not the investors. Each segment reports to a different individual on the management team in order to maintain the necessary regulatory separation.

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

Consulting Services

In July 2005, we acquired C&TA as a wholly-owned subsidiary. C&TA is an advisory and consulting firm that provides operational and financial restructuring services to companies within the telecommunications and technology industries. C&TA’s restructuring services include technology evaluation and planning, operating expense analysis, integration and transition strategies, asset rationalization, interim management, and due diligence guidance. Additionally, C&TA is targeting development stage companies in need of interim management and business development strategies in order to expand its customer base. On October 1, 2006 CT&A was sold back to its original Shareholders. See discussion below under “Recent Developments” for more information regarding this sale.

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

On August 7, 2006 John F. Garber, our Chief Financial Officer and Treasurer, resigned his positions effective August 31, 2006. Kurt J. Rechner, our President and Chief Operating Officer, assumed the responsibilities of Chief Financial Officer and Treasurer on August 31, 2006.

On October 1, 2006, Tejas entered into that certain Purchase Agreement (the “Agreement”) dated October 1, 2006 by and among Tejas, C&TA, and the persons and entities listed on the signature pages thereto (the “Shareholders”), pursuant to which Tejas sold all of the outstanding capital stock of C&TA, the management and consulting firm that it acquired from the Shareholders in July 2005, to the Shareholders. The consideration paid by the Shareholders to Tejas consisted of 3,157,895 shares of Tejas common stock, which was the Tejas stock portion of the consideration paid by Tejas for C&TA in connection with Tejas’ acquisition of C&TA in July 2005 (the “Original Acquisition”). In addition, as part of the sale, Tejas agreed to cancel the remaining balance of receivables due from C&TA. The sale was consummated on October 1, 2006.

In connection with the sale, Jared E. Abbruzzese, Sr. resigned from the Tejas board of directors and Wayne Barr, Jr. resigned from his positions with Tejas. Mr. Abbruzzese was the founder and Chairman of the predecessors of C&TA and became a member of the Tejas board of directors upon the consummation of the Original Acquisition, serving as Vice Chairman from July 1, 2005 through November 8, 2005. Mr. Barr was a Senior Managing Director of the predecessors to C&TA and became the President and Chief Executive Officer of C&TA upon the consummation of the Original Acquisition.

The following agreements were terminated as part of the sale: (i) agreement and plan of merger governing the Original Acquisition; (ii) the escrow agreement, dated as of July 1, 2005 by and among Tejas, C&TA and the Shareholders governing the escrow arrangement established to support the indemnification obligations of certain Shareholders as part of the Original Acquisition; (iii) the registration rights agreement, dated as of July 1, 2005 by and among Tejas and the Shareholders (as amended) governing the grant of certain registration rights to the Shareholders in connection with the Original Acquisition; (iv) the non-compete agreements with Messrs. Abbruzzese and Barr and (v) the employment arrangement and agreement with Messrs. Abbruzzese and Barr, respectively.

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

Results of Continued Operations

The revenues and operating expenses of our operating subsidiaries are influenced by fluctuations in the equity and debt markets, general economic and market conditions, as well as TSG’s ability to identify investment opportunities for its trading accounts and its customer accounts. Our revenues may fluctuate from quarter to quarter due to some seasonality of our revenue cycle.

Our total revenues from continued operations were $12,077,759 for the nine months ended September 30, 2006, which was a decrease of $16,460,273 or 58% from $28,538,032 for the nine months ended September 30, 2005. Our total revenues from continued operations were $(412,482) for the three months ended September 30, 2006, which was a decrease of $2,445,633 or 120% from $2,033,151 for the three months ended September 30, 2005. The reasons for the changes are set forth below.

Commission revenues from agency and principal transactions were $12,384,903 for the nine months ended September 30, 2006, which was a decrease of $1,889,895 from $14,274,798 for the nine months ended September 30, 2005. The overall decrease in commission revenue is primarily the result of decreases in equity and fixed income securities commissions from the same periods in the prior year. Commission revenues from agency and principal transactions were $4,606,413 for the three months ended September 30, 2006, which was an increase of $463,457 from $4,142,956 for the three months ended September 30, 2005. Commission revenues increased to 13811.9% and 89.0% of total revenues for the three and nine months ended September 30, 2006, respectively, from 114.2% and 47.4% of total revenues for the three and nine months ended September 30, 2005, respectively.

Underwriting and investment banking revenues were $1,355,694 for the nine months ended September 30, 2006, which was a decrease of $14,536,216 from $15,891,910 for the nine months ended September 30, 2005. The decrease in investment banking revenues for the nine months ended September 30, 2006 is due to a reduction in proceeds raised in private placements during the nine months ended September 30, 2006 as compared to the same period in 2005. Underwriting and investment banking revenues were $170,000 for the three months ended September 30, 2006, which was an increase of $170,000 from $0 for the three months ended September 30, 2005. The increase in investment banking revenues for the three months ended September 30, 2006 is the result of proceeds earned from two investment banking engagements during the three months ended September 30, 2006 as compared to none for the same period in 2005. Underwriting and investment banking revenues increased to 509.7% and decreased to 9.7% of total revenues for the three and nine months ended September 30, 2006, respectively, from 0.0% and 52.7% of total revenues for the three and nine months ended September 30, 2005, respectively.

Net dealer inventory and investment loss was $2,172,230 for the nine months ended September 30, 2006, which was an increase in loss of $159,392 from a loss of $2,012,838 for the nine months ended September 30, 2005. Net dealer inventory and investment loss was $5,212,269 for the three months ended September 30, 2006, which was an increase in loss of $2,944,468 from a loss of $2,267,801 for the three months ended September 30, 2005. The increase in inventory and investment loss for the three and nine months ended September 30, 2006 resulted from unrealized trading losses. Net unrealized trading losses for the three and nine months ended September 30, 2006 were $5,232,573 and $4,033,407, respectively. Net realized trading gains for the nine months ended September 30, 2006 were $1,963,606.  Net dealer inventory and investment loss increased to
-15628.5% and -15.6% of total revenues for the three and nine months ended September 30, 2006, respectively, from -62.5% and -6.7% of total revenues for the three and nine months ended September 30, 2005, respectively.

Other income was $509,392 for the nine months ended September 30, 2006, which was an increase of $125,230 from $384,162 for the nine months ended September 30, 2005. Other income was $23,374 for the three months ended September 30, 2006, which was a decrease of $134,622 from $157,996 for the three months ended September 30, 2005. Other income increased to 70.1% and 3.7% of total revenues for the three and nine months ended September 30, 2006, respectively, from 4.4% and 1.3% of total revenues for the three and nine months ended September 30, 2005, respectively.

Total expenses from continued operations were $20,347,655 for the nine months ended September 30, 2006, which was a decrease of $8,312,592 or 29% from $28,660,247 for the nine months ended September 30, 2005. Total expenses from continued operations were $7,553,004 for the three months ended September 30, 2006, which was an increase of $449,061 or 6% from $7,103,943 for the three months ended September 30, 2005. The explanations for the changes are set forth below.

Commissions, employee compensation and benefits were $13,999,370 for the nine months ended September 30, 2006, which was a decrease of $5,432,465 from $19,431,835 for the nine months ended September 30, 2005. Commissions, employee compensation and benefits were $5,402,477 for the three months ended September 30, 2006, which was an increase of $1,645,637 from $3,756,840 for the three months ended September 30, 2005. The increase in commission, employee compensation and benefits for the three months ended September 30, 2006 as compared to the same period for 2005 was primarily the result of increased staffing in our investment banking segment. Commission expense was $6,334,307 for the nine months ended September 30, 2006, which was a decrease of $5,872,789 from $12,207,096 for the nine months ended September 30, 2005. The decrease in commission expense for the nine month period ended September 30, 2006 is due to the change in investment banking revenue as compared to the same period in the prior year. Commission expense was $2,265,323 for the three months ended September 30, 2006, which was an increase of $436,524 from $1,828,799 for the three months ended September 30, 2005. The increase in commission expense for the three month period ended September 30, 2006, is primarily due to the increase in corresponding commission revenue as described above and the completion of two investment banking engagements during the three months ended September 30, 2006. Commissions, employee compensation and benefits increased to 1309.7% and 115.9% of total revenues for the three and nine months ended September 30, 2006, respectively, from 184.8% and 68.1% of total revenues for the three and nine months ended September 30, 2005, respectively.

Clearing and floor brokerage costs were $770,262 for the nine months ended September 30, 2006, which was an increase of $182,578 from $587,684 for the nine months ended September 30, 2005. Clearing and floor brokerage costs were $235,844 for the three months ended September 30, 2006, which was an increase of $55,590 from $180,254 for the three months ended September 30, 2005. The overall increase in clearing and floor brokerage costs for the three and nine months ended September 30, 2005 resulted from an increase in trading activity in the over-the-counter equity markets and on the national exchanges. Clearing and floor brokerage costs increased to 707.2% and 5.5% of total revenues for the three and nine months ended September 30, 2006, respectively, from 5.0% and 2.0% of total revenues for the three and nine months ended September 30, 2005, respectively.

Communications and occupancy charges were $1,250,088 for the nine months ended September 30, 2006, which was a decrease of $291,576 from $1,541,664 for the nine months ended September 30, 2005. Communications and occupancy charges were $429,697 for the three months ended September 30, 2006, which was a decrease of $7,974 from $437,671 for the three months ended September 30, 2005. The decrease in communications and occupancy charges resulted from a reduction in rent expense due to our occupancy of property owned by us after March 31, 2005. Communications and occupancy charges increased to 104.2% and 10.4% of total revenues for the three and nine months ended September 30, 2006, respectively, from 21.5% and 5.4% of total revenues for the three and nine months ended September 30, 2005, respectively.

Professional fees were $1,364,516 for the nine months ended September 30, 2006, which was a decrease of $900,628 from $2,265,144 for the nine months ended September 30, 2005. Professional fees were $272,463 for the three months ended September 30, 2006, which was a decrease of $741,327 from $1,013,790 for the three months ended September 30, 2005. The decrease is due to the decrease in professional fees associated with investment banking opportunities and reserves established for litigation. Professional fees increased to 66.1% and 11.3% of total revenues for the three and nine months ended September 30, 2006, respectively, from 49.9% and 7.9% of total revenues for the three and nine months ended September 30, 2005, respectively.

Interest and other expenses were $2,963,419 for the nine months ended September 30, 2006, which was a decrease of $1,870,501 from $4,833,920 for the nine months ended September 30, 2005. Interest and other expenses were $1,212,523 for the three months ended September 30, 2006, which was a decrease of $502,865 from $1,715,388 for the three months ended September 30, 2005. The overall decrease in interest and other expenses during the three and nine months ended September 30, 2006 is the result of various factors including a one-time charge in 2005 relating to the relocation of our corporate headquarters in 2005, decreases in travel related expenses, and decreases in charitable contributions over the same period in 2005. These decreases were partially offset by an increase in D&O insurance. Interest and other expenses increased to 294.0% and 24.5% of total revenues for the three and nine months ended September 30, 2006, respectively, from 84.4% and 16.9% of total revenues for the three and nine months ended September 30, 2005, respectively.

Income tax benefit was $3,099,221 for the nine months ended September 30, 2006, which was an increase in benefit of $3,033,747 from $65,474 for the nine months ended September 30, 2005. Income tax benefit was $2,855,776 for the three months ended September 30, 2006, which was an increase in benefit of $886,853 from $1,968,923 for the three months ended September 30, 2005. The increase in income tax benefit for the three and nine months ended September 30, 2006 is due to the decrease in taxable income from continued operations. Our effective tax rate was 38% and 49% for the nine months ended September 30, 2006 and 2005, respectively. Our effective tax rate differs from the federal statutory tax rate as a result of estimated state income taxes and non-deductible expenses.

Net loss was $5,170,675 for the nine months ended September 30, 2006, which was an increase in loss of $5,113,934 or 9013% from a net loss of $56,741 for the nine months ended September 30, 2005. Net loss was $5,109,710 for the three months ended September 30, 2006, which was an increase in loss of $2,007,841 or 65% from a net loss of $3,101,869 for the three months ended September 30, 2005.

Results of Discontinued Operations

The following discussion addresses the results of operations from our sold subsidiary, C&TA, for the periods reported. These results from discontinued operations are netted in total and reported as a separate section on the Consolidated Statements of Operations (Unaudited) in the financial statements.

Our total revenues from discontinued operations were $1,837,500 for the nine months ended September 30, 2006, which was an increase of $242,063 or 15% from $1,595,437 for the nine months ended September 30, 2005. Our total revenues from discontinued operations were $445,833 for the three months ended September 30, 2006, which was a decrease of $1,149,604 or -72% from $1,595,437 for the three months ended September 30, 2005. The reasons for the changes are set forth below.

Consulting fees were $1,837,500 for the nine months ended September 30, 2006, which was an increase of $242,063 from $1,595,437 for the nine months ended September 30, 2005. Consulting fees were $445,833 for the three months ended September 30, 2006, which was a decrease of $1,149,604 from $1,595,437 for the three months ended September 30, 2005. The overall decrease in consulting fees was due to a decrease in proceeds from consulting engagements in 2006. Consulting fees represented 100% of total revenues for the three and nine months ended September 30, 2006 and September 30, 2005, respectively.

Total expenses from discontinued operations were $38,282,183 for the nine months ended September 30, 2006, which was an increase of $37,028,794 or 2954% from $1,253,389 for the nine months ended September 30, 2005. Total expenses from discontinued operations were $13,580,403 for the three months ended September 30, 2006, which was an increase of $12,327,014 or 983% from $1,253,389 for the three months ended September 30, 2005. The explanations for the changes are set forth below.

Employee compensation and benefits were $2,823,045 for the nine months ended September 30, 2006, which was an increase of $2,392,043 from $431,002 for the nine months ended September 30, 2005. Employee compensation and benefits were $842,441 for the three months ended September 30, 2006, which was an increase of $411,439 from $431,002 for the three months ended September 30, 2005. The increase in employee compensation and benefits for the nine month period ended September 30, 2006 is the result of nine months of reportable operations in 2006 as opposed to three months in 2005. We purchased C&TA on July 1, 2005. The increase in employee compensation and benefits for the three and nine month periods ended September 30, 2006 is also the result of the hiring of external consultants as full time employees. Employee compensation and benefits increased to 189.0% and 153.6% of total revenues for the three and nine months ended September 30, 2006, respectively, from 27.0% of total revenues for the three and nine months ended September 30, 2005.

Communications and occupancy charges were $95,577 for the nine months ended September 30, 2006, which was an increase of $44,438 from $51,139 for the nine months ended September 30, 2005. Communications and occupancy charges were $33,783 for the three months ended September 30, 2006, which was a decrease of $17,356 from $51,139 for the three months ended September 30, 2005. The increase in communications and occupancy charges 2006 is the result of nine months of reportable operations in 2006 as opposed to three months in 2005. We purchased C&TA on July 1, 2005. Communications and occupancy charges increased to 7.6% and 5.2% of total revenues for the three and nine months ended September 30, 2006, respectively, from 3.2% of total revenues for the three and nine months ended September 30, 2005.

Professional fees were $218,270 for the nine months ended September 30, 2006, which was a decrease of $388,784 from $607,054 for the nine months ended September 30, 2005. Professional fees were $69,210 for the three months ended September 30, 2006, which was a decrease of $537,844 from $607,054 for the three months ended September 30, 2005. The decreases are due to the decrease in consulting fees paid by C&TA to independent contractors who were hired as full time employees. Professional fees decreased to 15.5% and 11.9% of total revenues for the three and nine months ended September 30, 2006, respectively, from 38.0% of total revenues for the three and nine months ended September 30, 2005.

Other expenses were $515,297 for the nine months ended September 30, 2006, which was an increase of $351,103 from $164,194 for the nine months ended September 30, 2005. Other expenses were $55,031 for the three months ended September 30, 2006, which was a decrease of $109,163 from $164,194 for the three months ended September 30, 2005. The increase in other expenses during the nine months ended September 30, 2006 is primarily the result of intangible amortization over a nine month period in 2006 compared to a three month period in 2005, We purchased C&TA on July 1, 2005. The decrease in other expenses during the three month period ending September 30, 2006 is also related to the amortization of intangibles which was greater for the same period in 2005. Other expenses increased to 12.3% and 28.0% of total revenues for the three and nine months ended September 30, 2006, respectively, from 10.3% of total revenues for the three and nine months ended September 30, 2005.

Goodwill impairment was $22,050,056 for nine months ended September 30, 2006, which was an increase of $22,050,056 from $0 for the nine months ended September 30, 2005. In May 2006, we determined that the value of the goodwill that resulted from the acquisition of C&TA in July 2005 was impaired. That impairment was recorded as of March 31, 2006.

Loss on sale of subsidiary was $12,579,938 for nine months ended September 30, 2006, which was an increase of $12,579,938 from $0 for the nine months ended September 30, 2005. This loss relates to our sale of C&TA.

Income tax expense was $1,269,734 for the nine months ended September 30, 2006, which was an increase of $1,095,524 from $174,210 for the nine months ended September 30, 2005. Income tax expense was $1,735,734 for the three months ended September 30, 2006, which was an increase of $1,561,524 from $174,210 for the three months ended September 30, 2005. The increase in income tax expense for the three and nine months ended September 30, 2006 is due to the increase in non-deductible expense arising from the goodwill impairment charge and the net taxable effect from the sale of our C&TA subsidiary.

Net income (loss) from discontinued operations was $(37,714,417) for the nine months ended September 30, 2006, which was a decrease of $37,882,255 or -22571% from net income of $167,838 for the nine months ended September 30, 2005. Net income (loss) from discontinued operations was $(14,870,304) for the three months ended September 30, 2006, which was a decrease of $15,038,142 or -8960% from net income of $167,838 for the three months ended September 30, 2005.

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

Market values for some of the securities we hold may not be easily determinable depending upon the volume of securities traded on open markets, the operating status of the companies or the types of securities issued by companies. If the underlying securities of a company become illiquid, our liquidity may be affected depending on the value of the securities involved. During times of general market declines, we may experience market value losses, which ultimately affect our liquidity through our broker-dealer net capital requirements. In addition, we may decide not to liquidate our security holdings to increase cash availability if our management believes a market turnaround is likely in the near term or if our management believes the securities are undervalued in the current market.

We utilize the equity in securities owned at our clearing organization to fund operating and investing activities. The value of the equity at the clearing organization is also used to secure temporary financing for the purchase of investments in our trading accounts. The value of our equity balance held at the clearing organization may fluctuate depending on factors such as the market valuation of securities held in our trading accounts, realized trading profits, commission revenues, cash withdrawals and clearing costs charged to us for conducting our trading activities. As a result of the aforementioned factors, we may report either a receivable or payable balance to our clearing organization. As of September 30, 2006, we had a net balance due to the clearing organization of $4,220,627.

On April 6, 2006, our board of directors authorized a stock repurchase program for up to $5 million of our outstanding common stock. Shares may be repurchased in open market transactions, private transactions or otherwise at such times and at such prices, as our officers believe appropriate and in our best interest.

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

On October 1, 2006, Tejas completed its sale of C&TA back to the original Shareholders of C&TA. The consideration paid by the Shareholders to Tejas consisted of 3,157,895 shares of Tejas common stock, which was the Tejas stock portion of the consideration paid by Tejas for C&TA in connection with Tejas’ acquisition of C&TA in July 2005. In addition, as part of the sale, Tejas agreed to cancel the remaining balance of receivables due from C&TA. The sale was consummated on October 1, 2006. Accordingly, we have included our consulting segment in discontinued operations in the accompanying consolidated financial statements.

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

Our trading securities were $20,417,931 in long positions and $1,300,075 in short positions as of September 30, 2006. These trading securities may be exchange listed, listed on the Nasdaq Stock Market, warrants or over-the-counter securities, or with limited market activity on both long and short positions. The potential loss in fair value, using a hypothetical 10% decline in prices, is estimated to be $2,171,800 as of September 30, 2006. A 10% hypothetical decline was used to represent a significant and plausible market change.

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

In addition, we may in the future face interest rate risk.  Interest rate risk results from fluctuations in interest rates and the resulting financial impact.  As of September 30, 2006, we had indebtedness represented by two promissory notes, which indebtedness was incurred to acquire two office buildings.  For further discussion of this indebtedness, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources".  Both of these promissory notes bear interest at fixed rates.  Thus, at this time, an increase in market interest rates will not impact the amount of interest we pay under these promissory notes.  However, under the terms of these promissory notes, each note requires a balloon payment in the future, one in May 2010 and the other in February 2011.  If we were to decide to refinance the notes at time of maturity and the notes were refinanced with floating-rate indebtedness, then we would face interest rate risk as a result.

Item 4. Controls and Procedures

At September 30, 2006, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

We have updated the risk factors discussed under “Forward-Looking Statements and Risk Factors” in Part 1, Item 1 in our Annual Report on Form 10-K for 2005 in light of the sale of C&TA on October 1, 2006. In addition to the other information set forth in this report, you should carefully consider the factors discussed below which could materially affect our business, financial condition or future results.

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

A Key Part Of Our Business Strategy Involves Acquisitions; However, Such Acquisitions May Not Achieve All Intended Benefits.

A key part of our strategy is to obtain business opportunities, customers and personnel through acquisitions. We acquired C&TA in July 2005 and sold it in October 2006. We may pursue selective acquisition opportunities in the future, but we may not be able to identify and execute suitable acquisitions in the future on terms that are favorable to us, or at all. We may encounter other risks in our acquisition strategy, including:

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

We Invest Our Own Principal Capital In Equities And Debt Securities That Expose Us To Risk Of Capital Loss.

We use a portion of our own capital in a variety of principal investment activities, each of which involves risks of illiquidity, loss of principal and revaluation of assets. At September 30, 2006, our principal investments represented approximately $4,244,640 invested in securities that had limited marketability, approximately $16,173,290 invested in marketable securities in long positions and $1,300,075 invested in marketable securities in short positions. Additionally, we may on occasion concentrate our securities holdings to one or two positions based upon our research and potential for market appreciation. We face the risk of greater valuation losses by not adequately diversifying our investment portfolio.

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

Our revenues may decrease in the event of a decline in the market volume of securities transactions, securities prices or liquidity of the securities for which we make a market. Declines in the volume of securities transactions and in market liquidity generally result in lower revenues from trading activities and commissions. Lower price levels of securities may also result in a reduction in our revenues from corporate finance fees, as well as losses from declines in the market value of securities held by us in our trading accounts. Sudden sharp declines in market values of securities can result in illiquid markets and the failure of counterparties to perform their obligations, as well as increases in claims and litigation, including arbitration claims from clients. In such markets, we may incur reduced revenues or losses in our principal trading, market-making, investment banking and advisory services activities.

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

Lack Of Liquidity At Our Clearing Organization May Impair Our Business.

We utilize our equity in securities owned at our clearing organization to facilitate the purchase of additional securities for trading purposes. The value of the equity at the clearing organization is primarily affected by realized trading gains and losses, unrealized gains and losses, the purchase and sale of accrued interest on debt securities, and cash withdrawals and deposits at the clearing organization. As a result of this activity, including the purchase and sale of securities, we may have either a receivable or payable balance to the clearing organization. In the event that we have a payable balance to the clearing organization, we may be restricted in our ability to withdraw funds from the clearing organization to cover routine operating expenses. Additionally, if the value of the equity at the clearing organization is insufficient to cover the margin requirements on the value of the securities borrowed, we may be required to either liquidate our holdings at the clearing organization or provide additional funds to cover margin requirements. As of September 30, 2006, we had a net payable balance to our clearing organization of approximately $4,220,627.

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

Our Chairman Will Have Significant Influence Over Matters Requiring Stockholder Or Board Approval.

Our Chairman, John J. Gorman, beneficially owns or controls approximately 40.4% of our outstanding common stock. Accordingly, Mr. Gorman will have substantial influence over the outcome of corporate actions requiring director or stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. Mr. Gorman may also delay or prevent a change of control of us, even if such change of control would benefit our other stockholders.

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

Our Common Stock Price May Be Volatile, Which Would Adversely Affect The Value Of Your Shares.

The market price of our common stock has in the past been, and may be in the future continue to be, volatile. A variety of events may cause the market price of our common stock to fluctuate significantly, including:

•	variations in quarterly operating results;

•	our announcements of significant contracts, milestones, acquisitions, or sales;

•	our relationships with other companies;

•	our ability to obtain needed capital commitments;

•	additions or departures of key personnel;

•	sales of common stock, conversion of securities convertible into common stock, exercise of options and warrants to purchase common stock or termination of stock transfer restrictions;

•	general economic conditions, including conditions in the securities brokerage and investment banking markets;

•	changes in financial estimates by securities analysts; and

•	fluctuation in stock market price and volume.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 6, 2006, we announced a stock repurchase program for up to $5 million of our outstanding common stock.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of the Publicly Announced Plans or Programs	(d) Maximum Number or (Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

September, 2006	150,000 (1)	$3.20	150,000	$4,327,719

(1) These repurchases were made in open-market transactions.

As discussed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Recent Developments”, on October 1, 2006 we sold C&TA. As part of sale, we received 3,157,895 shares of our common stock.

Item 6. Exhibits

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS

10.1*
Purchase Agreement, dated as of October 1, 2006 by and among Tejas Incorporated, Capital & Technology Advisors, Inc. and the persons and entities listed on the signature page thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2006)

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

Tejas Incorporated
Date: November 14, 2006

/s/ Mark M. Salter
Mark M. Salter Chief Executive Officer

/s/ Kurt E. Morales
Kurt E. Morales Principal Accounting Officer