Form 10-K
period 2006-12-31
Tejas Inc
filed 2007-04-02
CIK 869688

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Large accelerated filer ☐                      Accelerated filer ☐                      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of February 28, 2007 there were 4,825,613 shares of the Registrant’s common stock, $0.001 par value, outstanding. The aggregate market value of common stock held by non-affiliates as of June 30, 2006 was $12,749,210 using a market price of $4.25 as quoted on the over-the-counter bulletin board as of the close of business on that date.
DOCUMENTS INCORPORATED BY REFERENCE
Selected portions of the Registrant’s definitive proxy statement for the 2007 annual meeting of stockholders are incorporated by reference into Part III of the Form 10-K.

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
We commit extensive time and effort to performing due diligence and understanding the fundamentals of the businesses and industries under coverage. We believe our research performance is driven by understanding the complexities of particular events such as bankruptcy proceedings and changes in the regulatory environment. Our research recommendations are typically long term in nature due to the complexities of the bankruptcy and restructuring process of distressed and special situation companies. We cover approximately 40 companies and continue to closely monitor other potential research issues. Notable companies that we have covered include Nextwave Telecom, Enron, RCN Communications, Mirant Corp., Motient Corp., Charter Communications, MCI WorldCom, Delphi Corp., Calpine Corp., Refco Inc., and United Airlines.
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
We are devoted to maintaining an entrepreneurial culture, characterized by experienced professionals, a focus on maximizing our clients’ returns, and broad-based employee ownership. Our employees currently own a large portion of our common stock, and we anticipate that they will continue to maintain a substantial ownership position in our equity.
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
Investment Banking
In 2004, we began to focus more attention on our investment banking efforts, particularly in assisting public companies raise capital. Through this renewed focus, we acted as placement agent for seven private investment in public equity, or PIPE, transactions, and one exit convertible bond financing during 2004. These transactions raised approximately $401 million, which included one of the largest all equity domestic PIPE transactions in 2004. In 2005, we raised approximately $440 million, which included one of the largest PIPE transactions in 2005. In 2006, we completed three private placements in private equity, co-managed two registered public offerings raising in excess of $400 million, and completed two PIPE transactions. In mid 2006, we increased our investment banking staff to help facilitate the growth of that segment.
Recent Developments
On October 1, 2006, Tejas completed its sale of C&TA back to the original Shareholders of C&TA. The consideration paid by the Shareholders to Tejas consisted of 3,157,895 shares of Tejas common stock, which was the Tejas stock portion of the consideration paid by Tejas for C&TA in connection with Tejas’ acquisition of C&TA in July 2005. In addition, as part of the sale, Tejas agreed to cancel the remaining balance of receivables due from C&TA. The sale was consummated on October 1, 2006 with a loss on sale of subsidiary recorded as of September 30, 2006. Accordingly, we have included our consulting segment in discontinued operations in the accompanying consolidated statements of operations.
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
Our Market Opportunity
We believe that, as a strategically positioned financial services holding company recognized for our research focus on distressed debt and special situation securities, the market opportunity available to us is significant due to the following factors:
Our Targeted Addressable Market Continues to Grow As Our Research Coverage Expands to New Industries
Our research coverage has expanded from the telecommunications industry to our current focus on wireless and wire-line telecommunications, cable, technology, transportation, energy, alternative energy, packaging, homebuilders, healthcare, automotive suppliers and municipal securities. The growth from a primarily telecommunications-focused research model has allowed us to include additional high yield debt in other industries to our existing addressable market. Furthermore, we believe that our existing research analysts can continue to expand their research coverage.
Default Rates are at Historic Lows, Creating Potential Opportunities for Distressed Debt
Default rates for speculative-grade credits are currently at historic lows. According to ratings agency Standard & Poor’s, the annual speculative-grade default rate ended 2006 at 1.26%, below the long-term average of 4.54%. Our addressable market of distressed and bankrupt companies could improve if default rates revert to historical averages.
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
Our Extensive Bankruptcy Coverage Allows Us to Identify Distressed Opportunities Regardless of Size
Twelve of the fifteen largest bankruptcies since 1980, as measured by total pre-bankruptcy assets, have occurred since January 2001. We have maintained research coverage on ten of these bankruptcies and believe that our in-depth analysis has afforded us a superior understanding of the complexities of each case.

Largest Bankruptcies 1980-Present
(Bold Indicates Tejas Securities Research Coverage)

Company	Bankruptcy Filing Date	Total Pre-Bankruptcy Assets
Worldcom, Inc.	7/21/02	$103.9
Enron Corp.	12/2/01	63.4
Conseco, Inc.	12/18/02	61.4
Texaco, Inc.	4/12/87	35.9
Financial Corp. of America	9/9/88	33.9
Refco Inc.	10/17/05	33.3
Global Crossing, Ltd.	1/28/02	30.2
Pacific Gas and Electric Co.	4/6/01	29.8
Calpine Corp.	12/20/05	27.2
UAL Corp.	12/9/02	25.2
Delta Air Lines, Inc.	9/14/05	21.8
Adelphia Communications	6/25/02	21.5
M Corp.	3/31/89	20.2
Mirant Corp.	7/14/03	19.4
Delphi Corp.	10/8/05	16.6

Source: New Generation Research, Inc.
(assets in billions)
While our research staff is capable of covering large bankruptcies, we also endeavor to cover niche situations, especially in the telecommunications sector. We believe that this flexibility allows our research staff to identify opportunities wherever they exist regardless of size. Our research department currently maintains coverage on distressed and bankrupt companies with total liabilities ranging from approximately $350 million to $60 billion.
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
Experienced Professionals
We believe that our team of professionals, including our executive management team, has diverse and extensive experience in the financial services industries. Our sales and trading professionals have developed long-term client relationships with hedge funds, pension funds, state and local municipalities, banks, insurance companies and high net worth individuals, and these core clients have historically made up a significant portion of our revenues.
Focus on “Under-Covered” Securities
Our analysts target distressed debt and special situation securities of small- and middle-market capitalization companies for which limited coverage currently exists. We believe the businesses covered by our research analysts are typically covered by fewer than five other analysts.
Entrepreneurial Culture
We have fully embraced an entrepreneurial culture. Our employees own a large portion of our common stock, which, when coupled with our highly competitive compensation packages, enables our employees to directly benefit from their individual production as well as our overall performance. Every employee has the incentive to generate ideas and communicate them to management to maximize client returns and our revenues.

Our Growth Strategies
Our goal is to become a leading financial services firm providing trading, investment banking services and quality research to our clients. In order to achieve this goal, we plan on implementing the following strategies:
Expand Research Coverage to Other Industries Outside Our Current Focus
In the past, we were limited in our ability to provide research coverage on distressed and special situation companies outside of our core industries. The number of companies and industries under coverage has a direct impact on commission and trading revenues. We have expanded coverage with existing staff to provide research coverage of products such as distressed mortgage- and asset-backed securities as well as to cover additional industries such as general industrials, media and retail. We believe this will enable us to expand our sales force, as potential sales professionals would be attracted to our expanded product offering. Our current professional staff of analysts will allow us to provide complementary research capabilities that we believe will generate additional revenues from an existing and expanded client base.
Capitalize on Trading Resources By Increasing the Size of Brokered Transactions
Historically, our modest capital base combined with the lack of leverage provided by our clearing organization has inhibited our ability to acquire securities related to our research. With capital from our February 2005 secondary public offering, we believe we have the ability to conduct larger transactions and realize greater revenues on the securities that we broker. With expanded capital for inventory positions, we believe we are better situated to recruit distressed trading professionals who specialize in trading larger blocks of distressed and special situation securities.
Expand Investment Banking Efforts to Include Additional Capabilities
In 2004, we began to utilize our expertise, industry contacts and business experience to grow our investment banking practice. These investment banking clients are requesting additional services from us, including acquisition and restructuring advisory services. As a result, we have hired additional experienced investment banking professionals to exploit these opportunities.
Develop Direct Investment Operations for Participation in Investment Banking Transactions
Short term bridge financings are often associated with PIPEs or other security transactions. With existing capital, we may offer, in addition to services as placement agent, bridge financing to our investment banking client base. Also, we may have the opportunity from time to time to take a proprietary equity position in future distressed or special situations, which we believe will increase our investment banking revenues.
Grow Through Acquisitions
In the past, we have entertained several potential acquisition candidates but our balance sheet and thinly traded common stock have limited our ability to use our equity as consideration in these potential transactions and has prevented us from completing these transactions. We continue to seek out complementary businesses from an acquisition perspective, and we believe that our balance sheet and public equity currency will be a positive factor in any acquisition.
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

Revenues and Industry Segments
The information required by Regulation S-K Items 101(b) and 101(d) related to financial information about segments and financial information about sales is contained in Note 18 of our consolidated financial statements, which are included in this Annual Report on Form 10-K.
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
Employees
As of December 31, 2006, we had 67 employees. Of these employees, 26 work in sales, seven in trading, eight in research and eight in investment banking with the remaining employees performing management and administrative functions. We believe that this support structure is sufficient to support additional sales, investment banking and research staff.
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
At December 31, 2006, Tejas Securities elected to use the basic method permitted by 15c3-1, which requires it to maintain minimum net capital, as defined in 15c3-1, equal to the greater of $250,000 or 6-2/3% of aggregate indebtedness, as defined in 15c3-1. At December 31, 2006, Tejas Securities had net capital of $3,218,649, which was $2,968,649 in excess of the minimum amount required.
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
We Invest Our Own Principal Capital In Equities And Debt Securities That Expose Us To Risk Of Capital Loss.
We use a portion of our own capital in a variety of principal investment activities, each of which involves risks of illiquidity, loss of principal and revaluation of assets. At December 31, 2006, our principal investments represented approximately $8,483,000 invested in securities that had limited marketability, approximately $11,225,000 invested in marketable securities in long positions and $3,110,000 invested in marketable securities in short positions. Additionally, we may on occasion concentrate our securities holdings to one or two positions based upon our research and potential for market appreciation. We face the risk of greater valuation losses by not adequately diversifying our investment portfolio.
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
Lack Of Liquidity At Our Clearing Organization May Impair Our Business.
We utilize our equity in securities owned at our clearing organization to facilitate the purchase of additional securities for trading purposes. The value of the equity at the clearing organization is primarily affected by realized trading gains and losses, unrealized gains and losses, the purchase and sale of accrued interest on debt securities, and cash withdrawals and deposits at the clearing organization. As a result of this activity, including the purchase and sale of securities, we may have either a receivable or payable balance to the clearing organization. In the event that we have a payable balance to the clearing organization, we may be restricted in our ability to withdraw funds from the clearing organization to cover routine operating expenses. Additionally, if the value of the equity at the clearing organization is insufficient to cover the margin requirements on the value of the securities borrowed, we may be required to either liquidate our holdings at the clearing organization or provide additional funds to cover margin requirements. As of December 31, 2006, we had a net payable balance to our clearing organization of approximately $2,500,000.
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
No Active Public Market For Our Common Stock Currently Exists And None May Develop.
An active public market for our common stock does not currently exist. As of February 28, 2007, over 56% of our issued common stock was held by fewer than ten individuals. Until a broader distribution of our common stock is made, no active public market will develop. Our common stock is currently offered on the OTC Bulletin Board and is subject to increased volatility due to the lack of trading volume and liquidity for potential investors.
Our Chairman Will Have Significant Influence Over Matters Requiring Stockholder Or Board Approval.
Our Chairman, John J. Gorman, beneficially owns or controls approximately 40% of our outstanding common stock. Accordingly, Mr. Gorman will have substantial influence over the outcome of corporate actions requiring director or stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. Mr. Gorman may also delay or prevent a change of control of us, even if such change of control would benefit our other stockholders.
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
EXECUTIVE OFFICERS OF THE REGISTRANT.
The following information sets forth certain information with respect to our executive officers. Their respective backgrounds are described below.

Name	Age	Position
John J. Gorman	46	Director and Chairman
Mark M. Salter	47	Chief Executive Officer
Kurt J. Rechner	46	President, Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary
Kurt E. Morales	41	Director of Accounting
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
     Mark M. Salter. Mr. Salter became our Chief Executive Officer and Director of Sales and Trading in June 2004. Prior to that, Mr. Salter managed the investment grade, government and mortgage-backed bond area for us since May 2000. Mr. Salter joined us from Amherst Securities where he was Director of Fixed Income Securities from October 1995 to May 2000. Mr. Salter has been in the securities industry since 1981 and has been involved in fixed income sales and trading for over 22 years. Mr. Salter holds a B.A. in Economics from York University in Toronto, Canada.
     Kurt J. Rechner, CPA, CFA. Mr. Rechner became our President and Chief Operating Officer in June 2004, and our Secretary in September 2002. Prior to that, Mr. Rechner was our Chief Financial Officer from January 2000 to June 2004. On August 31, 2006, Mr. Rechner assumed the additional responsibilities of interim Chief Financial Officer and Treasurer due to the resignation of the prior Chief Financial Officer and Treasurer. Mr. Rechner has spent the past 22 years in the financial services industry. Prior to joining us, Mr. Rechner was employed from 1997 through 1999 as an Executive Vice President, Finance & Operations, CFO for Xerox Federal Credit Union. From May 1995 to 1997, Mr. Rechner was the Chief Executive Officer for Prism Capital Management, LLC, which managed a global fixed income hedge fund. From 1990 through May 1995, Mr. Rechner was the Senior Vice President of Accounting and Finance for Security Service Federal Credit Union. Mr. Rechner earned a B.S. in Business Administration from the University of Illinois in 1984 and an M.B.A. from Trinity University in 1985. Mr. Rechner also holds the professional designations of Certified Public Accountant and Chartered Financial Analyst.
     Kurt E. Morales, CPA. Mr. Morales became our Director of Accounting on August 7, 2006. Mr. Morales returned to Tejas Securities in June 2006 as the Director of Accounting since his prior service with us from 1999 to 2001. Prior to rejoining Tejas Securities, Mr. Morales served as a Vice President and Controller for NFP Securities, Inc. from 2001 through 2005. Prior to joining NFP and Tejas Securities, Mr. Morales was employed by KPMG LLP as a Senior Auditor in its Financial Services line of business from 1996 to 1998. Mr. Morales graduated from the University of Texas in 1996 with a BBA and MPA in Accounting. Mr. Morales holds the professional designation of Certified Public Accountant and is also registered with the National Association of Securities Dealers as a licensed Series 27 — Financial and Operations Principal.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
Our headquarters are located at 8226 Bee Caves Road, Austin, Texas, which we own. Additionally, we own a building located at 8121 Bee Caves Road, Austin, Texas, which we currently sublease. We lease space for our office in St. Louis, Missouri, which consists of approximately 1,000 square feet. The St. Louis lease was for four years and contains renewal options. We also leased approximately 24,700 square feet in Austin, Texas where our headquarters were previously located. This lease has three months remaining, and we subleased approximately 90% of such space during 2005.
ITEM 3. LEGAL PROCEEDINGS
On August 16, 2005, a stockholder and director of one of our clients, Motient Corporation, filed a stockholders’ derivative suit in the Chancery Court in the State of Delaware against us, and two of our board members, Motient and other directors of Motient. The lawsuit alleged, among other things, that we aided and abetted Motient’s directors and principal executive officer in breaching their fiduciary duties to the stockholders, and that we were unjustly enriched by such breach of fiduciary duties. The plaintiff sought the recovery of damages allegedly suffered by Motient or directly by its stockholders and the recovery of fees paid to certain of the defendants. On March 17, 2006, the Chancery Court of Delaware issued an order to dismiss the suit in its entirety. Although the plaintiff has not as of March 30, 2006 filed for an appeal or reconsideration of this order, we can provide no assurance that the plaintiff will not do so. If the plaintiff were to do so, we would vigorously defend against such appeal or reconsideration. We continue to believe the plaintiff’s allegations are without merit.
There are no other legal proceedings to which we or any of our subsidiaries is a party or to which any of our properties is subject that management believes will have a material adverse affect.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
RECENT STOCK PRICES
Our common stock trades under the symbol “TEJS” on the OTC Bulletin Board. The trading does not constitute a well-established public trading market for our common stock. As of February 28, 2007 there were approximately 375 holders of record of our common stock.
The following table sets forth for the periods indicated the high and low bid prices at closing for our common stock for the periods indicated for 2006 and 2005 as reported on the OTC Bulletin Board by Bloomberg LP. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	High	Low
2006 Price Range
First Quarter	$8.25	$6.20
Second Quarter	7.75	3.45
Third Quarter	4.00	3.00
Fourth Quarter	4.20	3.05
2005 Price Range
First Quarter	$20.00	$15.75
Second Quarter	19.20	11.25
Third Quarter	16.45	10.60
Fourth Quarter	12.00	6.40
DIVIDEND POLICY
We have never paid cash dividends and have no present plan to pay any such dividends. Currently, we intend to reinvest our earnings in order to facilitate expansion. Any future dividends will be decided by our board of directors and will be based upon our future earnings, financial condition and capital requirements.
RECENT SALES OF UNREGISTERED STOCK
None.
EQUITY COMPENSATION PLANS
The following table summarizes information about our equity compensation plans as of December 31, 2006.

	(a)	(b)	(c)
Number of Shares of
Our Common Stock
	Number of Shares of		Remaining Available
	Our Common Stock		for Future Issuance
	to be Issued Upon	Weighted Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	(exceeding securities
	Options, Warrants	Options, Warrants	reflected in
Plan Category	and Rights	and Rights	column (a))
Equity compensation plans approved by our security holders	1,230,835	$9.65	512,600
Total	1,230,835	$9.65	512,600

PERFORMANCE GRAPH
Comparison of Cumulative Total Return(1)
Tejas Incorporated, Standard and Poor’s 500,
Standard and Poor’s Small Cap 600, and
Tejas Incorporated’s Peer Group(2)

(1)	Assumes $100.00 invested on December 31, 2001 and dividends reinvested. Historical performance does not predict future results.
(2)	Our peer group for the 2006 fiscal year consists of First Albany Companies Inc., Paulson Capital Corp., MCF Corporation, Evercore Partners, Inc., Sanders Morris Harris Group, Inc., and Cowen Group, Inc.

ITEM 6. SELECTED FINANCIAL DATA
The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated financial data for the years ended December 31, 2002 and 2003 are derived from our audited consolidated financial statements and notes to the consolidated financial statements, and are not included in this Form 10-K. The selected consolidated financial data for the years ended December 31, 2004, 2005 and 2006 are derived from our audited consolidated financial statements and notes to the consolidated financial statements, which are included elsewhere in this Form 10-K. Historical financial results may not be indicative of our future performance and interim results may not be reflective of the results for the fiscal year.

	AS OF AND FOR THE YEAR ENDED DECEMBER 31,
	2006	2005	2004	2003	2002
STATEMENT OF OPERATIONS DATA:
Commissions	$15,192,207	$17,139,488	$20,945,763	$29,260,473	$19,467,276
Underwriting and investment banking income	1,914,720	16,436,706	18,339,975	72,799	335,663
Net dealer inventory and investment income (loss)	1,090,273	(5,800,745)	9,087,139	(2,793,103)	1,296,933
Other income	656,584	608,046	307,419	43,591	135,055

Total revenues	18,853,784	28,383,495	48,680,296	26,583,760	21,234,927

Commissions, employee compensation and benefits	18,782,596	22,756,977	23,140,948	19,140,520	15,667,467
Clearing and floor brokerage	929,981	741,817	652,037	589,913	412,657
Communications and occupancy	1,685,574	2,068,129	1,903,404	2,100,250	1,631,136
Professional fees	1,891,098	3,202,822	7,874,990	949,313	704,718
Other	3,965,707	5,607,761	3,042,605	2,274,380	2,230,697

Total expenses	27,254,956	34,377,506	36,613,984	25,054,376	20,646,675

Income (loss) from continued operations before income taxes	(8,401,172)	(5,994,011)	12,066,312	1,529,384	588,252
Income tax expense (benefit) from continued operations	(2,760,679)	(2,171,990)	4,784,908	682,254	298,200

Net income (loss) from continued operations	$(5,640,493)	$(3,822,021)	$7,281,404	$847,130	$290,052

Loss from discontinued operations before income taxes	$(36,444,683)	$(931,322)	$0	$0	$0
Income tax expense (benefit) from discontinued operations	1,269,734	(269,424)	0	0	0

Net loss from discontinued operations	$(37,714,417)	$(661,898)	$0	$0	$0

Total net income (loss)	$(43,354,910)	$(4,483,919)	$7,281,404	$847,130	$290,052

Earnings (loss) from continued operations per share:
Basic	$(0.80)	$(0.63)	$2.41	$0.28	$0.10

Diluted	$(0.80)	$(0.63)	$2.06	$0.27	$0.10

Earnings (loss) from discontinued operations per share:
Basic	$(5.25)	$(0.11)	$0	$0	$0

Diluted	$(5.25)	$(0.11)	$0	$0	$0

Total earnings (loss) per share:
Basic	$(6.05)	$(0.74)	$2.41	$0.28	$0.10

Diluted	$(6.05)	$(0.74)	$2.06	$0.27	$0.10

Weighted average shares outstanding:
Basic	7,181,060	6,097,903	3,025,048	3,024,048	3,024,048

Diluted	7,181,060	6,097,903	3,540,392	3,127,752	3,051,406

STATEMENT OF FINANCIAL CONDITION DATA:
Cash and cash equivalents	$2,429,026	$1,644,176	$1,959,719	$551,857	$750,746
Receivable from clearing organization	116,259	316,604	3,737,741	0	0
Securities owned	19,708,338	23,819,028	15,956,971	5,601,782	5,985,305
Other investment	0	0	0	1,155,000	1,250,000
Property and equipment	6,749,668	6,680,058	265,238	329,651	333,800
Goodwill and intangible assets	138,215	138,215	138,215	138,215	138,215
Other assets	2,608,982	3,127,305	464,972	579,948	816,872
Assets of subsidiary to be disposed	0	45,278,080	0	0	0

Total assets	$31,750,488	$81,003,466	$22,522,856	$8,356,453	$9,274,938

Accounts payable, accrued expenses and other liabilities	$2,598,398	$4,615,481	$8,986,909	$2,376,535	$2,380,552
Securities sold, not yet purchased	3,110,165	0	90,838	221,279	985,210
Payable to clearing organization	2,616,279	610,446	0	742,334	971,651
Notes payable	3,822,612	3,906,695	2,800,000	1,655,100	2,423,450
Liabilities of subsidiary to be disposed	0	332,335	0	0	0

Total liabilities	12,147,454	9,464,957	11,877,747	4,995,248	6,760,863

Total stockholders’ equity	19,603,034	71,538,509	10,645,109	3,361,205	2,514,075

Total liabilities and stockholders’ equity	$31,750,488	$81,003,466	$22,522,856	$8,356,453	$9,274,938

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Company Overview
We are a financial services holding company that focuses on the following:
•	proprietary research on distressed debt and special situation securities;

•	trading and other brokerage services to value-based institutional and retail investors active in fixed income and equity instruments; and

•	corporate finance and strategic advisory services to middle-market companies within our target industries.
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
Brokerage Services
We provide brokerage services to approximately 500 institutional clients and a network of retail clients. The majority of our brokerage revenues are derived from research driven recommendations. For the fiscal years ended December 31, 2006, 2005 and 2004, our full service brokerage segment contributed to our total revenues $16,939,064, $11,946,789 and $30,340,321, respectively.
Investment Banking
In 2004, we began to focus more attention on our investment banking efforts, particularly in assisting public companies raise capital. For the fiscal years ended December 31, 2006, 2005 and 2004, our investment banking segment contributed to our total revenues $1,914,720, $16,436,706 and $18,339,975, respectively.
Recent Developments
On October 1, 2006, Tejas completed its sale of C&TA back to the original Shareholders of C&TA. The consideration paid by the Shareholders to Tejas consisted of 3,157,895 shares of Tejas common stock, which was the Tejas stock portion of the consideration paid by Tejas for C&TA in connection with Tejas’ acquisition of C&TA in July 2005. In addition, as part of the sale, Tejas agreed to cancel the remaining balance of receivables due from C&TA. The sale was consummated on October 1, 2006 with a loss on sale of subsidiary recorded as of September 30, 2006. Accordingly, we have included our consulting segment in discontinued operations in the accompanying consolidated statements of operations.
Business Environment
Performance in the financial services industry is highly correlated to the overall strength of the economy and financial market activity. Our profitability is sensitive to a variety of factors, including interest rate trends, the performance of public equity markets and the demand for investment banking services.
Overall market conditions have been and may continue to be affected by political events, legislative and regulatory developments and related changes in investor sentiments. Some of the more recent uncertainties that have affected overall market conditions are terrorist acts, geo-political events, corporate bankruptcies and corporate accounting restatements. These factors, which are unpredictable and beyond our control, may cause our earnings to fluctuate from period to period.

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
Components of our revenues may experience volatility associated with the overall economy and based on the types of securities that we hold. The securities that we typically trade and invest in include distressed debt and special situation securities in the wireless and wire-line telecommunications, cable, satellite, transportation, energy, alternative energy, packaging, homebuilder, healthcare, and automotive supplier industries, as well as government and mortgage-backed securities and municipal securities. Distressed securities market opportunities have historically increased in volume during times of economic turmoil and during times of increasing interest rates. As companies become over-leveraged or have declining business prospects, the level of corporate bankruptcies and restructurings increases, resulting in our being able to identify a greater number of investment opportunities. While it is during these times that these opportunities have led to increased distressed and special situation commissions, our equity trading business is negatively impacted by the less robust economic environment. We tend to see increases in the level of investments in government and mortgage-backed securities, as well as high-grade municipal securities, during times of decreasing interest rates as investors try to capture high long-term rates. As the economy recovers, a number of our clients generally begin to allocate more funds to distressed securities in the hope that the underlying companies will restructure or emerge from bankruptcy with reduced debt and increased business prospects; however, the number of distressed and special situation opportunities decreases as the economic environment improves. Our equity trading commissions are closely tied to the performance of the overall equity markets and thus increase during times of economic recovery. Our retail clients begin to invest with more regularity during economic growth periods. Investment banking revenues are directly related to the overall business environment and fluctuate accordingly.
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

Results of Continued Operations
Fiscal Year Ended December 31, 2006, 2005 and 2004
Our total revenues were $18,853,784 for the year ended December 31, 2006, which was a decrease of $9,529,711 or 34% from $28,383,495 for the year ended December 31, 2005. Our total revenues were $28,383,495 for the year ended December 31, 2005, which was a decrease of $20,296,801 or 42% from $48,680,296 for the year ended December 31, 2004.
Commission revenues were $15,192,207 for the year ended December 31, 2006, which was a decrease of $1,947,281 from $17,139,488 for the year ended December 31, 2005. Commission revenues for the year ended December 31, 2005 decreased $3,806,275 from $20,945,763 for the year ended December 31, 2004. The decrease during 2006 resulted primarily from a decrease in agency commissions. The decrease during 2005 resulted primarily from a decrease in distressed securities commissions. As interest rates have remained low in the United States and the general economy has improved, we have identified fewer attractive distressed situations and, as a result, our commission revenues have decreased. Commission revenues increased to 80.6% of total revenues for the year ended December 31, 2006 and increased to 60.4% of total revenues for the year ended December 31, 2005 from 43.0% of total revenues for the year ended December 31, 2004.
Underwriting and investment banking revenues were $1,914,720 for the year ended December 31, 2006, which was a decrease of $14,521,986 from $16,436,706 for the year ended December 31, 2005. Underwriting and investment banking revenues for the year ended December 31, 2005 decreased $1,903,269 from $18,339,975 for the year ended December 31, 2004. The decrease during 2006 and 2005 was due to the completion of fewer private placements than in the respective preceding years. Underwriting and investment banking revenues decreased to 10.2% of total revenues for the year ended December 31, 2006 and increased to 57.9% of total revenues for the year ended December 31, 2005 from 37.7% of total revenues for the year ended December 31, 2004.
Net dealer inventory and investment income was $1,090,273 for the year ended December 31, 2006, which was a increase in income of $6,891,018 from a loss of $5,800,745 for the year ended December 31, 2005. Net dealer inventory and investment loss for the year ended December 31, 2005 increased $14,887,884 from income of $9,087,139 for the year ended December 31, 2004. The increase during 2006 resulted from increased valuations of corporate equity securities and warrants received in connection with underwriting and investment banking activities. The decrease during 2005 resulted from decreased valuations of corporate equity securities and warrants. Net unrealized trading losses for the year ended December 31, 2006 were $227,860. Net realized trading profits for the same period were $1,318,133. Net dealer inventory and investment income (loss) increased to 5.8% of total revenues for the year ended December 31, 2006 and decreased to (20.4)% of total revenues for the year ended December 31, 2005 from 18.7% of total revenues for the year ended December 31, 2004.
Other income was $656,584 for the year ended December 31, 2006, which was an increase of $48,538 from $608,046 for the year ended December 31, 2005. Other income for the year ended December 31, 2005 increased $300,627 from $307,419 for the year ended December 31, 2004. The increase during 2006 and 2005 resulted from rental income from the office building we purchased in May, 2005 and fees earned on the sale of our research. Other income increased to 3.5% of total revenues for the year ended December 31, 2006 and increased to 2.1% of total revenues for the year ended December 31, 2005 from 0.6% of total revenues for the year ended December 31, 2004.
Total expenses were $27,254,956 for the year ended December 31, 2006, which was a decrease of $7,122,550 or 21% from $34,377,506 for the year ended December 31, 2005. Total expenses for the year ended December 31, 2005 decreased $2,236,478 or 6% from $36,613,984 for the year ended December 31, 2004. Total expenses as a percentage of total revenues were 144.6%, 121.1% and 75.2% for 2006, 2005 and 2004, respectively.
Commissions, employee compensation and benefits were $18,782,596 for the year ended December 31, 2006, which was a decrease of $3,974,381 from $22,756,977 for the year ended December 31, 2005. Commissions, employee compensation and benefits for the year ended December 31, 2005 decreased $383,971 from $23,140,948 for the year ended December 31, 2004. Commission expense for the year ended December 31, 2006 decreased $5,878,523 from $13,528,207 for the year ended December 31, 2005. Commission expense for the year ended December 31, 2005 decreased $531,262 from $14,059,469 for the year ended December 31, 2004. The decrease in commission expense during 2006 resulted from a decrease in commission and investment banking revenues during 2006. The decrease in commission expense during 2005 resulted from a decrease in commission revenues during 2005. Commissions, employee compensation and benefits as a percentage of total revenues were 99.6%, 80.2% and 47.5% for 2006, 2005 and 2004, respectively.

Clearing and floor brokerage expenses were $929,981 for the year ended December 31, 2006, which was an increase of $188,164 from $741,817 for the year ended December 31, 2005. Clearing and floor brokerage expenses for the year ended December 31, 2005 increased $89,780 from $652,037 for the year ended December 31, 2004. The increase during 2006 resulted from an increase in corporate debt trading activity during 2006 through the addition of a distressed debt trader as well as a general increase in the number of securities transactions. The increase during 2005 resulted from an increase in equity trading activity during 2005 through the addition of two institutional equity brokers. Clearing and floor brokerage expenses as a percentage of total revenues were 4.9%, 2.6% and 1.3% for 2006, 2005 and 2004, respectively.
Communications and occupancy charges were $1,685,574 for the year ended December 31, 2006, which was a decrease of $382,555 from $2,068,129 for the year ended December 31, 2005. Communications and occupancy charges for the year ended December 31, 2005 increased $164,725 from $1,903,404 for the year ended December 31, 2004. The decrease during 2006 resulted from reduced telecommunications and other electronic services. The increase during 2005 resulted from the opening of a St. Louis, Missouri branch. Communications and occupancy charges as a percentage of total revenues were 8.9%, 7.3% and 3.9% for 2006, 2005 and 2004, respectively.
Professional fees were $1,891,098 for the year ended December 31, 2006, which was a decrease of $1,311,724 from $3,202,822 for the year ended December 31, 2005. Professional fees for the year ended December 31, 2005 decreased $4,672,168 from $7,874,990 for the year ended December 31, 2004. The decrease during 2006 and 2005 resulted from fewer fees associated with investment banking opportunities. Professional fees as a percentage of total revenues were 10.0%, 11.3% and 16.2% for 2006, 2005 and 2004, respectively.
Other expenses were $3,703,014 for the year ended December 31, 2006, which was a decrease of $1,615,654 from $5,318,668 for the year ended December 31, 2005. Other expenses for the year ended December 31, 2005 increased $2,453,768 from $2,864,900 for the year ended December 31, 2004. The decrease during 2006 is the result of overall reductions in office expense and travel related expenses for sales and investment banking personnel. The increase during 2005 is the result of corporate charitable contributions and travel related expenses for sales and investment banking personnel. In addition, the increase was due to the relocation of our corporate headquarters on August 1, 2005 from leased office space and includes the accrued amounts due, net of sublease receipts through the termination of the office lease agreement. Other expenses as a percentage of total revenues were 19.6%, 18.7% and 5.9% for 2006, 2005 and 2004, respectively.
Income tax benefit was $2,760,679 for the year ended December 31, 2006, which was an increase of $588,689 from a benefit of $2,171,990 for the year ended December 31, 2005. Income tax expense for the year ended December 31, 2005 decreased $6,956,898 from $4,784,908 for the year ended December 31, 2004. The decrease during 2006 and 2005 resulted from a decrease in taxable income from continued operations during those years. Our effective tax rate was 30% for 2006. Our effective tax rate differs from the federal statutory tax rate as a result of estimated state income taxes and non-deductible expenses.
Net loss was $8,401,172 for the year ended December 31, 2006, which was an increase in loss of $2,407,161 from a net loss of $5,994,011 for the year ended December 31, 2005. Net income for the year ended December 31, 2005 decreased $11,103,425 from $7,281,404 for the year ended December 31, 2004. The decrease during 2006 was largely attributed to, in addition to the other factors described above, the decrease in investment banking revenue of $14,521,986. The decrease during 2005 was largely attributed to, in addition to the other factors described above, the loss in net dealer inventory and investment income of $5,800,745.
Results of Discontinued Operations
Fiscal Year Ended December 31, 2006, 2005 and 2004
In 2006, we sold our subsidiary C&TA back to its original shareholders. As a result of the sale we incurred a loss on sale of subsidiary of $12,579,938. Prior to the sale, we had recorded a goodwill impairment of $22,050,056 related to this investment. Our total net loss related to this segment of discontinued operations was $37,714,417, $661,898, and $0 for the years ending December 31, 2006, 2005, and 2004, respectively. Included in these net loss figures are income tax expense (benefit) of $1,269,734, $(269,424), and $0 for the same periods, respectively. The increase in income tax expense for the period ending December 31, 2006 is due to the non-deductible expense arising from the goodwill impairment charge and the net taxable effect from the sale of the subsidiary.

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
We utilize the equity in securities owned at our clearing organization to fund operating and investing activities. The value of the equity at the clearing organization is also used to secure temporary financing for the purchase of investments in our trading accounts. The value of our equity balance held at the clearing organization may fluctuate depending on factors such as the market valuation of securities held in our trading accounts, realized trading profits, commission revenues, cash withdrawals and clearing costs we are charged for conducting our trading activities. As a result of this activity, we may have either a receivable or payable balance to the clearing organization. As of December 31, 2006, we had a net payable balance to the clearing organization of $2,500,020.
Cash Flows From Operating Activities
At December 31, 2006, we had cash and cash equivalents and investments on hand of $22,137,364. Net cash provided by (used in) operating activities was $348,808, $(14,949,600) and $1,771,311 in 2004, 2005 and 2006, respectively. The net cash provided by (used in) operating activities is affected primarily by the brokerage operating activities and changes in the brokerage-related assets and liabilities.
In 2006, the primary sources of cash were from a $4,110,690 decrease in securities owned, an increase of $2,005,833 in payable to clearing organization, and an increase of $3,110,165 in securities sold, not yet purchased. The net effect of these transactions on cash flows from operating activities was $9,266,688 in cash provided in operations with the remaining uses of cash of $7,477,631 resulting from general continued operations and costs incurred in the sale of C&TA.
As of March 31, 2006, we recorded a non-cash expense of $22,050,056 representing the implied impairment of goodwill of C&TA due to the industry-wide decrease in telecommunication restructurings and the associated reduction in C&TA’s customer engagements and fees.
On October 1, 2006, Tejas completed its sale of C&TA back to the original Shareholders of C&TA. The consideration paid by the Shareholders to Tejas consisted of 3,157,895 shares of Tejas common stock, which was the Tejas stock portion of the consideration paid by Tejas for C&TA in connection with Tejas’ acquisition of C&TA in July 2005. In addition, as part of the sale, Tejas agreed to cancel the remaining balance of receivables due from C&TA. The sale was consummated on October 1, 2006 with a loss on sale of subsidiary recorded as of September 30, 2006. Accordingly, we have included our consulting segment in discontinued operations in the accompanying consolidated financial statements.
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

Cash Flows from Investing Activities
Net cash used in investing activities was $58,604, $11,898,161 and $377,430 in 2004, 2005 and 2006, respectively. For the year ended December 31, 2005, the primary use of cash was for the purchase of two office buildings and $5,210,332 payment for our acquisition of C&TA. For the years ended December 31, 2006 and 2004, the changes were primarily due to the purchase and sale of property and equipment in the ordinary course of business.
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
Cash Flows from Financing Activities
Net cash provided by (used in) financing activities was $1,117,658, $26,532,218 and $(609,031) in 2004, 2005 and 2006, respectively.
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
On April 6, 2006, Tejas authorized a stock repurchase program for up to $5 million of its outstanding common stock. Shares may be repurchased in open market transactions, private transactions or otherwise at such times and at such prices, as the officers of Tejas believe appropriate and in the best interest of Tejas. As of December 31, 2006, we had purchased 195,000 shares of our common stock under the program. The net cost of these purchases was $672,281.
As of December 31, 2006, our contractual cash obligations and the periods in which payments under such cash obligations were due are as follows:

	Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Notes Payable	$3,823,000	$88,000	$196,000	$3,539,000	$—
Operating Lease Obligations	4,951,000	1,563,000	1,628,000	684,000	1,076,000
Capital Lease Obligations	143,000	45,000	86,000	12,000	—

Total Contractual Cash Obligations	$8,917,000	$1,696,000	$1,910,000	$4,235,000	$1,076,000

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
Recently Issued Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (Revised 2004). SFAS 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. SFAS 123R was effective on January 1, 2006. We transitioned to fair value based accounting for stock-based compensation using a modified version of prospective application (“modified prospective application”). Under modified prospective application, as it is applicable to us, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of January 1, 2006, must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R. The attribution of compensation cost for those earlier awards is based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation. Future levels of compensation cost recognized related to stock-based compensation awards may be impacted by new awards and/or modifications, repurchases, and cancellations of existing awards before and after adoption of this standard.

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.
The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is a recognition process whereby the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.
The provisions of FIN 48 are effective for the Company on January 1, 2007. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The adoption of FIN 48 is not expected to have a significant impact on the Company’s consolidated financial statements.
In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108. SAB 108 allows for the adjustment of the cumulative effect of prior year immaterial errors in assets and liabilities as of the beginning of the fiscal year, with an offsetting adjustment to the opening balance of retained earnings. The Company adopted SAB 108 for its annual financial statements for the year ended December 31, 2006. No adjustment was made to the consolidated financial statements as the result of adoption of SAB 108.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company on January 1, 2008. The Company is evaluating the impact that SFAS No. 157 will have on its consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of SFAS No. 157. The Company is evaluating the impact that SFAS No. 157 will have on its consolidated financial statements.
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
Our trading securities were $19,708,338 in long positions and $3,110,165 in short positions as of December 31, 2006. These trading securities may be exchange listed, Nasdaq Stock Market, warrants or over-the-counter, or with limited market activity on both long and short positions. The potential loss in fair value, using a hypothetical 10% decline in prices, is estimated to be $2,282,000 as of December 31, 2006. A 10% hypothetical decline was used to represent a significant and plausible market change.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
As of December 31, 2006, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures were effective.
There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be contained in our definitive proxy statement to be filed in connection with our 2007 annual meeting of stockholders, except for the information regarding our executive officers, which is presented in Part I of this Form 10-K. The information required by this item contained in our definitive proxy statement is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be contained in our definitive proxy statement to be filed in connection with our 2007 annual meeting of stockholders and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be contained in our definitive proxy statement to be filed in connection with our 2007 annual meeting of stockholders and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be contained in our definitive proxy statement to be filed in connection with our 2007 annual meeting of stockholders and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be contained in our definitive proxy statement to be filed in connection with our 2007 annual meeting of stockholders and is incorporated herein by reference.
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

TEJAS INCORPORATED

By:	/s/ Mark M. Salter

Mark M. Salter
Chief Executive Officer
Date: March 30, 2007
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John J. Gorman	Chairman of the Board	March 30, 2007

John J. Gorman

/s/ Mark M. Salter	Chief Executive Officer	March 30, 2007

Mark M. Salter	(Principal Executive Officer)

/s/ Kurt J. Rechner	President, Chief Operating	March 30, 2007

Kurt J. Rechner	Officer, Chief Financial Officer (Principal Financial Officer), Treasurer and Secretary

/s/ Kurt E. Morales	Director of Accounting	March 30, 2007

Kurt E. Morales	(Principal Accounting Officer)

/s/ Michael F. Dura	Vice-Chairman of the Board	March 30, 2007

Michael F. Dura

/s/ Clark N. Wilson	Director	March 30, 2007

Clark N. Wilson

/s/ William A. Inglehart	Director	March 30, 2007

William A. Inglehart

/s/ Dennis G. Punches	Director	March 30, 2007

Dennis G. Punches

/s/ Charles H. Mayer	Director	March 30, 2007

Charles H. Mayer

/s/ Barry A. Williamson	Director	March 30, 2007

Barry A. Williamson

TEJAS INCORPORATED AND SUBSIDIARIES
Consolidated Financial Statements
Years Ended December 31, 2006, 2005 and 2004
(With Reports of Independent Registered Public Accounting Firms Thereon)

TEJAS INCORPORATED AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Tejas Incorporated and Subsidiaries
We have audited the accompanying consolidated statements of financial condition of Tejas Incorporated and Subsidiaries (the Company) as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2006, 2005, and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tejas Incorporated and Subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for the years ended December 31, 2006, 2005, and 2004 in conformity with U.S. generally accepted accounting principles.

/s/ PMB Helin Donovan, LLP

Austin, Texas
March 27, 2007

TEJAS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Financial Condition
December 31, 2006 and 2005

	2006	2005
Assets
Cash and cash equivalents (includes $77,094 of cash related to subsidiary to be disposed at December 31, 2005)	$2,429,026	1,644,176
Receivable from clearing organization	116,259	316,604
Receivables from employees	197,425	122,684
Federal income taxes receivable	1,750,015	1,995,480
Securities owned, at fair value	19,708,338	23,819,028
Property and equipment, net	6,749,668	6,680,058
Goodwill	138,215	138,215
Prepaid expenses and other assets	661,542	1,009,141
Assets of subsidiary to be disposed	—	45,278,080

Total assets	$31,750,488	81,003,466

Liabilities and Stockholders’ Equity
Accounts payable, accrued expenses and other liabilities	$2,388,903	3,263,714
Securities sold, not yet purchased	3,110,165	—
Payable to clearing organization	2,616,279	610,446
Deferred tax liability, net	209,495	1,351,767
Notes payable	3,822,612	3,906,695
Liabilities of subsidiary to be disposed	—	332,335

Total liabilities	12,147,454	9,464,957

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 100,000 shares authorized Series A convertible preferred stock, 1,000 shares issued and outstanding at December 31, 2006 and 2005	1	1
Common stock, $0.001 par value 30,000,000 shares authorized; 4,825,613 and 7,860,508 issued and outstanding at December 31, 2006 and 2005, respectively	8,179	7,861
Additional paid in capital	69,839,835	67,622,120
Retained earnings (deficit)	(39,546,383)	3,908,527
Treasury stock, at cost, 3,352,895 shares	(10,698,598)	—

Total stockholders’ equity	19,603,034	71,538,509

Total liabilities and stockholders’ equity	$31,750,488	81,003,466

See accompanying notes to consolidated financial statements.

TEJAS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Operations
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Revenue:
Commissions from agency transactions	$4,928,381	6,218,258	5,574,850
Commissions from principal transactions	10,263,826	10,921,230	15,370,913
Underwriting and investment banking income	1,914,720	16,436,706	18,339,975
Net dealer inventory and investment income (loss), net of trading interest expense of $502,945, $244,674 and $38,776, respectively	1,090,273	(5,800,745)	9,087,139
Other income	656,584	608,046	307,419

Total revenue	18,853,784	28,383,495	48,680,296

Expenses:
Commissions, employee compensation and benefits	18,782,596	22,756,977	23,140,948
Clearing and floor brokerage	929,981	741,817	652,037
Communications and occupancy	1,685,574	2,068,129	1,903,404
Professional fees	1,891,098	3,202,822	7,874,990
Interest, including $0, $73,425 and $48,493, respectively, to related parties	262,693	289,093	177,705
Other	3,703,014	5,318,668	2,864,900

Total expenses	27,254,956	34,377,506	36,613,984

Income (loss) before income tax expense (benefit) from continued operations	$(8,401,172)	(5,994,011)	12,066,312

Income tax expense (benefit) from continued operations	(2,760,679)	(2,171,990)	4,784,908

Net income (loss) from continued operations	$(5,640,493)	(3,822,021)	7,281,404

Loss before income tax expense (benefit) from discontinued operations (including loss from goodwill impairment of $22,050,056 and loss on disposal of $12,579,938 included in the year ended December 31, 2006)	$(36,444,683)	(931,322)	—
Income tax expense (benefit) from discontinued operations	1,269,734	(269,424)	—

Net loss from discontinued operations available to common stockholders	$(37,714,417)	(661,898)	—

Total net income (loss)	$(43,354,910)	(4,483,919)	7,281,404

Less:
Dividends on Series A convertible preferred stock	(100,000)	(26,370)	—

Net income (loss) from continued operations available to common stockholders	$(5,740,493)	(3,848,391)	7,281,404

Total net income (loss) available to common stockholders	$(43,454,910)	(4,510,289)	7,281,404

Earnings (loss) from continued operations per share of common stock:
Basic	$(0.80)	(0.63)	2.41

Diluted	$(0.80)	(0.63)	2.06

Earnings (loss) from discontinued operations per share of common stock:
Basic	$(5.25)	(0.11)	—

Diluted	$(5.25)	(0.11)	—

Total Earnings (loss) per share of common stock:
Basic	$(6.05)	(0.74)	2.41

Diluted	$(6.05)	(0.74)	2.06

Weighted average common shares outstanding:
Basic	7,181,060	6,097,903	3,025,048

Diluted	7,181,060	6,097,903	3,540,392

See accompanying notes to consolidated financial statements.

TEJAS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2006, 2005 and 2004

	Shares Outstanding					Additional
	Treasury	Preferred	Common	Preferred	Common	Paid in	Retained	Treasury
	Shares	Shares	Shares	Stock	Stock	Capital	Earnings (Deficit)	Stock	Total
Balance at December 31, 2003	—	—	3,024,048	—	3,024	2,220,769	1,137,412	—	3,361,205
Issuance of common stock from option exercise	—	—	2,000	—	2	2,498	—	—	2,500
Net income	—	—	—	—	—	—	7,281,404	—	7,281,404

Balance at December 31, 2004	—	—	3,026,048	—	3,026	2,223,267	8,418,816	—	10,645,109
Issuance of common stock from option exercise	—	—	16,565	—	17	140,518	—	—	140,535
Issuance of common stock	—	—	4,817,895	—	4,818	64,225,161	—	—	64,229,979
Issuance of preferred stock	—	1,000	—	1	—	999,999	—	—	1,000,000
Tax impact of stock option exercises	—	—	—	—	—	33,175	—	—	33,175
Dividends on preferred stock	—	—	—	—	—	—	(26,370)	—	(26,370)
Net loss	—	—	—	—	—	—	(4,483,919)	—	(4,483,919)

Balance at December 31, 2005	—	1,000	7,860,508	$1	7,861	67,622,120	3,908,527	—	71,538,509
Issuance of common stock from option exercise	—	—	238,000	—	238	297,262	—	—	297,500
Stock based compensation	—	—	80,000	—	80	1,967,820	—	—	1,967,900
Dividends on preferred stock	—	—	—	—	—	—	(100,000)	—	(100,000)
Purchase of treasury stock	195,000	—	—	—	—	—	—	(672,281)	(672,281)
Common stock and options received from sale of subsidiary	3,157,895	—	—	—	—	(47,367)	—	(10,026,317)	(10,073,684)
Net loss	—	—	—	—	—	—	(43,354,910)	—	(43,354,910)

Balance at December 31, 2006	3,352,895	1,000	8,178,508	$1	8,179	69,839,835	(39,546,383)	(10,698,598)	19,603,034

See accompanying notes to consolidated financial statements.

TEJAS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$(43,354,910)	(4,483,919)	7,281,404
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Deferred tax expense (benefit)	(1,197,584)	(293,927)	1,452,263
Depreciation and amortization expense	726,220	1,375,097	123,017
Stock based compensation expense	1,967,900	—	—
Non-cash compensation expense	—	—	83,640
Goodwill impairment	22,050,056	—	—
Loss on sale of discontinued operations	12,579,938	—	—
Changes in operating assets and liabilities:
Receivable from clearing organization	200,345	3,421,137	(3,737,741)
Receivables from employees	(74,741)	(102,684)	73,583
Federal income tax receivable/payable, net	78,235	(3,645,950)	1,828,318
Securities owned	4,110,690	(8,362,057)	(10,355,189)
Other investment	—	—	1,155,000
Prepaid expenses and other assets	(44,597)	(187,012)	(259,898)
Accounts payable, accrued expenses and other liabilities	(368,493)	(3,189,893)	3,577,186
Payable to clearing organization	2,005,833	610,446	(742,334)
Securities sold, not yet purchased	3,110,165	(90,838)	(130,441)

Net cash (used in) provided by operating activities	1,789,057	(14,949,600)	348,808

Cash flows from investing activities:
Purchase of business, net of cash acquired	—	(5,210,332)	—
Cash disbursed in sale of subsidiary	(17,746)	—	—
Purchase of property and equipment	(377,430)	(6,687,829)	(58,604)

Net cash used in investing activities	(395,176)	(11,898,161)	(58,604)

Cash flows from financing activities:
Payments on capital lease	(50,166)	(48,884)	(29,742)
Payment of accrued dividend on preferred stock	(100,000)	(1,370)	—
Proceeds from notes payable, net of repayment	(84,084)	2,106,695	144,900
Proceeds from notes payable to stockholder	—	—	1,000,000
Payments for purchase of treasury stock	(672,281)
Proceeds from issuance of common stock	297,500	24,475,777	2,500

Net cash provided by (used in) financing activities	(609,031)	26,532,218	1,117,658

TEJAS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Net change in cash and cash equivalents	$784,850	(315,543)	1,407,862

Cash and cash equivalents at beginning of year (includes $77,094 of cash related to subsidiary to be disposed for 2006)	1,644,176	1,959,719	551,857

Cash and cash equivalents at end of year (includes $77,094 of cash related to subsidiary to be disposed for 2005)	$2,429,026	1,644,176	1,959,719

Supplemental disclosures:
Interest paid	$258,178	296,843	177,704
Taxes paid	$133,995	1,750,000	1,142,171
Summary of non-cash investing and financing activies:
On September 29, 2006, the Company recorded $10,026,317 of treasury stock for the sale of Capital & Technology Advisors, Inc.
In July 2006, the Company acquired assets through a capital lease totaling $24,917.
On December 31, 2005 and 2006, the Company had $25,000 of preferred stock dividends declared, but not yet paid, respectively.
On September 25, 2005, Salter Family Partners Ltd. converted the $1,000,000 notes payable to stockholders into 1,000 shares of Series A convertible preferred stock.
On July 1, 2005, the Company issued 3,157,895 shares of common stock worth $39,894,737 for the purchase of Capital & Technology Advisors, Inc.
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
December 31, 2006, 2005 and 2004
(1)	Organization and Basis of Presentation

Tejas Incorporated, a Delaware corporation (“Tejas”), is a financial services holding company whose primary wholly owned operating subsidiaries are Tejas Securities Group, Inc., a Texas corporation (“TSG”) and TI Building Partnership, Ltd., a Texas limited partnership (“TI Building”). TSG is engaged in the business of providing brokerage and related financial services to institutional and retail customers nationwide. TI Building owns and manages the real estate in which Tejas and TSG are headquartered. In addition, prior to October 1, 2006, Tejas owned Capital & Technology Advisors, Inc., a Delaware corporation (“C&TA”). C&TA is an advisory and consulting firm that provides operational and financial restructuring services for companies primarily within the telecommunications and technology industries. Tejas sold C&TA effective October 1, 2006, as further described below.

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
December 31, 2006, 2005 and 2004
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

References to the Company within the accompanying notes to the consolidated financial statements are to Tejas and its subsidiaries.

(2)	Summary of Significant Accounting Policies
(a)	Principles of Consolidation

The accompanying consolidated financial statements reflect the consolidated accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

TEJAS INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
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

(f)	Securities Owned and Securities Sold, Not Yet Purchased

Long and short positions in securities are reported at fair value. Securities with readily determinable market values are based on quoted market prices. Securities with limited market activity for which quoted market values are not readily determinable are based on management’s best estimate which may include dealer price quotations and price quotations for similar instruments traded. Warrants are valued based upon the value of the underlying securities. The difference between cost and fair value has been included in net dealer inventory and investment income (loss) in the accompanying consolidated statements of operations. These investments are subject to the risk of failure of the issuer and the risk of changes in market value based on the ability to trade such securities on the open market.

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

TEJAS INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(h)	Goodwill and Other Intangible Assets

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

Business acquisitions typically result in goodwill and other intangible assets, and the recorded values of those assets may become impaired in the future. The determination of the value of such intangible assets requires the Company to make estimates and assumptions that affect the Company’s consolidated financial statements. Management assesses potential impairments of goodwill on an annual basis or when there are events or changes in circumstances that indicate that the carrying amount of goodwill and other intangible assets may not be recovered. Management’s judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of the acquired businesses, market conditions and other factors. Future events could cause management to conclude that goodwill and other intangible assets associated with the acquired businesses are impaired. Any resulting impairment loss could have an adverse impact on the Company’s results of operations.

(i)	Repurchase and Resale Agreements

Repurchase and resale agreements are treated as financing transactions and are carried at the amounts at which the securities will be subsequently reacquired or resold as specified in the respective agreements. There were no repurchase or resale agreements outstanding at December 31, 2006 or 2005.

(j)	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax benefits or consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the year that includes the enactment date.

(k)	Estimates

The preparation of financial statements in conformity accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

TEJAS INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(l)	Stock-Based Compensation

The Company implemented Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), Share-Based Payment, on January 1, 2006. SFAS 123R requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R applies to the portion of outstanding awards for which the requisite service has not been rendered and all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The impact that this statement will have on the Company’s consolidated financial statements is dependent upon the levels of equity-based awards granted in the future. For all periods prior to January 1, 2006, the Company accounted for stock based compensation under Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employee.

The pro forma disclosures below use the fair value method of SFAS 123 to measure compensation expense for stock-based employee compensation plans. There was no stock based employee compensation costs included in the determination of net income (loss) as reported for the years ended December 31, 2005 and 2004.

	Year Ended December 31,
	2005	2004
Net income (loss) available to common stockholders as reported for basic	$(4,510,289)	7,281,404
Deduct or add stock-based compensation expense determined under the fair value based method	(245,777)	(27,959)
Pro forma net income (loss) available to common stockholders for basic	$(4,756,066)	7,253,445
Net income (loss) available to common stockholders as reported for diluted (Note 15)	$(4,510,289)	7,313,409
Deduct or add stock-based compensation expense determined under the fair value based method	(245,777)	(27,959)
Pro forma net income (loss) available to common stockholders for diluted	$(4,756,066)	7,285,450

TEJAS INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

	2005	2004
Earnings (loss) per share of common stock as reported:
Basic	$(0.74)	2.41
Diluted	$(0.74)	2.07

Pro forma earnings (loss) per share of common stock:
Basic	$(0.78)	2.40
Diluted	$(0.78)	2.06
(m)	Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FIN No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is a recognition process whereby the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

The provisions of FIN 48 are effective for the Company on January 1, 2007. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The adoption of FIN 48 is not expected to have a significant impact on the Company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108. SAB 108 allows for the adjustment of the cumulative effect of prior year immaterial errors in assets and liabilities as of the beginning of the fiscal year, with an offsetting adjustment to the opening balance of retained earnings. The Company adopted SAB 108 for its annual financial statements for the year ended December 31, 2006. No adjustment was made to the consolidated financial statements as the result of adoption of SAB 108.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157

TEJAS INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company on January 1, 2008. The Company is evaluating the impact that SFAS No. 157 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of SFAS No. 157. The Company is evaluating the impact that SFAS No. 157 will have on its consolidated financial statements.
(3)	Receivables From and Payables To Clearing Organization

At December 31, 2006 and 2005, the Company had net receivables from and payables to its clearing organization consisting of the following:

	2006	2005
Receivable:
Receivable from clearing organization	$59,599	—
Fees and commissions receivable	56,660	316,604

	$116,259	316,604

Payable:
Payable to clearing organization	$2,616,279	610,446

(4)	Receivables from Employees

On occasion, the Company makes unsecured advances to employees in months when their commission payout does not meet a predetermined amount and for other reasons deemed hardships by the Company. These advances are to be repaid through reductions of future commissions or bonuses or through regular salary withholdings. At December 31, 2006 and 2005, the balance of advances due to the Company was $2,807 and $631, respectively.

In November 2005, the Company received a $100,000 unsecured note from an employee as part of an employment agreement. The note does not bear interest and was due and payable in sixteen monthly installments of $6,250 beginning in February 2006. In September 2006, the employee left the Company and the employee’s new employer assumed $75,000 of the unpaid balance of the note. The Company forgave approximately $14,000 of the note as part of the assumption by the new employer. This note is

TEJAS INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
included in other assets in the accompanying statements of financial condition.

In March 2006, the Company received a $50,000 unsecured note from an employee. The note does not bear interest and was due and payable on September 1, 2006. The note was delinquent at, and subsequent to, September 1, 2006 and in November 2006, the Company increased the balance of the remaining note by $21,000 and extended the due date for the remaining balance until paid in full under a structured payment plan. The balance of the note was $45,000 as of December 31, 2006.

In July 2006, the Company received a $40,000 unsecured note from an employee. The note does not bear interest and is to be paid in monthly installments of $500 with any discretionary bonuses used to offset the balance until paid in full. The note is due and payable in full on July 1, 2007. The balance of the note was $30,100 as of December 31, 2006.

In November 2006, the Company received a $40,000 unsecured note from an employee. The note does not bear interest and is due and payable in 7 and 41 monthly installments of $500 and $890, respectively. The balance of the note was $39,000 as of December 31, 2006.

These note receivables are included in receivables from employees in the accompanying consolidated statements of financial condition.

(5)	Securities Owned and Securities Sold, Not Yet Purchased

At December 31, 2006 and 2005, securities owned and sold, not yet purchased consisted of the following:

	2006		2005
		Sold,		Sold,
		not yet		not yet
	Owned	purchased	Owned	purchased
State and municipal obligations	$964,634	—	—	—
US Government bonds	4,241,410	3,096,515	1,495,265	—
Corporate bonds and notes	4,790,689	12,375	6,421,559	—
Equity securities	6,728,455	1,275	9,843,204	—
Warrants	2,983,150	—	6,059,000	—

	$19,708,338	3,110,165	23,819,028	—

At December 31, 2006 and 2005, the unrealized gain (loss) associated with securities owned and securities sold, not yet purchased, was $(227,860) and $(5,558,826), respectively.

Approximately 19% of the value of total assets as of December 31, 2006 related to equity securities and warrants in three companies. Approximately 15% of the value of total assets as of December 31, 2005 related to equity securities and warrants in five companies, a portion of which was sold subsequent to year end.

TEJAS INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(6)	Property and Equipment

Property and equipment consists of the following:

	December 31,
	2006	2005
Furniture and equipment	$863,720	765,650
Land	762,236	762,236
Buildings	4,607,170	4,607,170
Building and leasehold improvements	1,605,994	1,307,556

	7,839,120	7,442,612
Accumulated depreciation and amortization	(1,089,452)	(762,554)

	$6,749,668	6,680,058

(7)	Accrued Commissions and Bonuses

Accrued commissions and bonuses are included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated statements of financial condition.

As of December 31, 2006 and 2005, the Company had accrued approximately $510,000 and $607,000, respectively, in commissions and related payroll taxes payable.

The Company pays bonuses to its employees and officers at interim periods and year-end. Accrued bonuses as of December 31, 2006 and 2005 were $556,000 and $365,000, respectively. During 2004, an officer of the Company received approximately $183,000 as part of his contractual compensation which was based on the Company’s operating performance. No such compensation was paid during 2006 and 2005. Management of the Company reviews both contractual and discretionary bonus amounts, with discretionary bonus amounts approved by the Compensation Committee of the Company.

(8)	Notes Payable

On February 22, 2005, the Company purchased an office building through its wholly-owned subsidiary, TI Building. The office building was purchased at a price of approximately $3,470,000, with $2,200,000 being financed through a financial institution. Pursuant to the terms of the promissory note, this loan accrues interest at a rate of 5.75% per annum, with monthly payments of $13,840 through February 2011, at which time the outstanding principal and accrued interest on the note shall be due and payable. A mortgage on the building and the associated real property secures the repayment of such borrowing. In connection with this acquisition, the Company’s Chairman agreed to (1) indemnify the financial institution against any losses incurred by the financial institution as a result of any violations of environmental laws or certain building laws related to such real property and (2) provide a limited guarantee of the Company’s performance under certain provisions of the deed of trust entered into in connection with such financing. The balance of the promissory note was $2,130,956 and $2,171,522 at December 31, 2006 and 2005, respectively. The Company paid approximately $127,000 and $99,000 in interest during 2006 and 2005, respectively, in relation to this promissory note.

On May 10, 2005, the Company borrowed $1,760,000 from a financial institution to finance in part the purchase price of an office building through its wholly-owned subsidiary, TI Building. Pursuant to the

TEJAS INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
terms of a promissory note, the loan accrues interest at a rate of 6.75% per annum, with monthly installments of $13,388 through May 2010, at which time the outstanding principal and accrued interest on the note shall be due and payable. A mortgage on the building and the associated real property secures the repayment of such borrowing. The balance of the promissory note was $1,691,655 and $1,735,173 at December 31, 2006 and 2005, respectively. The Company paid approximately $120,000 and $69,000 in interest during 2006 and 2005, respectively, in relation to this promissory note.

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

On June 6, 2005, the Company’s shareholders approved a proposal to amend its Certificate of Incorporation to authorize the issuance of up to 100,000 shares of preferred stock upon terms to be established by the Company’s board of directors. On June 29, 2005, the Company filed a Certificate of Amendment to the Certificate of Incorporation to affect these measures. On August 9, 2005, the Company’s board of directors designated 1,000 shares of its authorized preferred stock as Series A Convertible Preferred Stock pursuant to a Certificate of Designations for Series A Convertible Preferred Stock. On September 26, 2005, Salter Family Partners, Ltd., a family partnership controlled by Mark M. Salter, the Company’s Chief Executive Officer, converted a $1,000,000 promissory note into 1,000 shares of Series A convertible preferred stock, par value $0.001 per share. The terms of the Series A convertible preferred stock include: a cumulative dividend of 10% payable on a quarterly basis; a mandatory conversion feature to convert the preferred stock into the Company’s common stock in the event the common stock trades above $10.00 per share for ten consecutive trading days; a liquidation preference over the Company’s common stock equal to the conversion price, and; the right for Salter Family Partners, Ltd. to convert the preferred stock into the Company’s common stock on a one-for-two hundred basis, which is consistent with the $5.00 per share conversion price under the original convertible note agreement (Note 9). The preferred stock is also subject to anti-dilution provisions and the right to vote the preferred stock on an as converted basis with the Company’s common stock.

TEJAS INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(11)	Business Combination

On July 1, 2005, the Company completed its acquisition of C&TA. The total consideration paid by the Company in exchange for the outstanding capital stock of C&TA was approximately $45.4 million, consisting of cash in the amount of $3.0 million, which was paid out of the Company’s cash reserves on the closing date, and 3,157,895 shares of the Company’s common stock valued at $12.63 per share for a total value of $39,894,737. A deposit of $2.0 million had previously been paid to C&TA as paying agent for the Shareholders in connection with the execution of the letter of intent relating to the merger. Of the consideration paid by the Company, 309,316 shares of the Company’s common stock was being held in escrow, pursuant to an escrow agreement, for a period of two years following the closing date, to satisfy possible indemnification claims made by the Company under the Agreement and Plan of Merger.

The allocation of the purchase price was based on an evaluation of the tangible and intangible assets acquired and liabilities assumed. The fair values of the intangible assets acquired are based on management’s estimate. The excess of the purchase price over the fair value of net assets acquired (goodwill) reflects the benefits from expansion of the Company’s business segments.

Non-Compete (2 year useful life)	$100,000
Revenue backlog (1 year useful life)	1,440,000

Total intangible assets	1,540,000
Goodwill	44,767,280

Total intangible assets acquired	46,307,280

Deduct liabilities in excess of fair value of net tangible assets acquired, which approximates book value	(365,343)

Net assets acquired	$45,941,937

The consideration paid is as follows:
Cash deposit paid on May 10, 2005	$2,000,000
Cash paid on July 1, 2005 from sale of securities owned	3,000,000
Common stock	40,441,937
Acquisition costs	500,000

Total consideration	$45,941,937

TEJAS INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(12)	Sale of Subsidiary

On September 29, 2006, the board of directors of Tejas approved the sale of C&TA back to the original Shareholders in an agreement dated October 1, 2006. The consideration paid by the Shareholders to Tejas consisted of 3,157,895 shares of Tejas common stock, which was the Tejas stock portion of the consideration paid by Tejas for C&TA in connection with Tejas’ acquisition of C&TA in July 2005. In addition, as part of the sale, Tejas agreed to cancel the remaining balance of receivables due from C&TA. The sale was recorded on September 29, 2006 and the loss incurred was as follows:

Fair value of common stock received	$10,026,317
Return and cancellation of stock options	47,366
Less net assets sold	(22,653,621)

Net loss on sale of subsidiary	(12,579,938)
Net tax effect from taxable gain on sale of subsidiary	(2,024,448)

Tax effected loss on sale of subsidiary	$(14,604,386)

Prior to this transaction, the Company recognized a goodwill impairment of $22,050,056 related to this investment.

(13)	Fair Value of Financial Instruments

Substantially all of the Company’s financial assets and liabilities are carried at fair value or at amounts which, because of their short-term nature or because they carry market rates of interest, approximate current fair value. The Company’s notes payable, if recalculated based on current interest rates, would not significantly differ from the amounts recorded at December 31, 2006 and 2005.

(14)	Income Taxes

The Company files a consolidated tax return. Income tax expense (benefit) consists of the following:

	2006	2005	2004
Federal
Current	$(402,528)	(1,920,195)	2,903,318
Deferred	(1,057,156)	(222,846)	1,258,727
State
Current	109,168	(227,292)	429,438
Deferred	(140,429)	(71,081)	193,425

	$(1,490,945)	(2,441,414)	4,784,908

TEJAS INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
A reconciliation of expected income tax expense (benefit) (computed by applying the statutory income tax rate of 34% to income before income tax expense) to total tax expense (benefit) in the accompanying consolidated statements of operations follows:

	2006	2005	2004
Expected federal income expense	$(15,247,591)	(2,354,613)	4,102,546
Net tax effect of non-deductible goodwill impairment and net taxable gain on sale of subsidiary	13,575,303	—	—
Meals and entertainment	119,606	104,850	80,875
State income tax	(20,632)	(293,927)	622,864
Other, net	82,369	102,276	(21,377)

	$(1,490,945)	(2,441,414)	4,784,908

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2006 and 2005 are as follows:

	2006	2005
Deferred tax assets:
Non-qualified stock option expense	$480,562	874,904
Lease termination liability	8,547	205,622
Charitable contributions carryforwards	249,684	185,790
Net operating loss carryforwards	—	48,418
Accrued expenses	60,643	274,516
Property and equipment	72,697	79,591

Net deferred tax asset	872,133	1,668,841

Deferred tax liabilities:
Unrealized gains on securities held for investment	(96,416)	(1,266,484)
Non-qualified stock option income	(985,212)	(1,650,595)
Acquired intangible assets	—	(134,280)
Other	—	(24,561)

Net deferred tax liability	(1,081,628)	(3,075,920)

Net deferred tax asset attributable to discontinued operations	—	55,312

Net deferred tax asset (liability)	$(209,495)	(1,351,767)

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

TEJAS INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences net of the existing valuation allowances.

(15)	Profit Sharing and Stock Option Plans

Profit Sharing Plan

In 1997, the Company instituted a profit sharing plan under section 401(k) of the Internal Revenue Code. The plan allows all employees who are over 21 years old to defer a predetermined portion of their compensation for federal income tax purposes. Contributions by the Company are discretionary. During 2006, 2005 and 2004, the Company contributed approximately $248,000, $228,000 and $219,000, respectively, to the employee profit sharing plan.

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

During 2004, options totaling 1,082,000 shares were granted to employees under the 1999 Plan. The options vest ratably over three years, and expire five years from the date of the grant. The weighted average purchase price of the common stock was $7.92 per share. The options were granted at or above the market value of the Company’s common stock.

During 2005, options totaling 668,500 shares were granted to employees under the 1999 Plan. The options vest ratably over three years, and expire five years from the date of the grant. The weighted average purchase price of the common stock was $13.18 per share. The options were granted at or above the market value of the Company’s common stock.

During 2006, options totaling 80,000 shares were granted to employees under the 1999 Plan. The options

TEJAS INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
vest ratably over three years, and expire five years from the date of the grant. The weighted average purchase price of the common stock was $6.52 per share. The options were granted at or above the market value of the Company’s common stock.

A summary of the Company’s stock option and warrant activity, and related information for the years ended December 31, follows.

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Outstanding — beginning of year	1,703,602	$5.74	1,480,000	$4.69	644,126	$1.40
Granted	80,000	$6.52	668,500	$13.18	1,082,000	$7.92
Exercised	(238,000)	$1.25	(16,565)	$8.48	(2,000)	$1.25
Forfeited	(314,767)	$7.41	(428,333)	$14.71	(244,126)	$1.63
Canceled	—	—	—	—	—	—
Outstanding — end of Year	1,230,835	$9.65	1,703,602	$6.71	1,480,000	$6.13

Exercisable — end of year	1,136,329	$9.29	1,146,477	$5.74	698,649	$4.69

The fair value of options at date of grant was estimated using the Black Scholes option-pricing model. During 2006, 2005 and 2004, stock options were granted with the following weighted average assumptions:

	2006	2005	2004
Risk-free interest rate	4.59%	3.04%	1.80%
Expected holding period	5 years	5 years	5 years
Expected volatility	.365	.130	.001
Expected dividend yield	0.00%	0.00%	0.00%

Weighted average fair value of options granted during the period	$2.46	$3.64	$3.80

TEJAS INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
The following table summarizes the Company’s options outstanding and exercisable options at December 31, 2006:

	Stock Options Outstanding			Stock Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Exercise Price	Shares	Life	Price	Shares	Price
$1.25	160,000	1.4 years	$1.25	160,000	$1.25
$4.00	20,000	4.9 years	$4.00	6,666	$4.00
$4.50	270,000	2.4 years	$4.50	270,000	$4.50
$7.00	50,000	4.1 years	$7.00	16,665	$7.00
$9.00	532,335	2.9 years	$9.00	532,335	$9.00
$9.90	35,000	2.9 years	$9.90	35,000	$9.90
$10.00	20,000	3.9 years	$10.00	13,333	$10.00
$12.00	20,000	2.9 years	$12.00	20,000	$12.00
$15.00	75,000	3.6 years	$15.00	50,000	$15.00
$16.50	28,500	3.4 years	$16.50	18,998	$16.50
$17.03	20,000	3.2 years	$17.03	13,332	$17.03

	1,230,835			1,136.329

(16)	Earnings (Loss) Per Share of Common Stock

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

Earnings (loss) per share of common stock is calculated as follows.

	2006	2005	2004
Basic earnings (loss) per share of common stock:

Net income (loss) from continued operations available to common stockholders	$(5,740,493)	(3,848,391)	7,281,404

Net income (loss) from discontinued operations available to common stockholders	$(37,714,417)	(661,898)	—

Total net income (loss) available to common stockholders	$(43,454,910)	(4,510,289)	7,281,404

Weighted average common shares outstanding	7,181,060	6,097,903	3,025,048

TEJAS INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

	2006	2005	2004
Basic earnings (loss) from continued operations per share of common stock	$(0.80)	(0.63)	2.41

Basic earnings (loss) from discontinued operations per share of common stock	$(5.25)	(0.11)	—

Basic total earnings (loss) per share of common stock	$(6.05)	(0.74)	2.41

Diluted earnings (loss) per share of common stock:

Net income (loss) from continued operations available to common stockholders	$(5,740,493)	(3,848,391)	7,281,404

Impact of assumed conversion of convertible debt	—	—	32,005

Net income (loss) from continued operations available to common stockholders after assumed conversion	$(5,740,493)	(3,848,391)	7,313,409

Net income (loss) from discontinued operations available to common stockholders	$(37,714,417)	(661,898)	—

Total net income (loss) available to common stockholders	$(43,454,910)	(4,510,289)	7,313,409

Weighted average common shares outstanding	6,097,903	6,097,903	3,025,048
Effect of dilutive securities:
Options	—	—	415,344
Restricted stock units	—	—	—
Convertible debt	—	—	100,000
Convertible preferred stock	—	—	—

Weighted average common shares outstanding after effect of dilutive securities	6,097,903	6,097,903	3,540,392

Diluted earnings (loss) from continued operations per share of common stock	$(0.80)	(0.63)	2.07

Diluted earnings (loss) from discontinued operations per share of common stock	$(5.25)	(0.11)	—

Diluted total earnings (loss) per share of common stock	$(6.05)	(0.74)	2.07

The Company has included the dilutive effect of 1,480,000 shares of the Company’s common stock for the years ended December 31, 2004 in the computation of diluted earnings (loss) per share. Of the 1,480,000 options issued by the Company, 415,344 shares are included as dilutive securities on a weighted average basis for the year ended December 31, 2004 as calculated under the Treasury Stock method. Options to purchase 1,703,602 shares of the Company’s common stock for the year ended December 31, 2005 were not included in the computation of diluted earnings (loss) per share because the options were antidilutive. Options to purchase 1,230,835 shares of the Company’s common stock for the year ended December 31,

TEJAS INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
2006 were not included in the computation of diluted earnings (loss) per share because the options were antidilutive.

Options to purchase 200,000 shares of the Company’s common stock under the convertible notes payable were included in the computation of diluted earnings (loss) per share for the year ended December 31, 2004. Of the 200,000 shares, 100,000 were included as dilutive securities on a weighted average basis for the year ended December 31, 2004. Options to purchase 200,000 shares of the Company’s common stock under the convertible notes payable and convertible preferred stock were not included in the computation of diluted earnings (loss) per share for the year ended December 31, 2005 because the options were antidilutive. Options to purchase 200,000 shares of the Company’s common stock under the convertible preferred stock were not included in the computation of diluted earnings (loss) per share for the year ended December 31, 2006 because the options were antidilutive.

(17)	Concentrations and Off Statement of Financial Condition Risk

The Company’s customers’ securities transactions are introduced on a fully disclosed basis with its clearing organization. The clearing organization carries all of the accounts of the customers of the Company and is responsible for execution, collection and payment of funds, and receipt and delivery of securities relative to customer transactions. Off statement of financial condition risk exists with respect to these transactions due to the possibility that customers may be unable to fulfill their contractual commitments wherein the clearing organization may charge any losses it incurs to the Company. The Company seeks to minimize this risk through procedures designed to monitor the credit worthiness of its customers and that customer transactions are executed properly by the clearing organization. Included in the Company’s clearing agreement with its clearing organization is an indemnification clause. This clause relates to instances where the Company’s customers fail to settle security transactions. In the event this occurs, the Company will indemnify the clearing organization to the extent of the net loss on any unsettled trades. As of December 31, 2006 and 2005, the Company had not been notified by the clearing organization, nor was the Company otherwise aware of any potential losses relating to this indemnification.

The Company has $18,499,268 or approximately 58% of its total assets in securities owned and receivable due from or held by its clearing organization as of December 31, 2006. The Company also has $5,726,444 or approximately 47% of its total liabilities in securities sold, not yet purchased and payable due to its clearing organization as of December 31, 2006.

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

The Company deposits its cash with financial institutions. Periodically such balances exceed applicable FDIC insurance limits. As of December 31, 2006 and 2005, the Company had balances of $2,107,100 and $1,690,158, respectively, in excess of FDIC insurance limits.

The Company had one investment banking customer that generated approximately 37% of the Company’s total revenue for 2005. The Company had two investment banking customers that generated approximately

TEJAS INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
29% of the Company’s total revenue for 2004.

(18)	Industry Segment Data

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

The following table presents segment revenues, income (loss) before income tax expense (benefit), and assets for the year ended December 31, 2006.

		Investment
	Brokerage	Banking	Total
Revenues from external customers	$16,911,677	1,914,720	18,826,397
Interest revenue	530,332	—	530,332
Interest expense	765,638	—	765,638
Depreciation and amortization	326,898	—	326,898
Income(loss) before income tax expense (benefit)	(7,546,987)	(854,185)	(8,401,172)

Segment assets	31,750,488	—	31,750,488
Capital expenditures (including capital leases)	402,347	—	402,347
The following table presents segment revenues, income (loss) before income tax expense (benefit), and assets for the year ended December 31, 2005.

		Investment
	Brokerage	Banking	Total
Revenues from external customers	$11,413,689	16,436,706	27,850,395
Interest revenue	777,774	—	777,774
Interest expense	533,737	—	533,767
Depreciation and amortization	269,238	—	269,238
Income(loss) before income tax expense (benefit)	(11,949,972)	5,955,961	(5,994,011)

Segment assets	35,474,322	—	35,474,322
Capital expenditures	6,687,829	—	6,687,829

TEJAS INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
The following table presents segment revenues, income before income tax expense, and assets for the year ended December 31, 2004.

		Investment
	Brokerage	Banking	Total
Revenues from external customers	$30,082,476	18,339,975	48,422,451
Interest revenue	296,621	—	296,621
Interest expense	216,481	—	216,481
Depreciation and amortization	123,017	—	123,017
Income before income tax expense	7,106,849	4,959,463	12,066,312

Segment assets	22,522,856	—	22,522,856
Capital expenditures	58,604	—	58,604
(19)	Lease Commitments

The Company leases its office facilities and certain office equipment under operating and capital leases. The future minimum payments due under these leases as of December 31, 2006 are as follows:

	Operating		Capital
2007		$1,563,000	45,000
2008		1,146,000	45,000
2009		482,000	41,000
2010		342,000	12,000
2011		342,000	—
Thereafter		1,076,000	—

Minimum Commitments		$4,951,000	143,000

Less Interest			(14,000)

Net Present Value of Capital Lease Obligations	$		129,000

Office equipment, under capital leases, with a recorded cost of $175,612, net of depreciation of $35,569 as of December 31, 2006, collateralizes the above capital lease obligations and is included in the consolidated statements of financial condition under the caption of “Property and Equipment.” Depreciation expense for assets under capital lease was $23,011, $71,511 and $32,239 in 2006, 2005 and 2004, respectively.

In 2005, the Company relocated its Austin, Texas headquarters to buildings owned by its TI Building subsidiary. Rent expense amounted to approximately $80,400, $1,483,000 and $1,504,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Rent expense is reported net of sublease revenue which is disclosed below.

In October 2006, the Company subleased a portion of its former Austin, Texas headquarters, furniture and equipment through February 2007. The sublease was entered into with a Texas non-profit organization as a charitable contribution to the organization. As such, no payments are due under the agreement. The fair market value of rent on the subleased premises was determined to approximate $8,000 per month. During 2006, the Company recorded approximately $25,000 of charitable contributions in relation to this sublease

TEJAS INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
agreement. These contributions are included in other expenses in the accompanying consolidated statements of operations.

In August 2005, the Company subleased a portion of its former Austin, Texas headquarters, furniture and equipment through February 2007. The lease was terminated in September 2006 with no further future minimum payments due. During 2006 and 2005, the Company received approximately $56,000 and $31,000, respectively, in relation to this sublease agreement.

In January 2005, the Company subleased its Houston, Texas office space through August 2006. The lease went to term with no further future minimum payments due. During 2006 and 2005, the Company received approximately $32,000 and $44,000, respectively, in relation to this sublease agreement.

In June 2004, the Company subleased a portion of its former Austin, Texas headquarters, furniture and equipment through February 2007. The lease was terminated in December 2006 with no further future minimum payments due. During 2006 and 2005, the Company received approximately $90,000 and $70,000, respectively, in relation to this sublease agreement.

In June 2003, the Company subleased a portion of its former Austin, Texas headquarters, furniture and equipment through February 2007. Under the terms of the sublease agreement, the future minimum payments to be received are approximately $12,000 in 2007. During 2006 and 2005, the Company received approximately $84,000 and $76,000, respectively, in relation to this sublease agreement.

In September 2002, the Company subleased its Atlanta, Georgia office space. The Company received approximately $63,000 and $91,000 during 2005 and 2004, respectively, in relation to this sublease agreement. The lease and sublease agreements terminated in 2005.

(20)	Contingencies

The Company is involved in various claims and legal actions, including arbitrations, that have arisen in the ordinary course of business. It is management’s opinion that liabilities, if any, arising from these actions will not have a significant adverse effect on the financial condition or results of operations of the Company.

In October 2001, an officer of the Company purchased a liability of the Company in the amount of approximately $121,000 originally payable to a third party. The liability originated from the Merger (Note 1) and is now payable to the officer upon the Company’s successful listing on a national exchange.

(21)	Net Capital Requirements

TSG, as a registered fully licensed broker and dealer in securities, is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1 of the Securities Exchange Act of 1934, as amended). Under this rule, TSG is required to maintain a minimum “net capital” and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. Rule 15c3-1 also provides that equity capital may not be withdrawn or cash dividends paid by TSG if the resulting net capital ratio would exceed 10 to 1. At December 31, 2006, the minimum “net capital” requirement for TSG was $250,000. “Net capital” at December 31, 2006 aggregated $3,218,649. TSG’s ratio of aggregate indebtedness to net capital was 0.74 to 1 at December 31, 2006.

TEJAS INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(22)	Other Related Party Transactions

The Company entered into an engagement letter to place up to $7,000,000 principal amount of debt securities on behalf of a corporation in which one of the Company’s directors is a greater than 10% stockholder and is also the Chairman, Chief Executive Officer and President of the corporation. The Company’s Chairman of the Board is a 10% or greater stockholder in the corporation. In addition, another of the Company’s directors also serves on the board of the corporation. The transaction was consummated on or about September 12, 2006. Under the engagement letter, the Company was to receive a cash fee equal to 1% of the principal amount of debt securities which it placed. On October 13, 2006, the Company received a non-refundable retainer of $25,000 from the corporation and the cash fee of $70,000 from the completion of the engagement. Additionally, the Company may be reimbursed for legal fees incurred and ancillary out of pocket expenses.

The Company entered into an engagement letter to place up to $10,000,000 principal amount of debt securities on behalf of a company in which one of the Company’s directors is a greater than 10% stockholder and is also the Chairman, Chief Executive Officer and President of the company. The Company’s Chairman of the Board is a 10% or greater stockholders in the company. In addition, another of the Company’s former directors also serves on the board of that company. The transaction was consummated on or about December 19, 2005. As part of the purchase price, the purchasers exchanged approximately $5,000,000 principal amount of existing bridge notes, plus accrued interest, which were sold by the company on November 10, 2005, for which the Company also acted as placement agent. Under the engagement letter, the Company received a cash fee equal to 3% of the principal amount of debt securities which it placed, and a ten-year warrant to purchase common stock in the amount of 150,000 shares for each $2,000,000 principal amount of debt securities placed at an exercise price of $2.00 per share. On October 26, 2005, the Company received a non-refundable retainer of $125,000 from the company. In December 2005, the Company received the cash fee of $300,000 upon completion of the engagement. Additionally, the Company may be reimbursed for legal fees incurred and ancillary out of pocket expenses.

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

TEJAS INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(23)	Quarterly Results (Unaudited)

The following tables set forth selected quarterly consolidated statements of operations information for the years ended December 31, 2006 and 2005.

	First	Second	Third	Fourth
2006	Quarter	Quarter	Quarter	Quarter
Total revenue from continued operations	$11,809,894	680,347	(412,482)	6,776,024
Net income (loss) from continued operations available to common stockholders	2,859,155	(2,970,865)	(5,134,710)	(494,819)
Net income (loss) from discontinued operations available to common stockholders	(22,544,204)	(299,164)	(14,870,304)	—
Total net income (loss) available to common stockholders	(19,685,049)	(3,270,029)	(20,005,014)	(494,819)
Basic earnings (loss) from continued operations per share of common stock	0.36	(0.37)	(0.64)	(0.10)
Basic earnings (loss) from discontinued operations per share of common stock	(2.86)	(0.04)	(1.84)	—
Basic total earnings (loss) per share of common stock	(2.50)	(0.41)	(2.48)	(0.10)
Diluted earnings (loss) from continued operations per share of common stock	0.36	(0.37)	(0.64)	(0.10)
Diluted earnings (loss) from discontinued operations per share of common stock	(2.86)	(0.04)	(1.84)	—
Diluted total earnings (loss) per share of common stock	(2.50)	(0.41)	(2.48)	(0.10)

TEJAS INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

	First	Second	Third	Fourth
2005	Quarter	Quarter	Quarter	Quarter
Total revenue from continued operations	$12,754,747	13,750,133	2,033,151	(154,537)
Net income (loss) from continued operations available to common stockholders	2,342,577	702,551	(3,103,239)	(3,790,279)
Net income (loss) from discontinued operations available to common stockholders	—	—	167,838	(829,737)
Total net income (loss) available to common stockholders	2,342,577	702,551	(2,935,401)	(4,620,016)
Basic earnings (loss) from continued operations per share of common stock	0.59	0.15	(0.39)	(0.78)
Basic earnings (loss) from discontinued operations per share of common stock	—	—	0.02	(0.17)
Basic total earnings (loss) per share of common stock	0.59	0.15	(0.37)	(0.95)
Diluted earnings (loss) from continued operations per share of common stock	0.47	0.13	(0.39)	(0.78)
Diluted earnings (loss) from discontinued operations per share of common stock	—	—	0.02	(0.17)
Diluted total earnings (loss) per share of common stock	0.47	0.13	(0.37)	(0.95)

(a) Exhibits;

Exhibit
Number	Description of Exhibits

3.1	Certificate of Incorporation (Incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on May 2, 2001).

3.2	Bylaws (Incorporated herein by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on May 2, 2001).

3.3	Certificate of Amendment to Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.3 to the registrant’s Current Report on Form 8-K filed on June 25, 2001).

3.4	Certificate of Amendment to Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.4 to the registrant’s Current Report on Form 8-K filed on June 20, 2002).

3.5	Certificate of Ownership and Merger Merging Tejas Incorporated into Westech Capital Corp. (Incorporated herein by reference to Exhibit 3.5 to the registrant’s Registration Statement on Form S-1, filed on December 22, 2004).

3.6	Certificate of Amendment to Certificate of Incorporation (Incorporated herein by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on June 30, 2005).

3.7	Certificate of Designations for Series A Convertible Preferred Stock (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10.1†	First Amended and Restated Westech Capital Corp. 1999 Stock Option Plan (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.2†	Form of Incentive Stock Option Agreement (Incorporated herein by reference to Exhibit 10.3 to the registrant’s Registration Statement on Form 10-12(g)) (File No. 000-29235).

10.3†	Form of Nonqualified Stock Option Agreement (Incorporated herein by reference to Exhibit 10.4 to the registrant’s Registration Statement on Form 10-12(g)) (File No. 000-29235).

10.4†	Employment and Confidentiality Agreement, dated as of June 1, 2004, between Westech Capital Corp. and Kurt J. Rechner (Incorporated herein by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.5†	Employment and Confidentiality Agreement, dated as of June 1, 2004, between Westech Capital Corp. and John F. Garber (Incorporated herein by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.6	Agreement, dated December 3, 2001, with Correspondent Services Corporation (Incorporated herein by reference to Exhibit 10.9 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.7†	Employment and Confidentiality Agreement, dated as of June 1, 2004, between Westech Capital Corp. and Mark M. Salter (Incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.8	Agreement, dated as of October 15, 2004, between Seton Securities Group, Inc., Charles H. Mayer, Westech Capital Corp., and Tejas Securities Group, Inc. (Incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on November 9, 2004).

10.9	Agreement Regarding Contract between Blake Byram and TI Building Partnership, Ltd. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 18, 2005).

10.10	Real Estate Purchase and Sale Agreement, and the first and second amendments thereto, between Blake Byram and 8226 Bee Caves, Ltd. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 18, 2005).

Exhibit
Number	Description of Exhibits

10.11	Promissory Note, dated February 22, 2005, made by TI Building Partnership, Ltd. for the benefit of Community Credit Union (Incorporated herein by reference to Exhibit 10.16 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.12†	First Amendment to First Amended and Restated Stock Option Plan (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on November 9, 2004).

10.13	Piggy-back Registration Rights Agreement, dated as of July 7, 2004, by and between Westech Capital Corp. and Salter Family Partners, Ltd. (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.14	Assignment of Purchase and Sale Agreement between CNW2, Inc. and TI Building Partnership, Ltd. (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 25, 2005).

10.15	Purchase and Sale Agreement, between Catalyst Development II, L.P. and CNW2, Inc. (Incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on April 25, 2005).

10.16	Promissory Note, dated May 9, 2005, made by TI Building Partnership, Ltd. for the benefit of First United Bank (Incorporated herein by reference to Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

10.17	Non-Compete Agreement, dated as of July 1, 2005, by and between Tejas Incorporated and John Gorman (Incorporated herein by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed on July 8, 2005).

10.18	Employment Agreement dated June 1, 2006 by and between Tejas Incorporated and Kurt E. Morales (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

10.19	Purchase Agreement dated October 1, 2006 by and among Tejas Incorporated, Capital & Technology Advisors, Inc. and the persons and entities listed on the signature page thereto (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on October 5, 2006).

21.1*	Subsidiaries of the Registrant

23.1*	Consent of PMB Helin Donovan, LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer under Securities Exchange Act Rules 13a-14 or 15d-14

31.2*	Certification of Chief Financial Officer under Securities Exchange Act Rules 13a-14 or 15d-14

32.1*	Certifications of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certifications of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.