Form 10-Q
period 2007-03-31
Tejas Inc
filed 2007-05-14
CIK 869688

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 30, 2007, the Registrant had the following number of shares of common stock, $0.001 par value per share, outstanding: 4,825,613.

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements
TEJAS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Financial Condition (Unaudited)

	March 31,	December 31,
	2007	2006
	(Unaudited)
Assets

Cash and cash equivalents	$2,402,671	2,429,026
Receivable from clearing organization	267,652	116,259
Receivables from employees	120,451	197,425
Federal income taxes receivable	1,529,067	1,750,015
Deferred tax asset, net	77,232	—
Securities owned, at fair value	17,215,571	19,708,338
Property and equipment, net	6,696,410	6,749,668
Goodwill	138,215	138,215
Prepaid expenses and other assets	1,062,686	661,542

Total assets	$29,509,955	31,750,488

Liabilities and Stockholders’ Equity

Accounts payable, accrued expenses and other liabilities	$3,162,436	2,388,903
Securities sold, not yet purchased	1,088,523	3,110,165
Payable to clearing organization	1,755,391	2,616,279
Deferred tax liability, net	—	209,495
Notes payable	3,800,323	3,822,612

Total liabilities	9,806,673	12,147,454

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 100,000 shares authorized Series A convertible preferred stock, 1,000 shares issued and outstanding at March 31, 2007 and December 31, 2006	1	1
Common stock, $0.001 par value 30,000,000 shares authorized; 8,178,508 shares issued and 4,825,613 outstanding at March 31, 2007 and December 31, 2006	8,179	8,179
Additional paid in capital	70,133,146	69,839,835
Retained deficit	(39,739,446)	(39,546,383)
Treasury stock, at cost, 3,352,895 shares	(10,698,598)	(10,698,598)

Total stockholders’ equity	19,703,282	19,603,034

Total liabilities and stockholders’ equity	$29,509,955	31,750,488

See accompanying notes to consolidated financial statements.

TEJAS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended
	March 31,
	2007	2006
Revenue:
Commissions from agency transactions	$946,395	1,130,255
Commissions from principal transactions	1,969,696	2,957,984
Underwriting and investment banking income	2,658,324	1,143,570
Net dealer inventory and investment income, net of trading interest expense of $104,543 and $133,279 for the three months ended March 31, 2007 and 2006, respectively	988,646	6,379,564
Other income	65,812	198,521

Total revenue	6,628,873	11,809,894

Expenses:
Commissions, employee compensation and benefits	4,941,916	5,104,685
Clearing and floor brokerage	190,580	222,883
Communications and occupancy	551,879	424,548
Professional fees	209,903	542,506
Interest	64,176	64,420
Other	857,859	748,076

Total expenses	6,816,313	7,107,118

Income (loss) before income tax expense (benefit) from continued operations	$(187,440)	4,702,776

Income tax expense (benefit) from continued operations	(19,377)	1,818,621

Net income (loss) from continued operations	$(168,063)	2,884,155

Loss before income tax benefit from discontinued operations (including loss from goodwill impairment of $22,050,056 included in the three months ended March 31, 2006)	$—	(22,860,984)

Income tax benefit from discontinued operations	—	(316,780)

Net loss from discontinued operations available to common stockholders	$—	(22,544,204)

Total net loss	$(168,063)	(19,660,049)

Less:
Dividends on Series A convertible preferred stock	(25,000)	(25,000)

Net income (loss) from continued operations available to common stockholders	$(193,063)	2,859,155

Total net loss available to common stockholders	$(193,063)	(19,685,049)

Earnings (loss) from continued operations per share of common stock:
Basic	$(0.04)	0.37

Diluted	$(0.04)	0.37

Loss from discontinued operations per share of common stock:
Basic	$—	(2.87)

Diluted	$—	(2.87)

Total loss per share of common stock:
Basic	$(0.04)	(2.50)

Diluted	$(0.04)	(2.50)

Weighted average common shares outstanding:
Basic	4,825,613	7,860,508

Diluted	4,825,613	7,860,508

See accompanying notes to consolidated financial statements.

TEJAS INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(168,063)	(19,660,049)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Deferred tax expense (benefit)	(286,727)	342,553
Depreciation and amortization expense	82,320	458,616
Stock based compensation expense	293,310	48,159
Goodwill impairment	—	22,050,056
Changes in operating assets and liabilities:
Receivable from clearing organization	(151,393)	(11,255,375)
Receivables from employees	76,974	(33,604)
Federal income tax receivable/payable, net	220,948	1,052,582
Securities owned	2,492,767	(11,071,012)
Prepaid expenses and other assets	(401,144)	(442,375)
Accounts payable, accrued expenses and other liabilities	782,475	8,423,102
Payable to clearing organization	(860,888)	6,120,486
Securities sold, not yet purchased	(2,021,642)	3,307,470

Net cash (used in) provided by operating activities	58,937	(659,391)

Cash flows from investing activities:
Purchase of property and equipment	(29,061)	(116,773)

Net cash used in investing activities	(29,061)	(116,773)

Cash flows from financing activities:
Payments on capital lease	(8,942)	(15,102)
Payment of accrued dividend on preferred stock	(25,000)	(25,000)
Payments on notes payable	(22,289)	(20,955)

Net cash used in financing activities	(56,231)	(61,057)

Net change in cash and cash equivalents	$(26,355)	(837,221)

Cash and cash equivalents at beginning of period (includes $77,094 of cash related to subsidiary to be disposed for 2006)	2,429,026	1,644,176

Cash and cash equivalents at end of period (includes $52,941 of cash related to subsidiary to be disposed for 2006)	$2,402,671	806,955

Supplemental disclosures:
Interest paid	$64,622	64,838
Taxes paid	$6,437	34,537
Summary of non-cash investing and financing activities:
On March 31, 2007 and 2006, the Company had $25,000 of preferred stock dividends declared, but not yet paid.
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
On October 1, 2006, Tejas completed its sale of C&TA back to the original Shareholders of C&TA. The consideration paid by the Shareholders to Tejas consisted of 3,157,895 shares of Tejas common stock, which was the Tejas stock portion of the consideration paid by Tejas for C&TA in connection with Tejas’ acquisition of C&TA in July 2005 (the “Original Acquisition”). In addition, as part of the sale, Tejas agreed to cancel the remaining balance of receivables due from C&TA. The sale was consummated on October 1, 2006. Accordingly, we have included this operating segment in discontinued operations in the accompanying consolidated financial statements.
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
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions for Form 10-Q and, therefore should be read in conjunction with the Company’s 2006 Form 10-K. All adjustments (consisting of only normal recurring adjustments) that are necessary in the opinion of management for a fair presentation of the interim consolidated financial statements have been included. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results for the year ending December 31, 2007.
The Company implemented Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), "Share-Based Payment”, on January 1, 2006. SFAS 123R requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The impact that this statement will have on the Company’s consolidated financial statements is dependent upon the levels of equity-based awards granted in the future. For all periods prior to January 1, 2006, the Company accounted for stock based compensation under Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employee.

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
The provisions of FIN 48 were adopted by the Company on January 1, 2007 (the effective date). The provisions of FIN 48 were to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. At present, the Company has not identified any tax position taken to which the provisions of FIN 48 apply or would otherwise cause an impact on the Company’s consolidated financial statements. As such, there have been no adjustments to the consolidated financial statements as a result of the adoption of FIN 48. However, the Company is currently undergoing a routine audit by the Internal Revenue Service related to the Company’s 2004 consolidated federal tax return. At present, the Company has not received any notice of proposed adjustments as a result of this audit. In addition to the federal tax return under audit for 2004, the remaining tax years subject to examination from a federal income tax perspective are 2003 through 2006. Similarly, the remaining tax years subject to examination from a state tax perspective are 2002 through 2006.
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
TSG elects to use the basic method of the Rule, which requires it to maintain minimum net capital equal to the greater of $250,000 or 6-2/3% of aggregate indebtedness. As of March 31, 2007, TSG’s net capital requirement was $250,000. Minimum net capital requirements may be as great as $1,000,000 depending upon the number and value of securities in which TSG makes markets. As of March 31, 2007, TSG’s net capital of $3,426,957 was $3,176,957 in excess of the minimum required. TSG’s ratio of aggregate indebtedness to net capital was 0.94 to 1 at March 31, 2007.

(3) Securities Owned and Securities Sold, Not Yet Purchased
At March 31, 2007 and December 31, 2006, the fair value of securities owned and sold, not yet purchased consisted of the following:

	2007		2006
		Sold, not yet		Sold, not yet
	Owned	purchased	Owned	purchased
State and municipal obligations	$671,781	$—	$964,634	$—
US Government bonds	1,802,021	1,088,523	4,241,410	3,096,515
Corporate bonds and notes	3,988,118	—	4,790,689	12,375
Equity securities	9,780,476	—	6,728,455	1,275
Warrants	973,175	—	2,983,150	—

	$17,215,571	$1,088,523	$19,708,338	$3,110,165

For the three months ended March 31, 2007, the incremental unrealized loss associated with securities owned and securities sold, not yet purchased of $1,642,297 was included in the consolidated statements of operations. As of March 31, 2007, the unrealized gain recorded on our securities was $554,145 and is included in our consolidated statements of financial condition.
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
Earnings (loss) per share of common stock are calculated as follows:

	For the Three Months Ended
	March 31,
	2007	2006
BASIC EARNINGS (LOSS) PER SHARE OF COMMON STOCK:

Net income (loss) from continued operations available to common stockholders	$(193,063)	2,859,155

Net loss from discontinued operations available to common stockholders	$—	(22,544,204)

Total net loss available to common stockholders	$(193,063)	(19,685,049)

Weighted average common shares outstanding	4,825,613	7,860,508

Basic loss from continued operations per share of common stock	$(0.04)	0.37

Basic loss from discontinued operations per share of common stock	$—	(2.87)

Basic total earnings (loss) per share of common stock	$(0.04)	(2.50)

DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
Net income (loss) from continued operations available to common stockholders	$(193,063)	2,859,155

	For the Three Months Ended
	March 31,
	2007	2006
Net loss from discontinued operations available to common stockholders	$—	(22,544,204)

Total net loss available to common stockholders	$(193,063)	(19,685,049)

Weighted average common shares outstanding	4,825,613	7,860,508
Effect of dilutive securities:
Options	—	—
Restricted Stock Units	—	—
Convertible preferred stock	—	—

Weighted average common shares outstanding after effect of dilutive securities	4,825,613	7,860,508
Diluted loss from continued operations per share of common stock	$(0.04)	0.37

Diluted earnings (loss) from discontinued operations per share of common stock	$—	(2.87)

Diluted total earnings (loss) per share of common stock	$(0.04)	(2.50)

Options to purchase 1,240,501 and 1,728,601 of the Company’s common stock for the three months ended March 31, 2007 and 2006, respectively, were not included in the computation of diluted earnings (loss) per share of common stock because the options were antidilutive. The 200,000 shares of the Company’s common stock issuable upon conversion of the convertible preferred stock for the three months ended March 31, 2007 and 2006 were not included in the computation of diluted earnings (loss) per share of common stock because they were antidilutive.
(7) Industry Segment Data
The Company has two reportable segments: brokerage services and investment banking services. The brokerage services segment includes sales, trading and market-making activities of the Company and encompasses both retail and institutional customer accounts. The investment-banking segment participates in underwriting of corporate securities as a managing underwriter and a syndicate member, and provides advisory services to companies. These segments require the commitment of significant human capital and financial resources, as well as industry specific skills. The buildings owned are included in the brokerage segment as brokerage is the primary occupant.
The following table presents segment revenues, income (loss) before income tax expense (benefit), and assets from continued operations for the three months ended March 31, 2007.

		Investment
	Brokerage	Banking	Total
Revenues from external customers	$3,930,881	2,658,324	6,589,205
Interest revenue	144,211	—	144,211
Interest expense	168,719	—	168,719
Depreciation and amortization	82,319	—	82,319
Income (loss) before income tax expense (benefit)	(1,735,482)	1,548,042	(187,440)

Segment assets	29,509,955	—	29,509,955
Capital expenditures	29,061	—	29,061

The following table presents segment revenues, income (loss) before income tax expense (benefit), and assets from continued operations for the three months ended March 31, 2006.

		Investment
	Brokerage	Banking	Total
Revenues from external customers	$10,687,974	1,143,570	11,831,544
Interest revenue	111,629	—	111,629
Interest expense	197,699	—	197,699
Depreciation and amortization	85,681	—	85,681
Income (loss) before income tax expense (benefit)	3,923,221	779,555	4,702,776

Segment assets	55,663,877	—	55,663,877
Capital expenditures	112,745	—	112,745
(8) Impairment of Goodwill
Goodwill represents the excess of the purchase price over fair value of assets of businesses acquired. Goodwill and other intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually.
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
(9) Discontinued Operations
On July 1, 2005, the Company completed its acquisition of C&TA. The total consideration paid by the Company in exchange for the outstanding capital stock of C&TA was approximately $45.9 million, consisting of cash in the amount of $5.0 million ($2 million of which was paid upon the execution of the letter of intent relating to this acquisition), which was paid out of the Company’s cash reserves, and 3,157,895 shares of the Company’s common stock valued at $12.63 per share for a total value of $39,894,737. The total purchase consideration, including approximately $0.5 million in transaction costs, was allocated to the assets acquired, identifiable intangible assets and liabilities assumed, based on the respective fair values at the date of acquisition. The allocation resulted in goodwill of approximately $44.7 million. In connection with this acquisition, the Company and the former shareholders of C&TA entered into a registration rights agreement pursuant to which such shareholders were granted the right to register the shares of the Company’s common stock they received in this acquisition for resale under a shelf registration statement filed by the Company. In addition, such shareholders were also granted “piggyback” registration rights with respect to certain registrations initiated by the Company on the Company’s behalf or for the benefit of selling stockholders.
As of March 31, 2006, the Company recorded a non-cash expense of $22,050,056 representing the implied impairment of goodwill of C&TA due to the industry-wide decrease in telecommunication restructurings and the associated reduction in C&TA’s customer engagements and fees.

On October 1, 2006, the Company completed its sale of C&TA back to the original Shareholders of C&TA. The consideration paid by the Shareholders to the Company consisted of 3,157,895 shares of the Company’s common stock, which was the Company’s stock portion of the consideration paid by the Company for C&TA in connection with the Company’s acquisition of C&TA in July 2005. In addition, as part of the sale, the Company agreed to cancel the remaining balance of receivables due from C&TA. The sale was consummated on October 1, 2006. Accordingly, the Company has included its consulting segment in discontinued operations in the accompanying consolidated financial statements.
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
We caution you that any forward-looking information provided by us or on our behalf is not a guarantee of future performance. Actual results may differ materially as a result of various factors, many of which are outside of our control, including the rapidly changing business environment and our limited administrative, operational, financial and other resources; our dependence on third party vendors to provide critical services; unanticipated changes in economic or political trends impacting business and finance, particularly those resulting in downward changes in volumes and price levels of securities transactions; customer defaults on indebtedness to us; our potential failure to comply with various regulatory requirements or to maintain net capital levels; and other factors discussed under the heading “Quantitative and Qualitative Disclosures About Market Risk,” under Part II, Item 1A in this quarterly report on Form 10Q and in our annual report on Form 10-K and other reports filed by us with and available from the Securities and Exchange Commission.
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
Investment Banking
In 2004, we began to focus more attention on our investment banking efforts, particularly in assisting companies in raising capital. We have also provided bankruptcy and restructuring advisory services in order to enhance returns for our clients. We believe that providing these services will help build client relationships and generate revenues from these and other types of advisory services.
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
Our total revenues from continued operations were $6,628,873 for the three months ended March 31, 2007, which was a decrease of $5,181,021 or 44% from $11,809,894 for the three months ended March 31, 2006. The reasons for the changes are set forth below.
Commission revenues from agency and principal transactions were $2,916,091 for the three months ended March 31, 2007, which was a decrease of $1,172,148 from $4,088,239 for the three months ended March

31, 2006. The overall decrease in commission revenue is primarily the result of a change in the mix of number of transactions, size of transactions, and the commissions charged. Commission revenues increased to 44.0% of total revenues for the three months ended March 31, 2007 from 34.6% of total revenues for the three months ended March 31, 2006.
Underwriting and investment banking revenues were $2,658,324 for the three months ended March 31, 2007, which was an increase of $1,514,754 from $1,143,570 for the three months ended March 31, 2006. The increase in investment banking revenues for the three months ended March 31, 2007 is due to an increase in proceeds raised in various engagements during the first quarter of 2007 as compared to the same period in 2006. We completed five engagements in the three months ended March 31, 2007 compared to three engagements in the three months ended March 31, 2006. Underwriting and investment banking revenues increased to 40.1% of total revenues for the three months ended March 31, 2007 from 9.7% of total revenues for the three months ended March 31, 2006.
Net dealer inventory and investment income was $988,646 for the three months ended March 31, 2007, which was a decrease of $5,390,918 from $6,379,564 for the three months ended March 31, 2006. The decrease in inventory and investment income for the three months ended March 31, 2006 resulted from the mark to market of the fair value of our securities which was slightly offset by increases in realized trading gains. Net unrealized trading losses for the three months ended March 31, 2007 were $1,642,297. Net realized trading gains for the three months ended March 31, 2007 were $2,735,485. Net dealer inventory and investment income decreased to 14.9% of total revenues for the three months ended March 31, 2007 from 54.0% of total revenues for the three months ended March 31, 2006.
Other income was $65,812 for the three months ended March 31, 2007, which was a decrease of $132,709 from $198,521 for the three months ended March 31, 2006. The decrease was primarily due to rental revenues from TI Building which were minimal compared to the same period in 2006. Other income decreased to 1.0% of total revenues for the three months ended March 31, 2007 from 1.7% of total revenues for the three months ended March 31, 2006.
Total expenses from continued operations were $6,816,313 for the three months ended March 31, 2007, which was a decrease of $290,805 or 4% from $7,107,118 for the three months ended March 31, 2006. The explanations for the changes are set forth below.
Commissions, employee compensation and benefits were $4,941,916 for the three months ended March 31, 2007, which was a decrease of $162,769 from $5,104,685 for the three months ended March 31, 2006. Commission expense was $2,152,353 for the three months ended March 31, 2007, which was a decrease of $359,971 from $2,512,324 for the three months ended March 31, 2006. The decrease in commission expense for the period is due to the decrease in commission revenues from the comparable period in the prior year. Commissions, employee compensation and benefits increased to 74.6% of total revenues for the three months ended March 31, 2007 from 43.2% of total revenues for the three months ended March 31, 2006.
Clearing and floor brokerage costs were $190,580 for the three months ended March 31, 2007, which was a decrease of $32,303 from $222,883 for the three months ended March 31, 2006. Clearing and floor brokerage costs increased to 2.9% of total revenues for the three months ended March 31, 2007 from 1.9% of total revenues for the three months ended March 31, 2006.
Communications and occupancy charges were $551,879 for the three months ended March 31, 2007, which was an increase of $127,331 from $424,548 for the three months ended March 31, 2006. The increase in communications and occupancy charges resulted primarily from a decrease in sublease revenue over the same period in 2006. Communications and occupancy charges increased to 8.3% of total revenues for the three months ended March 31, 2007 from 3.6% of total revenues for the three months ended March 31, 2006.
Professional fees were $209,903 for the three months ended March 31, 2007, which was a decrease of $332,603 from $542,506 for the three months ended March 31, 2006. The decrease is primarily due to decreased legal and consulting expense over the same period in 2006. Professional fees decreased to 3.2% of total revenues for the three months ended March 31, 2007 from 4.6% of total revenues for the three months ended March 31, 2006.
Interest and other expenses were $922,035 for the three months ended March 31, 2007, which was an increase of $109,539 from $812,496 for the three months ended March 31, 2006. The overall increase in interest and other expenses during the three months ended March 31, 2007 is the result of increases in travel related expenses offset by decreases in various other expenses over the same period in 2006. Interest and other expenses increased to 13.9% of total revenues for the three months ended March 31, 2007 from 6.9% of total revenues for the three months ended March 31, 2006.
Income tax benefit was $19,377 for the three months ended March 31, 2007, which was a decrease in expense of $1,837,998 from $1,818,621 for the three months ended March 31, 2006. The overall decrease in income tax expense for the three months ended March 31, 2007 is due to the decrease in taxable income compared to the same period in 2006. Our effective tax rate was 10% and 39% for the three months ended March 31, 2007 and 2006, respectively. Our effective tax rate differs from the federal statutory tax rate as a result of estimated state income and margin taxes and non-deductible expenses.
Net loss from continued operations was $168,063 for the three months ended March 31, 2007, which was a decrease of $3,052,218 or 106% from net income of $2,884,155 for the three months ended March 31, 2006.
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
We utilize the equity in securities owned at our clearing organization to fund operating and investing activities. The value of the equity at the clearing organization is also used to secure temporary financing for the purchase of investments in our trading accounts. The value of our equity balance held at the clearing organization may fluctuate depending on factors such as the market valuation of securities held in our trading accounts, realized trading profits, commission revenues, cash withdrawals and clearing costs charged to us for conducting our trading activities. As a result of the aforementioned factors, we may report either a receivable or payable balance to our clearing organization. As of March 31, 2006, we had a net balance due to the clearing organization of $1,487,739.
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
Our trading securities were $17,215,571 in long positions and $1,088,523 in short positions as of March 31, 2007. These trading securities may be exchange listed, listed on the Nasdaq Stock Market, warrants or over-the-counter securities, or with limited market activity on both long and short positions. The potential loss in fair value, using a hypothetical 10% decline in prices, is estimated to be $1,830,409 as of March 31, 2007. A 10% hypothetical decline was used to represent a significant and plausible market change.
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
In addition, we may in the future face interest rate risk. Interest rate risk results from fluctuations in interest rates and the resulting financial impact. As of March 31, 2007, we had indebtedness represented by two promissory notes, which indebtedness was incurred to acquire two office buildings. For further discussion of this indebtedness, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources”. Both of these promissory notes bear interest at fixed rates. Thus, at this time, an increase in market interest rates will not impact the amount of interest we pay under these promissory notes. However, under the terms of these promissory notes, each note requires a balloon payment in the future, one in May 2010 and the other in February 2011. If we were to decide to refinance the notes at time of maturity and the notes were refinanced with floating-rate indebtedness, then we would face interest rate risk as a result.

Item 4. Controls and Procedures
At March 31, 2007, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, our disclosure controls and procedures were effective.
There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in Part I, Item 1 in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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
Date: May 14, 2007

/s/ Mark M. Salter
Mark M. Salter
Chief Executive Officer

/s/ Kurt J. Rechner
Kurt J. Rechner
Chief Financial Officer