Form 10-Q
period 2007-06-30
Tejas Inc
filed 2007-08-14
CIK 869688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of July 31, 2007, the Registrant had the following number of shares of common stock, $0.001 par value per share, outstanding:  4,825,613.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

TEJAS INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

	June 30,	December 31,
	2007	2006
Assets	(Unaudited)

Cash and cash equivalents	$1,624,905	2,429,026
Receivable from clearing organization	394,489	116,259
Receivables from employees	102,568	197,425
Federal income taxes receivable	1,750,015	1,750,015
Securities owned, at fair value	14,261,304	19,708,338
Property and equipment, net	6,762,770	6,749,668
Goodwill	138,215	138,215
Deferred tax asset, net	479,290	-
Prepaid expenses and other assets	994,625	661,542

Total assets	$26,508,181	31,750,488

Liabilities and Stockholders' Equity

Accounts payable, accrued expenses and other liabilities	$2,914,630	2,388,903
Securities sold, not yet purchased	16,500	3,110,165
Payable to clearing organization	1,995,314	2,616,279
Deferred tax liability, net	-	209,495
Notes payable	3,778,972	3,822,612
Total liabilities	8,705,416	12,147,454

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 100,000 shares authorized; Series A convertible preferred stock, 1,000 shares issued and outstanding at June 30, 2007 and December 31, 2006.	1	1
Common stock, $0.001 par value 30,000,000 shares authorized; 8,178,508 shares issued and 4,825,613 outstanding at June 30, 2007 and December 31, 2006.	8,179	8,179
Additional paid in capital	69,845,700	69,839,835
Retained deficit	(41,352,517)	(39,546,383)
Treasury stock, at cost, 3,352,895 shares	(10,698,598)	(10,698,598)
Total stockholders' equity	17,802,765	19,603,034

Total liabilities and stockholders' equity	$26,508,181	31,750,488

See accompanying notes to consolidated financial statements.

TEJAS INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenue:
Commissions from agency transactions	$754,269	1,507,519	1,700,664	2,637,774
Commissions from principal transactions	4,266,776	2,182,732	6,236,472	5,140,717
Underwriting and investment banking income	570,173	42,124	3,228,497	1,185,694
Net dealer inventory and investment income (loss), net of trading interest expense of $44,576, $106,592, $149,119 and $239,970, for the three and six months ended June 30, 2007 and 2006, respectively	(933,912)	(3,339,525)	54,733	3,040,038
Other income	59,196	287,497	125,007	486,018
Total revenue	4,716,502	680,347	11,345,373	12,490,241

Expenses:
Commissions, employee compensation and benefits	4,440,845	3,492,207	9,382,761	8,596,892
Clearing and floor brokerage	172,346	311,535	362,926	534,418
Communications and occupancy	374,471	395,844	926,350	820,392
Professional fees	786,400	549,547	996,302	1,092,053
Interest	63,484	63,735	127,661	128,157
Other	1,057,016	875,410	1,914,875	1,623,484
Total expenses	6,894,562	5,688,278	13,710,875	12,795,396
Loss before income tax benefit from continued operations	$(2,178,060)	(5,007,931)	(2,365,502)	(305,155)
Income tax benefit from continued operations	(589,990)	(2,062,066)	(609,367)	(243,445)
Net loss from continued operations	$(1,588,070)	(2,945,865)	(1,756,135)	(61,710)
Loss before income tax benefit from discontinued operations (including loss from goodwill impairment of $22,050,056 included in the six months ended June 30, 2006)	$-	(448,384)	-	(23,309,368)
Income tax benefit from discontinued operations	-	(149,220)	-	(466,000)
Net loss from discontinued operations available to common stockholders	$-	(299,164)	-	(22,843,368)

Total net loss	$(1,588,070)	(3,245,029)	(1,756,135)	(22,905,078)

Less:
Dividends on Series A convertible preferred stock	(25,000)	(25,000)	(50,000)	(50,000)
Net loss from continued operations available to common stockholders	$(1,613,070)	(2,970,865)	(1,806,135)	(111,710)
Total net loss available to common stockholders	$(1,613,070)	(3,270,029)	(1,806,135)	(22,955,078)
Loss from continued operations per share of common stock:
Basic	$(0.33)	(0.37)	(0.37)	(0.01)
Diluted	$(0.33)	(0.37)	(0.37)	(0.01)
Loss from discontinued operations per share of common stock:
Basic	$-	(0.04)	-	(2.89)
Diluted	$-	(0.04)	-	(2.89)
Total loss per share of common stock:
Basic	$(0.33)	(0.41)	(0.37)	(2.90)
Diluted	$(0.33)	(0.41)	(0.37)	(2.90)
Weighted average common shares outstanding:
Basic	4,825,613	7,971,569	4,825,613	7,916,039
Diluted	4,825,613	7,971,569	4,825,613	7,916,039

See accompanying notes to consolidated financial statements.

TEJAS INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,756,135)	(22,905,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred tax benefit, net	(688,785)	(490,069)
Depreciation and amortization expense	156,184	551,404
Deferred compensation expense	5,865	207,847
Goodwill impairment	-	22,050,056
Changes in operating assets and liabilities:
Receivable from clearing organization	(278,230)	(705,231)
Receivables from employees	94,857	(9,466)
Federal income tax receivable/payable, net	-	(216,586)
Securities owned	5,447,034	(6,516,337)
Prepaid expenses and other assets	(333,083)	(667,710)
Accounts payable, accrued expenses and other liabilities	485,011	331,222
Payable to clearing organization	(620,965)	4,032,217
Securities sold, not yet purchased	(3,093,665)	3,503,755
Net cash used in operating activities	(581,912)	(833,976)

Cash flows from investing activities:
Purchase of property and equipment, net of dispositions	(169,285)	(116,777)
Net cash used in investing activities	(169,285)	(116,777)

Cash flows from financing activities:
Proceeds from capital lease, net of repayments	40,716	(15,083)
Payment of accrued dividend on preferred stock	(50,000)	(50,000)
Payments of notes payable	(43,640)	(40,903)
Payments for purchase of treasury stock	-	(192,278)
Proceeds from issuance of common stock	-	297,500
Net cash used in financing activities	(52,924)	(764)

Net change in cash and cash equivalents	(804,121)	(951,517)

Cash and cash equivalents at beginning of period (includes $77,094 of cash related to subsidiary to be disposed for 2006)	2,429,026	1,644,176

Cash and cash equivalents at end of period (includes $39,063 of cash related to subsidiary to be disposed for 2006)	$1,624,905	692,659

Supplemental disclosures:
Interest paid	$129,193	129,651
Taxes paid	$44,137	130,511

Summary of non-cash financing activities:

In May 2007, the Company acquired assets through a capital lease totaling $60,118.

On June 30, 2007 and 2006, the Company had $25,000 of preferred stock dividends declared, but not paid.

For the six months ended June 30, 2007 and 2006, the Company recognized $5,865 and $207,847 in non-cash compensation expense associated with stock-based employee compensation under FAS123R, respectively.

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

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions for Form 10-Q and, therefore should be read in conjunction with the Company’s 2006 Form 10-K.  All adjustments (consisting of only normal recurring adjustments) that are necessary in the opinion of management for a fair presentation of the interim consolidated financial statements have been included.  The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results for the year ending December 31, 2007.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FIN No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

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

The provisions of FIN 48 were adopted by the Company on January 1, 2007 (the effective date). The provisions of FIN 48 were to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48.  At present, the Company has not identified any tax position taken to which the provisions of FIN 48 apply or would otherwise cause an impact on the Company’s consolidated financial statements.  As such, there have been no adjustments to the consolidated financial statements as a result of the adoption of FIN 48.  However, the Company is currently undergoing a routine audit by the Internal Revenue Service (“IRS”) related to the Company’s 2004 consolidated federal tax return.  The Company has received a notice of proposed adjustments from the IRS related to 2004 as a result of this audit.  The Company intends to contest the proposed adjustments.  The Company believes that the resolution of these adjustments will not have a material adverse effect on the financial condition or results of operations of the Company.  In addition to the federal tax return under audit for 2004, the remaining tax years subject to examination from a federal income tax perspective are 2003 through 2006.  Similarly, the remaining tax years subject to examination from a state tax perspective are 2002 through 2006.

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

TSG elects to use the basic method of the Rule, which requires it to maintain minimum net capital equal to the greater of $250,000 or 6-2/3% of aggregate indebtedness.  As of June 30, 2007, TSG’s net capital requirement was $250,000.  Minimum net capital requirements may be as great as $1,000,000 depending upon the number and value of securities in which TSG makes markets.  As of June 30, 2007, TSG’s net capital of $2,105,180 was $1,855,180 in excess of the minimum required.  TSG’s ratio of aggregate indebtedness to net capital was 1.46 to 1 at June 30, 2007.

(3)           Securities Owned and Securities Sold, Not Yet Purchased

At June 30, 2007 and December 31, 2006, the fair value of securities owned and sold, not yet purchased consisted of the following:

	2007		2006
	Owned	Sold, not yet purchased	Owned	Sold, not yet purchased

State and municipal obligations	$319,311	$—	$964,634	$—
US Government bonds	1,267,590	—	4,241,410	3,096,515
Corporate bonds and notes	2,187,228	16,500	4,790,689	12,375
Equity securities	8,524,001	—	6,728,455	1,275
Warrants	1,963,174	—	2,983,150	—
	$14,261,304	$16,500	$19,708,338	$3,110,165

For the six months ended June 30, 2007, the incremental unrealized loss associated with securities owned and securities sold, not yet purchased of $1,805,399 was included in the consolidated statements of operations.  As of June 30, 2007, the unrealized gain recorded on our securities was $175,755 and is included in our consolidated statements of financial condition.

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

On May 10, 2005, the Company borrowed $1,760,000 from a financial institution to finance in part the purchase price of a second office building through its wholly-owned subsidiary, TI Building. Pursuant to the terms of a promissory note, the borrowing accrues interest at a rate of 6.75% per annum, with monthly installments of $13,388 through May 2010, at which time the outstanding principal and accrued interest on the note shall be due and payable. A mortgage on the building and the associated real property secures the repayment of such borrowing.

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

Earnings (loss) per share of common stock are calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
BASIC EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
Net loss from continued operations available to common stockholders	$(1,613,070)	(2,970,865)	(1,806,135)	(111,710)
Net loss from discontinued operations available to common stockholders	$-	(299,164)	-	(22,843,368)
Total net loss available to common stockholders	$(1,613,070)	(3,270,029)	(1,806,135)	(22,955,078)
Weighted average common shares outstanding	4,825,613	7,971,569	4,825,613	7,916,039

Basic loss from continued operations per share of common stock	$(0.33)	(0.37)	(0.37)	(0.01)
Basic loss from discontinued operations per share of common stock	$-	(0.04)	-	(2.89)
Basic total loss per share of common stock	$(0.33)	(0.41)	(0.37)	(2.90)

DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
Net loss from continued operations available to common stockholders	$(1,613,070)	(2,970,865)	(1,806,135)	(111,710)
Net loss from discontinued operations available to common stockholders	$-	(299,164)	-	(22,843,368)
Total net loss available to common stockholders	$(1,613,070)	(3,270,029)	(1,806,135)	(22,955,078)
Weighted average common shares outstanding	4,825,613	7,971,569	4,825,613	7,916,039
Effect of dilutive securities:
Options	—	—	—	—
Restricted Stock Units	—	—	—	—
Convertible preferred stock	—	—	—	—
Weighted average common shares outstanding	4,825,613	7,971,569	4,825,613	7,916,039

Diluted loss from continued operations per share of common stock	$(0.33)	(0.37)	(0.37)	(0.01)
Diluted loss from discontinued operations per share of common stock	$-	(0.04)	-	(2.89)
Diluted total loss per share of common stock	$(0.33)	(0.41)	(0.37)	(2.90)

Options to purchase 1,462,335 shares of the Company’s common stock for the three and six months ended June 30, 2007, were not included in the computation of diluted earnings (loss) per share of common stock because the options were antidilutive.  The 200,000 shares of the Company’s common stock issuable upon conversion of the Series A convertible preferred stock for the three and six months ended June 30, 2007 were not included in the computation of diluted earnings (loss) per share of common stock because they were antidilutive.   Options to purchase 1,440,600 and 1,728,601 shares of the Company’s common stock for the three and six months ended June 30, 2006, were not included in the computation of diluted earnings (loss) per share of common stock because the options were antidilutive.  The 200,000 shares of the Company’s common stock issuable upon conversion of the Series A convertible preferred stock for the three and six months ended June 30, 2006 were not included in the computation of diluted earnings (loss) per share of common stock because they were antidilutive.

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

The following table presents segment revenues, income (loss) before income tax expense (benefit), and assets from continued operations for the six months ended June 30, 2007.

	Brokerage	Investment Banking	Total
Revenues from external customers	$8,077,149	3,228,497	11,305,646
Interest revenue	188,846	-	188,846
Interest expense	276,779	-	276,779
Depreciation and amortization	156,184	-	156,184
Income (loss) before income tax expense (benefit)	(3,775,752)	1,410,250	(2,365,502)

Segment assets	26,508,181	-	26,508,181
Capital expenditures	183,730	-	183,730

The following table presents segment revenues, income (loss) before income tax expense (benefit), and assets from continued operations for the six months ended June 30, 2006.

	Brokerage	Investment Banking	Total
Revenues from external customers	$11,304,547	1,185,694	12,490,241
Interest revenue	244,263	-	244,263
Interest expense	368,027	-	368,027
Depreciation and amortization	165,296	-	165,296
Income (loss) before income tax expense (benefit)	(444,194)	139,039	(305,155)

Segment assets	41,781,439	-	41,781,439
Capital expenditures	112,479	-	112,479

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

Brokerage Services.  We provide brokerage services to approximately 500 institutional clients and a network of retail clients. The majority of our brokerage revenues are derived from research driven recommendations. We offer clients the ability to buy and sell fixed income products, equity securities, security options, mutual funds and other investment securities. Our fixed income products include distressed corporate bonds, bank notes issued by distressed companies, mortgage-backed derivative products, municipal bonds, and government and government-backed securities. Through our Austin operations, we are a market maker for approximately 45 public companies whose stocks are traded on the Nasdaq Stock Market. We are also a dealer in New York Stock Exchange listed securities and other non-listed securities.

Investment Banking.  In 2004, we began to focus more attention on our investment banking efforts, particularly in assisting companies in raising capital.  We have also provided bankruptcy and restructuring advisory services in order to enhance returns for our clients. We believe that providing these services will help build client relationships and generate revenues from these and other types of advisory services.

Business Environment.  Performance in the financial services industry is highly correlated to the overall strength of the economy and financial market activity. Our profitability is sensitive to a variety of factors, including interest rate trends, the performance of public equity markets and the demand for investment banking services.

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

Revenue Recognition.  Agency commission revenues and related expenses from customer security transactions are recorded on a trade date basis. Customer security transactions that are executed through our proprietary trading account are recorded on a trade date basis as principal commission revenues. The related expenses are also recorded on a trade date basis.

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

Fair Value of Securities.  We routinely purchase and sell securities for our proprietary accounts and our clients, including employees. Financial securities used in our trading activities are recorded at fair value, with unrealized gains and losses reflected in investment income. Securities with readily determinable market values are based on quoted market prices. Many of the securities held are those of distressed companies in which there may be limited market activity. The value of securities with limited market activity for which quoted market values are not readily determinable are based on our management’s best estimate, which may include dealer price quotations and price quotations for similar instruments traded. In addition, changes in the market prices of securities (and changes in our estimates of market values of securities) could result in losses to us. The fair value of securities directly impacts our net dealer inventory and investment income.

Receivable (Payable) to Clearing Organization.  We utilize our equity in securities owned at our clearing organization to facilitate the purchase of additional securities for trading purposes. The value of the equity at the clearing organization is primarily affected by realized trading gains and losses, unrealized gains and losses, the purchase and sale of accrued interest on debt securities, and cash withdrawals and deposits at the clearing organization. As a result of this activity, including the purchase and sale of securities, we may have either a receivable or payable balance to the clearing organization. In the event that we have a payable balance to the clearing organization, we may be restricted in our ability to withdraw funds from the clearing organization to cover routine operating expenses. Additionally, if the value of the equity at the clearing organization is insufficient to cover the margin requirements on the value of the securities borrowed, we may be required to either liquidate our holdings at the clearing organization or provide additional funds to cover margin requirements. For these reasons, we carefully monitor our receivable or payable balance so that we can provide sufficient funds for operations.

Goodwill and Other Intangible Assets.  We adopted SFAS 142 on January 1, 2002.  In accordance with SFAS 142, we assess our goodwill annually or more frequently if events or changes in circumstances indicate that goodwill might be impaired.

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

Our total revenues from continued operations were $4,716,502 for the three months ended June 30, 2007, which was an increase of $4,036,155 or 593% from $680,347 for the three months ended June 30, 2006.  Our total revenues from continued operations were $11,345,373 for the six months ended June 30, 2007, which was a decrease of $1,144,868 or 9% from $12,490,241 for the six months ended June 30, 2006.  The reasons for the changes are set forth below.

Commission revenues from agency and principal transactions were $5,021,045 for the three months ended June 30, 2007, which was an increase of $1,330,794 from $3,690,251 for the three months ended June 30, 2006.   Commission revenues from agency and principal transactions were $7,937,136 for the six months ended June 30, 2007, which was an increase of $158,645 from $7,778,491 for the six months ended June 30, 2006.   The overall increase in commission revenue for the three and six months ended June 30, 2007 is the result of an increase in fixed income principal commissions from the same periods in the prior year.  Commission revenues decreased to 106.5% for the three months ended June 30, 2007 from 542.4% of total revenues for the three months ended June 30, 2006.  Commission revenues increased to 70.9% for the six months ended June 30, 2007 from 62.3% of total revenues for the six months ended June 30, 2006.

Underwriting and investment banking revenues were $570,173 for the three months ended June 30, 2007, which was an increase of $528,049 from $42,124 for the three months ended June 30, 2006.  Underwriting and investment banking revenues were $3,228,497 for the six months ended June 30, 2007, which was an increase of $2,042,803 from $1,185,694 for the six months ended June 30, 2006.  The increase in investment banking revenues for the three and six months ended June 30, 2007 is due to an increase in proceeds raised in various engagements during the first and second quarters of 2007 as compared to the same periods in 2006.  We completed six investment banking transactions in the six month period ended June 30, 2007 as compared to three transactions for the six month period ended June 30, 2006.  Underwriting and investment banking revenues increased to 12.1% and 28.8% of total revenues for the three and six months ended June 30, 2007 from 6.2% and 9.5% of total revenues for the three and six months ended June 30, 2006.

Net dealer inventory and investment loss was $933,912 for the three months ended June 30, 2007, which was a decrease in loss of $2,405,613 from a loss of $3,339,525 for the three months ended June 30, 2006. Net dealer inventory and investment income was $54,733 for the six months ended June 30, 2007, which was a decrease of $2,985,305 from $3,040,038 for the six months ended June 30, 2006. The decrease in net dealer inventory and investment loss for the three months ended June 30, 2007 was a result of a decrease in unrealized trading losses. The decrease in net dealer inventory and investment income for the six months ended June 30, 2007 resulted from a decrease in realized trading gains.   Net dealer inventory and investment loss increased to (19.8)% of total revenues for the three months ended June 30, 2007 from (490.9)% of total revenues for the three months ended June 30, 2006.  Net dealer inventory and investment income decreased to 0.5% of total revenues for the six months ended June 30, 2007 from 24.3% of total revenues for the six months ended June 30, 2006.

Other income was $59,196 for the three months ended June 30, 2007, which was a decrease of $228,301 from $287,497 for the three months ended June 30, 2006.  Other income was $125,007 for the six months ended June 30, 2007, which was a decrease of $361,011 from $486,018 for the six months ended June 30, 2006.  The decreases are the result of less fees earned from the sale of TSG’s research to institutional customers due to less demand for this product. Other income decreased to 1.3% and 1.1% of total revenues for the three and six months ended June 30, 2007 from 42.3% and 3.9% of total revenues for the three and six months ended June 30, 2006.

Total expenses from continued operations were $6,894,562 for the three months ended June 30, 2007, which was an increase of $1,206,284 or 21% from $5,688,278 for the three months ended June 30, 2006.  Total expenses from continued operations were $13,710,875 for the six months ended June 30, 2007, which was an increase of $915,479 or 7% from $12,795,396 for the six months ended June 30, 2006.  The explanations for the changes are set forth below.

Commissions, employee compensation and benefits were $4,440,845 for the three months ended June 30, 2007, which was an increase of $948,638 from $3,492,207 for the three months ended June 30, 2006.  Commissions, employee compensation and benefits were $9,382,761 for the six months ended June 30, 2007, which was an increase of $785,869 from $8,596,892 for the six months ended June 30, 2006. Commission expense was $2,640,022 for the three months ended June 30, 2007, which was an increase of $1,083,362 from $1,556,660 for the three months ended June 30, 2006.  Commission expense was $4,792,375 for the six months ended June 30, 2007, which was an increase of $723,391 from $4,068,984 for the six months ended June 30, 2006.  The increase in commission expense for the periods is due to the increase in commission and investment banking revenues from the comparable periods in the prior year.  General and administrative salaries and other employee benefits for the three months ended June 30, 2007 decreased $134,724 over the same period in 2006 as a result of a recapture of option expense offset by slight increases in bonuses and benefits.  General and administrative salaries and other employee benefits for the six months ended June 30, 2007 increased $62,478 over the same period in 2006 primarily as a result of an increase in gross wages and benefits.  Commissions, employee compensation and benefits decreased to 94.2% and increased to 82.7% of total revenues for the three and six months ended June 30, 2007 from 513.3% and 68.8% of total revenues for the three and six months ended June 30, 2006, respectively.

Clearing and floor brokerage costs were $172,346 for the three months ended June 30, 2007, which was a decrease of $139,189 from $311,535 for the three months ended June 30, 2006.  Clearing and floor brokerage costs were $362,926 for the six months ended June 30, 2007, which was a decrease of $171,492 from $534,418 for the six months ended June 30, 2006.  The overall decrease in clearing and floor brokerage costs for the three and six months ended June 30, 2007 resulted from a decrease in trading activity in the over-the-counter equity markets and on the national exchanges.  Clearing and floor brokerage costs decreased to 3.7% and 3.2% of total revenues for the three and six months ended June 30, 2007 from 45.8% and 4.3% of total revenues for the three and six months ended June 30, 2006.

Communications and occupancy charges were $374,471 for the three months ended June 30, 2007, which was a decrease of $21,373 from $395,844 for the three months ended June 30, 2006. Communications and occupancy charges were $926,350 for the six months ended June 30, 2007, which was an increase of $105,958 from $820,392 for the six months ended June 30, 2006.   The decrease in communications and occupancy charges for the three months ended June 30, 2007 resulted from decreases in communication charges.  The increase in communications and occupancy charges for the six months ended June 30, 2007 resulted from decreases in rental receipts on subleased property whose lease terms expired.  Communications and occupancy charges decreased to 7.9% and increased to 8.2% of total revenues for the three and six months ended June 30, 2007 from 58.2% and 6.6% of total revenues for the three and six months ended June 30, 2006, respectively.

Professional fees were $786,400 for the three months ended June 30, 2007, which was an increase of $236,853 from $549,547 for the three months ended June 30, 2006.  The increase is primarily due to an increase in legal costs incurred on investment banking engagements and the settlement of two matters during the three months ended June 30, 2007, partially offset by collections of legal fee reimbursements from investment banking clients.  Professional fees were $996,302 for the six months ended June 30, 2007, which was a decrease of $95,751 from $1,092,053 for the six months ended June 30, 2006.   The overall decrease is primarily due to decreased legal expenses resulting from an increase in collections of legal fee reimbursements from investment banking clients, partially offset by an increase in legal costs incurred on investment banking engagements and the settlement of two matters in 2007.  Professional fees decreased to 16.7% and increased to 8.8% of total revenues for the three and six months ended June 30, 2007 from 80.8% and 8.7% of total revenues for the three and six months ended June 30, 2006, respectively.

Interest and other expenses were $1,120,500 for the three months ended June 30, 2007, which was an increase of $181,355 from $939,145 for the three months ended June 30, 2006.  Interest and other expenses were $2,042,536 for the six months ended June 30, 2007, which was an increase of $290,895 from $1,751,641 for the six months ended June 30, 2006.  The overall increase in interest and other expenses during the three and six months ended June 30, 2007 is the result of increases in meals and entertainment and travel related expenses over the same period in 2006.  Interest and other expenses decreased to 23.8% increased to 18.0% of total revenues for the three and six months ended June 30, 2007 from 138.0% and 14.0% of total revenues for the three and six months ended June 30, 2006, respectively.

Income tax benefit was $589,990 for the three months ended June 30, 2007, which was a decrease in benefit of $1,472,076 from a benefit of $2,062,066 for the three months ended June 30, 2006. Income tax benefit was $609,367 for the six months ended June 30, 2007, which was an increase in benefit of $365,922 from a benefit of $243,445 for the six months ended June 30, 2006. The overall increase in income tax for the six months ended June 30, 2007 is due to the decrease in taxable income.  Our effective tax rate on pre-tax earnings before the goodwill impairment charge was 26% and 45% for the six months ended June 30, 2007 and 2006, respectively.  Our effective tax rate differs from the federal statutory tax rate as a result of estimated state income taxes and non-deductible expenses.

Net loss from continued operations was $1,588,070 for the three months ended June 30, 2007, which was a decrease in loss of $1,357,795 or 46% from a loss of $2,945,865 for the three months ended June 30, 2006.  Net loss from continued operations was $1,756,135 for the six months ended June 30, 2007, which was an increase in loss of $1,694,425 or 2746% from a loss of $61,710 for the six months ended June 30, 2006.

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

We utilize the equity in securities owned at our clearing organization to fund operating and investing activities.  The value of the equity at the clearing organization is also used to secure temporary financing for the purchase of investments in our trading accounts. The value of our equity balance held at the clearing organization may fluctuate depending on factors such as the market valuation of securities held in our trading accounts, realized trading profits, commission revenues, cash withdrawals and clearing costs charged to us for conducting our trading activities.  As a result of the aforementioned factors, we may report either a receivable or payable balance to our clearing organization.  As of June 30, 2007, we had a net balance due to the clearing organization of $1,600,825.

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

On May 10, 2005, we borrowed $1,760,000 from First United Bank to finance in part the purchase price of a second office building through our wholly-owned subsidiary, TI Building.  Pursuant to the terms of a promissory note, the borrowing accrues interest at a rate of 6.75% per annum, with monthly installments of $13,388 through May 2010, at which time the outstanding principal and accrued interest on the note shall be due and payable.  A mortgage on the building and the associated real property secures the repayment of such borrowing.

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

Our trading securities were $14,261,304 in long positions and $16,500 in short positions as of June 30, 2007. These trading securities may be exchange listed, listed on the Nasdaq Stock Market, warrants or over-the-counter securities, or with limited market activity on both long and short positions. The potential loss in fair value, using a hypothetical 10% decline in prices, is estimated to be $1,427,780 as of June 30, 2007. A 10% hypothetical decline was used to represent a significant and plausible market change.

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

In addition, we may in the future face interest rate risk.  Interest rate risk results from fluctuations in interest rates and the resulting financial impact.  As of June 30, 2007, we had indebtedness represented by two promissory notes, which indebtedness was incurred to acquire two office buildings.  For further discussion of this indebtedness, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources".  Both of these promissory notes bear interest at fixed rates.  Thus, at this time, an increase in market interest rates will not impact the amount of interest we pay under these promissory notes.  However, under the terms of these promissory notes, each note requires a balloon payment in the future, one in May 2010 and the other in February 2011.  If we were to decide to refinance the notes at time of maturity and the notes were refinanced with floating-rate indebtedness, then we would face interest rate risk as a result.

Item 4.  Controls and Procedures

At June 30, 2007, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, our disclosure controls and procedures were effective.

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

Item 4.         Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on June 4, 2007.  The following matters were voted on at the annual meeting.

(1) All of the following persons nominated were elected to serve as directors for a term expiring in 2008 and received the votes set opposite their respective names:

	For	Abstain
John J. Gorman	4,864,826	40
Michael F. Dura	4,864,826	40
Barry A. Williamson	4,864,826	40
William A. Inglehart	4,864,826	40
Charles H. Mayer	4,864,826	40
Dennis G. Punches	4,864,826	40
Clark N. Wilson	4,864,826	40

(2) We proposed that our stockholders ratify PMB Helin Donovan, LLP as our Independent Registered Public Accounting Firm.  The votes “For” were 4,864,826 and the votes “Against” were 40.

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

Date: August 14, 2007

/s/ Mark M. Salter
Mark M. Salter
Chief Executive Officer

/s/ Kurt J. Rechner
Kurt J. Rechner
Chief Financial Officer