Form 10-Q
period 2007-09-30
Tejas Inc
filed 2007-11-14
CIK 869688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

or

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

Large Accelerated Filer   ☐   Accelerated Filer   ☐   Non-Accelerated Filer   ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of October 31, 2007, the Registrant had the following number of shares of common stock, $0.001 par value per share, outstanding:  4,825,613.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

TEJAS INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

	September 30,	December 31,
	2007	2006
Assets	(Unaudited)

Cash and cash equivalents	$1,439,877	2,429,026
Receivable from clearing organization	1,376,158	116,259
Receivables from employees	146,278	197,425
Federal income taxes receivable	1,750,015	1,750,015
Securities owned, at fair value	8,130,531	19,708,338
Property and equipment, net	6,696,281	6,749,668
Goodwill	138,215	138,215
Deferred tax asset, net	1,468,532	-
Prepaid expenses and other assets	669,710	661,542

Total assets	$21,815,597	31,750,488

Liabilities and Stockholders' Equity

Accounts payable, accrued expenses and other liabilities	$2,210,506	2,388,903
Securities sold, not yet purchased	-	3,110,165
Payable to clearing organization	-	2,616,279
Deferred tax liability, net	-	209,495
Notes payable	3,756,962	3,822,612
Total liabilities	5,967,468	12,147,454

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 100,000 shares authorized; Series A convertible preferred stock,1,000 shares issued and outstanding at September 30, 2007 and December 31, 2006.	1	1
Common stock, $0.001 par value, 30,000,000 shares authorized; 8,178,508 shares issued and 4,825,613 outstanding at September 30, 2007 and December 31, 2006.	8,179	8,179
Additional paid in capital	69,874,145	69,839,835
Retained deficit	(43,335,598)	(39,546,383)
Treasury stock, at cost, 3,352,895 shares	(10,698,598)	(10,698,598)
Total stockholders' equity	15,848,129	19,603,034

Total liabilities and stockholders' equity	$21,815,597	31,750,488

See accompanying notes to consolidated financial statements.

TEJAS INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenue:
Commissions from agency transactions	$1,350,860	1,420,020	3,051,523	4,057,794
Commissions from principal transactions	2,481,650	3,186,393	8,718,124	8,327,109
Underwriting and investment banking income	900,000	170,000	4,128,497	1,355,694
Net dealer inventory and investment income (loss), net of trading interest expense of $37,347, $184,911, $186,466 and $424,481, for the three and nine months ended September 30, 2007 and 2006, respectively	(2,091,743)	(5,212,269)	(2,037,010)	(2,172,230)
Other income	200,444	23,374	325,451	509,392
Total revenue	2,841,211	(412,482)	14,186,585	12,077,759

Expenses:
Commissions, employee compensation and benefits	3,912,455	5,402,477	13,295,217	13,999,370
Clearing and floor brokerage	156,625	235,844	519,550	770,262
Communications and occupancy	359,687	429,697	1,286,037	1,250,088
Professional fees	408,097	272,463	1,404,400	1,364,516
Interest	63,274	68,559	190,935	196,716
Other	868,508	1,143,964	2,783,382	2,766,703
Total expenses	5,768,646	7,553,004	19,479,521	20,347,655
Loss before income tax benefit from continued operations	$(2,927,435)	(7,965,486)	(5,292,936)	(8,269,896)
Income tax benefit from continued operations	(969,354)	(2,855,776)	(1,578,721)	(3,099,221)
Net loss from continued operations	$(1,958,081)	(5,109,710)	(3,714,215)	(5,170,675)

Loss before income tax expense from discontinued operations (including loss from goodwill impairment of $22,050,056 included in the nine months ended September 30, 2006 and loss on disposal of $12,579,938 included in the three and nine months ended September 30, 2006)	$-	(13,134,570)	-	(36,444,683)

Income tax expense from discontinued operations	-	1,735,734	-	1,269,734
Net loss from discontinued operations available to common stockholders	$-	(14,870,304)	-	(37,714,417)

Total net loss	$(1,958,081)	(19,980,014)	(3,714,215)	(42,885,092)

Less:
Dividends on Series A convertible preferred stock	(25,000)	(25,000)	(75,000)	(75,000)
Net loss from continued operations available to common stockholders	$(1,983,081)	(5,134,710)	(3,789,215)	(5,245,675)

Total net loss available to common stockholders	$(1,983,081)	(20,005,014)	(3,789,215)	(42,960,092)

Loss from continued operations per share of common stock:
Basic	$(0.41)	(0.64)	(0.79)	(0.66)
Diluted	$(0.41)	(0.64)	(0.79)	(0.66)

Loss from discontinued operations per share of common stock:
Basic	$-	(1.84)	-	(4.73)
Diluted	$-	(1.84)	-	(4.73)

Total loss per share of common stock:
Basic	$(0.41)	(2.48)	(0.79)	(5.39)
Diluted	$(0.41)	(2.48)	(0.79)	(5.39)

Weighted average common shares outstanding:
Basic	4,825,613	8,066,551	4,825,613	7,966,210
Diluted	4,825,613	8,066,551	4,825,613	7,966,210

See accompanying notes to consolidated financial statements.

TEJAS INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(3,714,215)	(42,885,092)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred tax benefit, net	(1,678,027)	(974,440)
Depreciation and amortization expense	227,638	644,149
Stock compensation expense	34,310	758,570
Goodwill impairment	-	22,050,056
Loss on sale of discontinued operations	-	12,562,192
Changes in operating assets and liabilities:
Receivable from clearing organization	(1,259,899)	(33,009)
Receivables from employees	51,147	(97,935)
Federal income tax receivable/payable, net	-	(259,904)
Securities owned	11,577,807	3,401,096
Prepaid expenses and other assets	(8,168)	(140,687)
Accounts payable, accrued expenses and other liabilities	(205,422)	476,745
Payable to clearing organization	(2,616,279)	3,959,794
Securities sold, not yet purchased	(3,110,165)	1,300,075
Net cash provided by (used in) operating activities	(701,273)	761,610

Cash flows from investing activities:
Purchase of property and equipment, net of dispositions	(114,133)	(280,083)
Net cash used in investing activities	(114,133)	(280,083)

Cash flows from financing activities:
Payments on capital lease	(33,093)	(26,335)
Payment of accrued dividend on preferred stock	(75,000)	(75,000)
Payments of notes payable	(65,650)	(62,157)
Payments for purchase of treasury stock	-	(672,281)
Proceeds from issuance of common stock	-	297,500
Net cash used in financing activities	(173,743)	(538,273)

Net change in cash and cash equivalents	(989,149)	(56,746)

Cash and cash equivalents at beginning of period (includes $77,094 of cash related to subsidiary to be disposed for 2006)	2,429,026	1,644,176

Cash and cash equivalents at end of period	$1,439,877	1,587,430

Supplemental disclosures:
Interest paid	$192,589	193,053
Taxes paid	$47,987	130,511

Summary of non-cash financing activities:

In May 2007 and July 2006, the Company acquired assets through a capital lease totaling $60,118 and $24,917, respectively.

On September 30, 2007 and 2006, the Company had $25,000 of preferred stock dividends declared, but not paid.

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

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions for Form 10-Q and, therefore should be read in conjunction with the Company’s 2006 Form 10-K.  All adjustments (consisting of only normal recurring adjustments) that are necessary in the opinion of management for a fair presentation of the interim consolidated financial statements have been included.  The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results for the year ending December 31, 2007.

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

The provisions of FIN 48 were adopted by the Company on January 1, 2007 (the effective date). The provisions of FIN 48 were to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48.  At present, the Company has not identified any tax position taken to which the provisions of FIN 48 apply or would otherwise cause an impact on the Company’s consolidated financial statements.  As such, there have been no adjustments to the consolidated financial statements as a result of the adoption of FIN 48.  However, the Company is currently undergoing a routine audit by the Internal Revenue Service (“IRS”) related to the Company’s 2004 consolidated federal tax return.  The Company has received a notice of proposed adjustments from the IRS related to 2004 as a result of this audit.  The Company has contested the proposed adjustments.  The Company believes that the resolution of these adjustments will not have a material adverse effect on the financial condition or results of operations of the Company.  In addition to the federal tax return under audit for 2004, the remaining tax years subject to examination from a federal income tax perspective are 2003 through 2006.  Similarly, the remaining tax years subject to examination from a state tax perspective are 2002 through 2006.

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

TSG elects to use the basic method of the Rule, which requires it to maintain minimum net capital equal to the greater of $250,000 or 6-2/3% of aggregate indebtedness.  As of September 30, 2007, TSG’s net capital requirement was $250,000.  Minimum net capital requirements may be as great as $1,000,000 depending upon the number and value of securities in which TSG makes markets.  As of September 30, 2007, TSG’s net capital of $3,164,354 was $2,914,354 in excess of the minimum required.  TSG’s ratio of aggregate indebtedness to net capital was 0.77 to 1 at September 30, 2007.

(3)	Securities Owned and Securities Sold, Not Yet Purchased

At September 30, 2007 and December 31, 2006, the fair value of securities owned and sold, not yet purchased consisted of the following:

	2007		2006
	Owned	Sold, not yet purchased	Owned	Sold, not yet purchased
State and municipal obligations	$204,188	$—	$964,634	$—
US Government bonds	594,136	—	4,241,410	3,096,515
Corporate bonds and notes	2,608,889	—	4,790,689	12,375
Equity securities	3,934,027	—	6,728,455	1,275
Warrants	789,291	—	2,983,150	—
	$8,130,531	$—	$19,708,338	$3,110,165

For the nine months ended September 30, 2007, the incremental unrealized loss associated with securities owned and securities sold, not yet purchased of $3,805,215 was included in the consolidated statements of operations.  As of September 30, 2007, the unrealized loss recorded on our securities was $1,608,757 and is included in our consolidated statements of financial condition.

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

Earnings (loss) per share of common stock are calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
BASIC EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
Net loss from continued operations available to common stockholders	$(1,983,081)	(5,134,710)	(3,789,215)	(5,245,675)
Net loss from discontinued operations available to common stockholders	$-	(14,870,304)	-	(37,714,417)
Total net loss available to common stockholders	$(1,983,081)	(20,005,014)	(3,789,215)	(42,960,092)
Weighted average common shares outstanding	4,825,613	8,066,551	4,825,613	7,966,210

Basic loss from continued operations per share of common stock	$(0.41)	(0.64)	(0.79)	(0.66)
Basic loss from discontinued operations per share of common stock	$-	(1.84)	-	(4.73)
Basic total loss per share of common stock	$(0.41)	(2.48)	(0.79)	(5.39)

DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
Net loss from continued operations available to common stockholders	$(1,983,081)	(5,134,710)	(3,789,215)	(5,245,675)
Net loss from discontinued operations available to common stockholders	$-	(14,870,304)	-	(37,714,417)
Total net loss available to common stockholders	$(1,983,081)	(20,005,014)	(3,789,215)	(42,960,092)
Weighted average common shares outstanding	4,825,613	8,066,551	4,825,613	7,966,210
Effect of dilutive securities:
Options	—	—	—	—
Restricted Stock Units	—	—	—	—
Convertible preferred stock	—	—	—	—
Weighted average common shares outstanding	4,825,613	8,066,551	4,825,613	7,966,210

Diluted loss from continued operations per share of common stock	$(0.41)	(0.64)	(0.79)	(0.66)
Diluted loss from discontinued operations per share of common stock	$-	(1.84)	-	(4.73)
Diluted total loss per share of common stock	$(0.41)	(2.48)	(0.79)	(5.39)

Options to purchase 1,422,335 and 1,462,335 shares of the Company’s common stock for the three and nine months ended September 30, 2007, were not included in the computation of diluted earnings (loss) per share of common stock because the options were antidilutive.  The 200,000 shares of the Company’s common stock issuable upon conversion of the Series A convertible preferred stock for the three and nine months ended September 30, 2007 were not included in the computation of diluted earnings (loss) per share of common stock because they were antidilutive.   Options to purchase 1,223,935 and 1,440,600 shares of the Company’s common stock for the three and nine months ended September 30, 2006, were not included in the computation of diluted earnings (loss) per share of common stock because the options were antidilutive.  The 200,000 shares of the Company’s common stock issuable upon conversion of the Series A convertible preferred stock for the three and nine months ended September 30, 2006 were not included in the computation of diluted earnings (loss) per share of common stock because they were antidilutive.

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

The following table presents segment revenues, income (loss) before income tax expense (benefit), and assets from continued operations for the nine months ended September 30, 2007.

	Brokerage	Investment Banking	Total
Revenues from external customers	$9,986,047	4,128,497	14,114,544
Interest revenue	258,507	-	258,507
Interest expense	377,401	-	377,401
Depreciation and amortization	227,638	-	227,638
Income (loss) before income tax expense (benefit)	(6,965,209)	1,672,273	(5,292,936)

Segment assets	21,815,597	-	21,815,597
Capital expenditures	188,693	-	188,693

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

Manager’s fees, underwriter’s fees, and other underwriting revenues are recognized at the time the underwriting is completed.  Revenue from the receipt of underwriter warrants is recognized on the date the warrants are received based on the estimated fair value of the securities received as estimated using intrinsic value.

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

Our total revenues from continued operations were $14,186,585 for the nine months ended September 30, 2007, which was an increase of $2,108,826 or 17% from $12,077,759 for the nine months ended September 30, 2006.  Our total revenues from continued operations were $2,841,211 for the three months ended September 30, 2007, which was an increase of $3,253,693 or 789% from $(412,482) for the three months ended September 30, 2006.  The reasons for the changes are set forth below.

Commission revenues from agency and principal transactions were $11,769,647 for the nine months ended September 30, 2007, which was a decrease of $615,256 from $12,384,903 for the nine months ended September 30, 2006.  The overall decrease in commission revenue is primarily the result of decreases in equity and fixed income securities commissions from the same periods in the prior year.  Commission revenues from agency and principal transactions were $3,832,510 for the three months ended September 30, 2007, which was a decrease of $773,903 from $4,606,413 for the three months ended September 30, 2006.  Commission revenues decreased to 134.9% and 83.0% of total revenues for the three and nine months ended September 30, 2007, respectively, from 1116.8% and 102.5% of total revenues for the three and nine months ended September 30, 2006, respectively.

Underwriting and investment banking revenues were $4,128,497 for the nine months ended September 30, 2007, which was an increase of $2,772,803 from $1,355,694 for the nine months ended September 30, 2006.  The increase in investment banking revenues for the nine months ended September 30, 2007 is due to an increase in proceeds raised in private placements during the nine months ended September 30, 2007 as compared to the same period in 2006.  Underwriting and investment banking revenues were $900,000 for the three months ended September 30, 2007, which was an increase of $730,000 from $170,000 for the three months ended September 30, 2006.  The increase in investment banking revenues for the three months ended September 30, 2007 is the result of proceeds earned from three investment banking engagements during the three months ended September 30, 2007 as compared to two for the same period in 2006.  Underwriting and investment banking revenues decreased to 31.7% and increased to 29.1% of total revenues for the three and nine months ended September 30, 2007, respectively, from 41.2% and 11.2% of total revenues for the three and nine months ended September 30, 2006, respectively.

Net dealer inventory and investment loss was $2,037,010 for the nine months ended September 30, 2007, which was a decrease in loss of $135,220 from a loss of $2,172,230 for the nine months ended September 30, 2006. Net dealer inventory and investment loss was $2,091,743 for the three months ended September 30, 2007, which was a decrease in loss of $3,120,526 from a loss of $5,212,269 for the three months ended September 30, 2006. The decrease in inventory and investment loss for the three and nine months ended September 30, 2007 resulted from decreases in unrealized trading losses. Net unrealized trading losses for the three and nine months ended September 30, 2007 were $1,999,816 and $3,805,215, respectively, compared to $5,232,573 and $4,033,407 for the same periods in 2006, respectively.  Net realized trading gains for the nine months ended September 30, 2007 were $1,696,164 compared to $1,963,606 for the nine months ended September 30, 2006.  Net dealer inventory and investment loss decreased to 73.6% and 14.4% of total revenues for the three and nine months ended September 30, 2007, respectively, from   1263.6% and 18.0% of total revenues for the three and nine months ended September 30, 2006, respectively.

Other income was $325,451 for the nine months ended September 30, 2007, which was a decrease of $183,941 from $509,392 for the nine months ended September 30, 2006.  Other income was $200,444 for the three months ended September 30, 2007, which was an increase of $177,070 from $23,374 for the three months ended September 30, 2006.  The overall decrease in other income for the nine months ended September 30, 2007 was from the decrease in research fees as compared to the same period in 2006. Other income increased to 7.1% and decreased to 2.3% of total revenues for the three and nine months ended September 30, 2007, respectively, from 5.7% and 4.2% of total revenues for the three and nine months ended September 30, 2006, respectively.

Total expenses from continued operations were $19,479,521 for the nine months ended September 30, 2007, which was a decrease of $868,134 or 4% from $20,347,655 for the nine months ended September 30, 2006.  Total expenses from continued operations were $5,768,646 for the three months ended September 30, 2007, which was a decrease of $1,784,358 or 24% from $7,553,004 for the three months ended September 30, 2006.  The explanations for the changes are set forth below.

Commissions, employee compensation and benefits were $13,295,217 for the nine months ended September 30, 2007, which was a decrease of $704,153 from $13,999,370 for the nine months ended September 30, 2006.  Commissions, employee compensation and benefits were $3,912,455 for the three months ended September 30, 2007, which was a decrease of $1,490,022 from $5,402,477 for the three months ended September 30, 2006.  The decrease in commission, employee compensation and benefits for the three months ended September 30, 2007 as compared to the same period for 2006 was primarily the result of decreased staffing in both our brokerage and investment banking segments.  Commission expense was $6,824,929 for the nine months ended September 30, 2007, which was an increase of $490,622 from $6,334,307 for the nine months ended September 30, 2006.  The increase in commission expense for the nine month period ended September 30, 2007 is due to the change in investment banking revenue as compared to the same period in the prior year.  Commission expense was $2,032,554 for the three months ended September 30, 2007, which was a decrease of $232,769 from $2,265,323 for the three months ended September 30, 2006.  The decrease in commission expense for the three month period ended September 30, 2007, is primarily due to the decrease in corresponding commission revenue as described above.  Commissions, employee compensation and benefits decreased to 137.7% and 93.7% of total revenues for the three and nine months ended September 30, 2007, respectively, from 1309.7% and 115.9% of total revenues for the three and nine months ended September 30, 2006, respectively.

Clearing and floor brokerage costs were $519,550 for the nine months ended September 30, 2007, which was a decrease of $250,712 from $770,262 for the nine months ended September 30, 2006.  Clearing and floor brokerage costs were $156,625 for the three months ended September 30, 2007, which was a decrease of $79,219 from $235,844 for the three months ended September 30, 2006.  The overall decrease in clearing and floor brokerage costs for the three and nine months ended September 30, 2007 resulted from a decrease in trading activity in the over-the-counter equity markets and on the national exchanges.  Clearing and floor brokerage costs decreased to 5.5%  and 3.7% of total revenues for the three and nine months ended September 30, 2007, respectively, from 57.2%  and 6.4% of total revenues for the three and nine months ended September 30, 2006, respectively.

Communications and occupancy charges were $1,286,037 for the nine months ended September 30, 2007, which was an increase of $35,949 from $1,250,088 for the nine months ended September 30, 2006.  Communications and occupancy charges were $359,687 for the three months ended September 30, 2007, which was a decrease of $70,010 from $429,697 for the three months ended September 30, 2006.  The overall increase in communications and occupancy for the three and six months ended September 30, 2007 was the result of increased communication costs as compared to the same period in 2006.  Communications and occupancy charges decreased to 12.7% and 9.1% of total revenues for the three and nine months ended September 30, 2007, respectively, from 104.2% and 10.4% of total revenues for the three and nine months ended September 30, 2006, respectively.

Professional fees were $1,404,400 for the nine months ended September 30, 2007, which was an increase of $39,884 from $1,364,516 for the nine months ended September 30, 2006.  Professional fees were $408,097 for the three months ended September 30, 2007, which was an increase of $135,634 from $272,463 for the three months ended September 30, 2006.  The increase is due to the increase in professional fees associated with investment banking opportunities and reserves established for litigation. Professional fees decreased to 14.4% and 9.9% of total revenues for the three and nine months ended September 30, 2007, respectively, from 66.1% and 11.3% of total revenues for the three and nine months ended September 30, 2006, respectively.

Interest and other expenses were $2,974,317 for the nine months ended September 30, 2007, which was an increase of $10,898 from $2,963,419 for the nine months ended September 30, 2006.  Interest and other expenses were $931,782 for the three months ended September 30, 2007, which was a decrease of $280,741 from $1,212,523 for the three months ended September 30, 2006.  The overall increase in interest and other expenses during the three and nine months ended September 30, 2007 is the result of various factors including increases in charitable contributions, D&O insurance, and travel related costs as compared to same period in 2006.  These increases were partially offset by decreases in key-man life insurance as compared to 2006 and a one time charge associated with the disposition of CTA in 2006.  Interest and other expenses decreased to 32.8% and 21.0% of total revenues for the three and nine months ended September 30, 2007, respectively, from 294.0% and 24.5% of total revenues for the three and nine months ended September 30, 2006, respectively.

Income tax benefit was $1,578,721 for the nine months ended September 30, 2007, which was a decrease in benefit of $1,520,500 from $3,099,221 for the nine months ended September 30, 2006. Income tax benefit was $969,354 for the three months ended September 30, 2007, which was a decrease in benefit of $1,886,422 from $2,855,776 for the three months ended September 30, 2006.  The decrease in income tax benefit for the three and nine months ended September 30, 2007 is due to the decrease in taxable losses from continued operations.  Our effective tax rate was 30% and 38% for the nine months ended September 30, 2007 and 2006, respectively.  Our effective tax rate differs from the federal statutory tax rate as a result of estimated state income taxes and non-deductible expenses.

Net loss from continued operations was $3,714,215 for the nine months ended September 30, 2007, which was a decrease in loss of $1,456,460 or 28% from a net loss of $5,170,675 for the nine months ended September 30, 2006.  Net loss from continued operations was $1,958,081 for the three months ended September 30, 2007, which was a decrease in loss of $3,151,629 or 62% from a net loss of $5,109,710 for the three months ended September 30, 2006.

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

We utilize the equity in securities owned at our clearing organization to fund operating and investing activities.  The value of the equity at the clearing organization is also used to secure temporary financing for the purchase of investments in our trading accounts. The value of our equity balance held at the clearing organization may fluctuate depending on factors such as the market valuation of securities held in our trading accounts, realized trading profits, commission revenues, cash withdrawals and clearing costs charged to us for conducting our trading activities.  As a result of the aforementioned factors, we may report either a receivable or payable balance to our clearing organization.  As of September 30, 2007, we had a net balance receivable from the clearing organization of $1,376,158.

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

Our trading securities were $8,130,531 in long positions and $0 in short positions as of September 30, 2007. These trading securities may be exchange listed, listed on the Nasdaq Stock Market, warrants or over-the-counter securities, or with limited market activity on both long and short positions. The potential loss in fair value, using a hypothetical 10% decline in prices, is estimated to be $813,053 as of September 30, 2007. A 10% hypothetical decline was used to represent a significant and plausible market change.

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

In addition, we may in the future face interest rate risk.  Interest rate risk results from fluctuations in interest rates and the resulting financial impact.  As of September 30, 2007, we had indebtedness represented by two promissory notes, which indebtedness was incurred to acquire two office buildings.  For further discussion of this indebtedness, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources".  Both of these promissory notes bear interest at fixed rates.  Thus, at this time, an increase in market interest rates will not impact the amount of interest we pay under these promissory notes.  However, under the terms of these promissory notes, each note requires a balloon payment in the future, one in May 2010 and the other in February 2011.  If we were to decide to refinance the notes at time of maturity and the notes were refinanced with floating-rate indebtedness, then we would face interest rate risk as a result.

Item 4.	Controls and Procedures

At September 30, 2007, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, our disclosure controls and procedures were effective.

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

Date: November 14, 2007

/s/ Mark M. Salter
Mark M. Salter
Chief Executive Officer

/s/ Kurt J. Rechner
Kurt J. Rechner
Chief Financial Officer