Form 10-K
period 2007-12-31
Tejas Inc
filed 2008-03-28
CIK 869688

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from___________to___________

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
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the   Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of common stock held by non-affiliates as of June 30, 2007 was $9,343,907 using a market price of $3.30 as quoted on the over-the-counter bulletin board as of the close of business on that date.  As of February 29, 2008 there were 4,494,115 shares of the Registrant’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the Registrant’s definitive proxy statement for the 2008 annual meeting of stockholders are incorporated by reference into Part III of the Form 10-K.

Subsidiaries of the Registrant
Consent of Independent Registered Public Accounting Firm
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART I

ITEM 1. BUSINESS

GENERAL

We are a holding company whose primary operating subsidiary is Tejas Securities Group, Inc., a Texas corporation. We were incorporated in New York on July 18, 1990, and made an initial public offering in November 1991. We were acquired by Tejas Securities in a reverse merger effected on August 27, 1999. On October 3, 2000, we changed our state of incorporation to Delaware. Our primary office is located in Austin, Texas.

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

A key component of our brokerage business is our research coverage. Currently, our research department consists of analysts with expertise in equity, distressed debt and special situation securities. The analyst group has a background in analyzing many industries, but primarily focuses on wireless and wire-line telecommunications, cable, satellite, transportation, energy, alternative energy, and municipal securities. We believe that the rapid changes with respect to distressed debt and special situation securities in several of these sectors provide excellent investment opportunities that are overlooked or misunderstood by traditional Wall Street brokerage firms and are not a focus of many existing and emerging boutique investment banks. We believe our clients appreciate our research and choose to do business with us because of this added value.  While our clients do appreciate our research, the regulatory environment has increased the costs associated with publishing industry related research reports.  As such, we anticipate that the amount of research coverage will decline in the upcoming year.

We commit extensive time and effort to performing due diligence and understanding the fundamentals of the businesses and industries under coverage. We believe our research performance is driven by understanding the complexities of particular events such as bankruptcy proceedings and changes in the regulatory environment. Our research recommendations are typically long term in nature due to the complexities of the bankruptcy and restructuring process of distressed and special situation companies. We cover approximately 60 companies and continue to closely monitor other potential research issues. Notable companies that we have covered include Nextwave Telecom, Enron, RCN Communications, Mirant Corp., Motient Corp., Charter Communications, MCI WorldCom, Delphi Corp., Calpine Corp., Refco Inc.,  and United Airlines.

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

Investment Banking

In 2004, we began to focus more attention on our investment banking efforts, particularly in assisting public companies raise capital. Through this renewed focus, we acted as placement agent for seven private investment in public equity, or PIPE, transactions, and one exit convertible bond financing during 2004. These transactions raised approximately $401 million, which included one of the largest all equity domestic PIPE transactions in 2004. In 2005, we raised approximately $440 million, which included one of the largest PIPE transactions in 2005.  In 2006, we completed three private placements in private equity, co-managed two registered public offerings raising in excess of $400 million, and completed two PIPE transactions.  In mid 2006, we increased our investment banking staff to help facilitate the growth of that segment.  In 2007, we acted as placement agent for seven private placements, three of which were PIPE transactions.  In connection with one of the PIPE transactions, we also negotiated an exchange of one debt instrument for another which facilitated the subsequent raise.  These transactions raised approximately $52 million.

Recent Developments

None.

Industry Overview

In the last decade, the U.S. investment banking industry has been characterized and influenced by the following trends:

•
continued industry consolidation, particularly involving smaller regional investment banks that primarily provided investment banking and brokerage services to middle-market companies and their institutional investors;

•	the tendency for global competitors and acquired firms, once part of larger organizations, to focus on larger market capitalization companies and larger transactions; and

•	the emergence of smaller boutique investment banking firms focused primarily on growth industries, particularly technology and healthcare.

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

Our Targeted Addressable Market Continues to Grow As Our Research Coverage Expands to New Industries

Our research coverage has expanded from the telecommunications industry to our current focus on wireless and wire-line telecommunications, cable, transportation, energy, alternative energy, homebuilders, automotive suppliers and municipal securities. The growth from a primarily telecommunications-focused research model has allowed us to include additional high yield debt in other industries to our existing addressable market.

Default Rates are at Historic Lows, Creating Potential Opportunities for Distressed Debt

The high yield and distressed market during 2007 was characterized by historically low default rates, however, recent events in the domestic and global credit markets indicate that default rates may increase during 2008.  According to ratings agency Standard & Poor’s, the annual speculative-grade default rate ended 2007 at 0.97%, below the long-term average of 4.54%.  Our addressable market of distressed and bankrupt companies could improve if default rates revert to historical averages.

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

Maintain Our Current Research Focus

In the past, we were limited in our ability to provide research coverage on distressed and special situation companies outside of our core industries. The number of companies and industries under coverage has a direct impact on commission and trading revenues. We have expanded coverage with existing staff to provide research coverage of products such as distressed mortgage and asset-backed securities as well as to cover additional industries such as general industrials, media and retail. We believe this will enable us to expand our sales force, as potential sales professionals would be attracted to our expanded product offering. Our current professional staff of analysts will allow us to provide complementary research capabilities that we believe will generate additional revenues from an existing and expanded client base.

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

Employees

As of December 31, 2007, we had 56 employees. Of these employees, 25 work in sales, seven in trading, four in research and three in investment banking with the remaining employees performing management and administrative functions. We believe that this support structure is sufficient to support additional sales, investment banking and research staff.

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

Securities Industry Practices/Regulation

Tejas Securities is registered as a broker-dealer with the Securities and Exchange Commission (the SEC) and the National Association of Securities Dealers, Inc. (the NASD). Tejas Securities is registered as a securities broker-dealer in 44 states and the District of Columbia. Tejas Securities is also a member of the Securities Investors Protection Corporation, which provides Tejas Securities’ clients with insurance protection for amounts of up to $500,000 each, with a limitation of $100,000 on claims for cash balances. Tejas Securities has also acquired an additional $1,000,000 in insurance coverage through Seabury & Smith, as added protection for individual clients’ securities, covering all clients of Tejas Securities’ institutional and retail clients.

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

As a result of the most recent changes in the regulatory environment, Tejas Securities restructured its compliance department. In May 2004, it hired a new compliance director who had previously served as an examiner for the NASD office in Dallas, Texas. In March 2004, it engaged an outside consultant who had previously served as the head of the NASD office in Dallas, Texas. In 2005, it hired an in-house general counsel. Additionally, in 2007 it augmented its compliance department by the addition of a full time licensed principal.  Through these additions and through a review of our internal supervisory procedures, we believe that Tejas Securities will be better situated to address compliance matters affecting us on a going forward basis.

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

At December 31, 2007, Tejas Securities elected to use the basic method permitted by 15c3-1, which requires it to maintain minimum net capital, as defined in 15c3-1, equal to the greater of $250,000 or 6-2/3% of aggregate indebtedness, as defined in 15c3-1. At December 31, 2007, Tejas Securities had net capital of $4,223,674, which was $3,973,674 in excess of the minimum amount required.

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

A Key Part Of Our Business Strategy Involves Acquisitions; However, Such Acquisitions May Not Achieve All Intended Benefits.

A key part of our strategy is to obtain business opportunities, customers and personnel through acquisitions. We acquired Capital & Technology Advisors, Inc., or C&TA, in July 2005 and sold it in October 2006. We may pursue selective acquisition opportunities in the future, but we may not be able to identify and execute suitable acquisitions in the future on terms that are favorable to us, or at all. We may encounter other risks in our acquisition strategy, including:

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

We Invest Our Own Principal Capital In Equities And Debt Securities That Expose Us To Risk Of Capital Loss.

We use a portion of our own capital in a variety of principal investment activities, each of which involves risks of illiquidity, loss of principal and revaluation of assets. At December 31, 2007, our principal investments represented approximately $1,389,000 invested in securities that had limited marketability and approximately $12,796,000 invested in marketable securities in long positions.  Additionally, we may on occasion concentrate our securities holdings to one or two positions based upon our research and potential for market appreciation. We face the risk of greater valuation losses by not adequately diversifying our investment portfolio.

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

We Must Maintain Certain Net Capital Requirements That Could Slow Our Expansion Plans Or Prevent Payments Of Dividends.

The SEC, NASD and various other regulatory agencies have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers. Net capital is the net worth of a broker or dealer (assets minus liabilities), less deductions for certain types of assets. If we fail to maintain the required net capital, we may be subject to suspension or revocation of registration by the SEC and suspension or expulsion by the NASD, which could ultimately lead to our liquidation. If such net capital rules are changed or expanded, or if there is an unusually large charge against net capital, our operations that require the intensive use of capital, such as our ability to purchase investment securities and conduct underwriting activities, would be limited. Such operations may include trading activities and the financing of client account balances. Also, our ability to pay dividends, repay debt and redeem or purchase shares of our outstanding stock could be severely restricted. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our present levels of business.

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

Lack Of Liquidity At Our Clearing Organization May Impair Our Business.

We utilize our equity in securities owned at our clearing organization to facilitate the purchase of additional securities for trading purposes. The value of the equity at the clearing organization is primarily affected by realized trading gains and losses, unrealized gains and losses, the purchase and sale of accrued interest on debt securities, and cash withdrawals and deposits at the clearing organization. As a result of this activity, including the purchase and sale of securities, we may have either a receivable or payable balance to the clearing organization. In the event that we have a payable balance to the clearing organization, we may be restricted in our ability to withdraw funds from the clearing organization to cover routine operating expenses. Additionally, if the value of the equity at the clearing organization is insufficient to cover the margin requirements on the value of the securities borrowed, we may be required to either liquidate our holdings at the clearing organization or provide additional funds to cover margin requirements. As of December 31, 2007, we had a net payable balance to our clearing organization of approximately $3,653,000.

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

No Active Public Market For Our Common Stock Currently Exists And None May Develop.

An active public market for our common stock does not currently exist. As of February 29, 2008, over 45% of our issued common stock was held by fewer than ten individuals. Until a broader distribution of our common stock is made, no active public market will develop. Our common stock is currently offered on the OTC Bulletin Board and is subject to increased volatility due to the lack of trading volume and liquidity for potential investors.

Our Chairman Will Have Significant Influence Over Matters Requiring Stockholder Or Board Approval.

Our Chairman, John J. Gorman, beneficially owns or controls approximately 43% of our outstanding common stock. Accordingly, Mr. Gorman will have substantial influence over the outcome of corporate actions requiring director or stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. Mr. Gorman may also delay or prevent a change of control of us, even if such change of control would benefit our other stockholders.

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

Future Sales Of Our Common Stock Could Adversely Affect Its Price.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following information sets forth certain information with respect to our executive officers. Their respective backgrounds are described below.

Name	Age	Position
John J. Gorman	47	Director and Chairman
Mark M. Salter	48	Chief Executive Officer
Kurt J. Rechner	47	President, Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary
Kurt E. Morales	42	Director of Accounting

John J. Gorman. Mr. Gorman became our Chairman of the board of directors in August 1999. He was our Chief Executive Officer from August 1999 through June 2004. He was the Chairman of Tejas Securities from July 1997 through August 2005. Mr. Gorman has over 20 years of experience in the brokerage industry. Mr. Gorman became a principal of Tejas Securities on April 18, 1995. From 1988 until joining Tejas Securities, Mr. Gorman worked at APS Financial Inc., a broker-dealer in Austin, Texas, as a Senior Vice President. Mr. Gorman served primarily in a broker capacity at APS Financial Inc. Mr. Gorman has held positions at APS Financial Inc., Landmark Group, Shearson Lehman and Dean Witter. Mr. Gorman is the nephew of Charles H. Mayer and is the son-in-law of William A. Inglehart, both members of our board of directors. Mr. Gorman received his B.B.A. from Southern Methodist University in 1983.

Mark M. Salter.  Mr. Salter became our Chief Executive Officer and Director of Sales and Trading in June 2004. Prior to that, Mr. Salter managed the investment grade, government and mortgage-backed bond area for us since May 2000. Mr. Salter joined us from Amherst Securities where he was Director of Fixed Income Securities from October 1995 to May 2000. Mr. Salter has been in the securities industry since 1981 and has been involved in fixed income sales and trading for over 23 years. Mr. Salter holds a B.A. in Economics from York University in Toronto, Canada.

Kurt J. Rechner, CPA, CFA. Mr. Rechner became our President and Chief Operating Officer in June 2004, and our Secretary in September 2002. Prior to that, Mr. Rechner was our Chief Financial Officer from January 2000 to June 2004.  On August 31, 2006, Mr. Rechner assumed the additional responsibilities of interim Chief Financial Officer and Treasurer due to the resignation of the prior Chief Financial Officer and Treasurer.  Mr. Rechner has spent the past 23 years in the financial services industry. Prior to joining us, Mr. Rechner was employed from 1997 through 1999 as an Executive Vice President, Finance & Operations, CFO for Xerox Federal Credit Union. From May 1995 to 1997, Mr. Rechner was the Chief Executive Officer for Prism Capital Management, LLC, which managed a global fixed income hedge fund. From 1990 through May 1995, Mr. Rechner was the Senior Vice President of Accounting and Finance for Security Service Federal Credit Union. Mr. Rechner earned a B.S. in Business Administration from the University of Illinois in 1984 and an M.B.A. from Trinity University in 1985. Mr. Rechner also holds the professional designations of Certified Public Accountant and Chartered Financial Analyst.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our headquarters are located at 8226 Bee Caves Road, Austin, Texas, which we own. Additionally, we owned a building located at 8121 Bee Caves Road, Austin, Texas, which was sold subsequent to December 31, 2007. We lease space for our office in St. Louis, Missouri, which consists of approximately 1,000 square feet. The St. Louis lease was for four years and contains renewal options. We also leased approximately 24,700 square feet in Austin, Texas where our headquarters were previously located.  This lease ended in early 2007, and we subleased approximately 90% of such space during 2005 and 2006.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings to which we or any of our subsidiaries is a party or to which any of our properties is subject that management believes will have a material adverse affect.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

RECENT STOCK PRICES

Our common stock trades under the symbol “TEJS” on the OTC Bulletin Board. The trading does not constitute a well-established public trading market for our common stock. As of February 29, 2008 there were approximately 300 holders of record of our common stock.

The following table sets forth for the periods indicated the high and low bid prices at closing for our common stock for the periods indicated for 2007 and 2006 as reported on the OTC Bulletin Board by Bloomberg LP. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	High	Low
2007 Price Range
First Quarter	$3.35	$3.10
Second Quarter	3.70	3.10
Third Quarter	3.10	1.70
Fourth Quarter	1.80	1.20
2006 Price Range
First Quarter	$8.25	$6.20
Second Quarter	7.75	3.45
Third Quarter	4.00	3.00
Fourth Quarter	4.20	3.05

DIVIDEND POLICY

We have never paid cash dividends and have no present plan to pay any such dividends. Currently, we intend to reinvest our earnings in order to facilitate expansion. Any future dividends will be decided by our board of directors and will be based upon our future earnings, financial condition and capital requirements.

RECENT SALES OF UNREGISTERED STOCK

None.

ISSUER PURCHASES OF EQUITY SECURITIES

On April 6, 2006, we announced a stock repurchase program for up to $5 million of our outstanding common stock.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of the Publicly Announced Plans or Programs	(d) Maximum Number or (Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

December, 2007	331,498	(1)	$1.15	331,498	$3,946,493

(1)	These repurchases were made in open-market transactions.

EQUITY COMPENSATION PLANS

The following table summarizes information about our equity compensation plans as of December 31, 2007.

	(a)	(b)	(c)
Plan Category	Number of Shares of Our Common Stock to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares of Our Common Stock Remaining Available for Future Issuance Under Equity Compensation Plans (exceeding securities reflected in column (a))
Equity compensation plans approved by our security holders	1,402,335	$8.23	341,100
Total	1,402,335	$8.23	341,100

PERFORMANCE GRAPH

Comparison of Cumulative Total Return(1)
Tejas Incorporated, Standard and Poor’s 500,
Standard and Poor’s Small Cap 600, and
Tejas Incorporated’s Peer Group(2)

Source:  SNL Financial LC

(1)	Assumes $100.00 invested on December 31, 2002 and dividends reinvested. Historical performance does not predict future results.
(2)
Our peer group for the 2007 fiscal year consists of Broadpoint Securities Group., Paulson Capital Corp., MCF Corporation, Evercore Partners, Inc., Sanders Morris Harris Group, Inc., and Cowen Group, Inc.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated financial data for the years ended December 31, 2003 and 2004 are derived from our audited consolidated financial statements and notes to the consolidated financial statements, and are not included in this Form 10-K. The selected consolidated financial data for the years ended December 31, 2005, 2006 and 2007 are derived from our audited consolidated financial statements and notes to the consolidated financial statements, which are included elsewhere in this Form 10-K. Historical financial results may not be indicative of our future performance and interim results may not be reflective of the results for the fiscal year.

	AS OF AND FOR THE YEAR ENDED DECEMBER 31,
	2007	2006	2005	2004	2003
STATEMENT OF OPERATIONS DATA:
Commissions	$14,599,080	$15,192,207	$17,139,488	$20,945,763	$29,260,473
Underwriting and investment banking income	4,254,497	1,914,720	16,436,706	18,339,975	72,799
Net dealer inventory and investment income (loss)	(1,578,137)	1,090,273	(5,800,745)	9,087,139	(2,793,103)
Other income	390,300	656,584	608,046	307,419	43,591
Total revenues	17,665,740	18,853,784	28,383,495	48,680,296	26,583,760
Commissions, employee compensation and benefits	16,859,882	18,782,596	22,756,977	23,140,948	19,140,520
Clearing and floor brokerage	678,199	929,981	741,817	652,037	589,913
Communications and occupancy	1,671,098	1,685,574	2,068,129	1,903,404	2,100,250
Professional fees	1,567,343	1,891,098	3,202,822	7,874,990	949,313
Other	3,595,978	3,965,707	5,607,761	3,042,605	2,274,380
Total expenses	24,372,500	27,254,956	34,377,506	36,613,984	25,054,376
Income (loss) from continued operations before income taxes	(6,706,760)	(8,401,172)	(5,994,011)	12,066,312	1,529,384
Income tax expense (benefit) from continued operations	(2,307,495)	(2,760,679)	(2,171,990)	4,784,908	682,254
Net income (loss) from continued operations	$(4,399,265)	$(5,640,493)	$(3,822,021)	$7,281,404	$847,130
Loss from discontinued operations before income taxes	$0	$(36,444,683)	$(931,322)	$0	$0
Income tax expense (benefit) from discontinued operations	0	1,269,734	(269,424)	0	0
Net loss from discontinued operations	$0	$(37,714,417)	$(661,898)	$0	$0
Total net income (loss)	$(4,399,265)	$(43,354,910)	$(4,483,919)	$7,281,404	$847,130
Earnings (loss) from continued operations per share:
Basic	$(0.93)	$(0.80)	$(0.63)	$2.41	$0.28
Diluted	$(0.93)	$(0.80)	$(0.63)	$2.06	$0.27
Earnings (loss) from discontinued operations per share:
Basic	$0	$(5.25)	$(0.11)	$0	$0
Diluted	$0	$(5.25)	$(0.11)	$0	$0
Total earnings (loss) per share:
Basic	$(0.93)	$(6.05)	$(0.74)	$2.41	$0.28
Diluted	$(0.93)	$(6.05)	$(0.74)	$2.06	$0.27
Weighted average shares outstanding:
Basic	4,824,712	7,181,060	6,097,903	3,025,048	3,024,048
Diluted	4,824,712	7,181,060	6,097,903	3,540,392	3,127,752
STATEMENT OF FINANCIAL CONDITION DATA:
Cash and cash equivalents	$1,042,071	$2,429,026	$1,644,176	$1,959,719	$551,857
Receivable from clearing organization	185,207	116,259	316,604	3,737,741	0
Securities owned	14,185,486	19,708,338	23,819,028	15,956,971	5,601,782
Other investment	0	0	0	0	1,155,000
Property and equipment	6,654,208	6,749,668	6,680,058	265,238	329,651
Goodwill and intangible assets	138,215	138,215	138,215	138,215	138,215
Other assets	2,961,058	2,608,982	3,127,305	464,972	579,948
Assets of subsidiary to be disposed	0	0	45,278,080	0	0
Total assets	$25,166,245	$31,750,488	$81,003,466	$22,522,856	$8,356,453
Accounts payable, accrued expenses and other liabilities	$2,799,224	$2,598,398	$4,615,481	$8,986,909	$2,376,535
Securities sold, not yet purchased	0	3,110,165	0	90,838	221,279
Payable to clearing organization	3,838,535	2,616,279	610,446	0	742,334
Notes payable	3,733,636	3,822,612	3,906,695	2,800,000	1,655,100
Liabilities of subsidiary to be disposed	0	0	332,335	0	0
Total liabilities	10,371,395	12,147,454	9,464,957	11,877,747	4,995,248
Total stockholders’ equity	14,794,850	19,603,034	71,538,509	10,645,109	3,361,205
Total liabilities and stockholders’ equity	$25,166,245	$31,750,488	$81,003,466	$22,522,856	$8,356,453

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

We are a financial services holding company that focuses on the following:

•	proprietary research on distressed debt and special situation securities;

•	trading and other brokerage services to value-based institutional and retail investors active in fixed income and equity instruments; and

•	corporate finance and strategic advisory services to middle-market companies within our target industries.

A key component of our business is our research coverage. Currently, our research department consists of analysts with expertise in  equity, distressed debt and special situation securities. The analyst group has a background in analyzing many industries, but primarily focuses on wireless and wire-line telecommunications, cable, satellite, transportation, energy, alternative energy, and municipal securities.  The current regulatory environment has increased the costs associated with publishing industry related research reports.  As such, we anticipate that the amount of published research coverage will decline in the coming year.

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

Brokerage Services

We provide brokerage services to approximately 500 institutional clients and a network of retail clients.  We offer clients the ability to buy and sell fixed income products, equity securities, security options, mutual funds, and other investment securities.  For the fiscal years ended December 31, 2007, 2006 and 2005, our full service brokerage segment contributed to our total revenues $13,411,243, $16,939,064 and $11,946,789, respectively.

Investment Banking

In 2004, we began to focus more attention on our investment banking efforts, particularly in assisting public companies raise capital.  In mid 2006, we increased our investment banking staff to help facilitate the growth of that segment.  For the fiscal years ended December 31, 2007, 2006 and 2005, our investment banking segment contributed to our total revenues $4,254,497, $1,914,720 and $16,436,706, respectively.

Recent Developments

None.

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

Components of our revenues may experience volatility associated with the overall economy and based on the types of securities that we hold. The securities that we typically trade and invest in include, equity, distressed debt and special situation securities in the wireless and wire-line telecommunications, cable, transportation, energy, alternative energy, homebuilder, and automotive supplier industries, as well as government and mortgage-backed securities and municipal securities. Distressed securities market opportunities have historically increased in volume during times of economic turmoil and during times of increasing interest rates. As companies become over-leveraged or have declining business prospects, the level of corporate bankruptcies and restructurings increases, resulting in our being able to identify a greater number of investment opportunities. While it is during these times that these opportunities have led to increased distressed and special situation commissions, our equity trading business is negatively impacted by the less robust economic environment. We tend to see increases in the level of investments in government and mortgage-backed securities, as well as high-grade municipal securities, during times of decreasing interest rates as investors try to capture high long-term rates. As the economy recovers, a number of our clients generally begin to allocate more funds to distressed securities in the hope that the underlying companies will restructure or emerge from bankruptcy with reduced debt and increased business prospects; however, the number of distressed and special situation opportunities decreases as the economic environment improves. Our equity trading commissions are closely tied to the performance of the overall equity markets and thus increase during times of economic recovery. Our retail clients begin to invest with more regularity during economic growth periods. Investment banking revenues are directly related to the overall business environment and fluctuate accordingly.

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

Results of Continued Operations

Fiscal Year Ended December 31, 2007, 2006 and 2005

Our total revenues were $17,665,740 for the year ended December 31, 2007, which was a decrease of $1,188,044 or 6% from $18,853,784 for the year ended December 31, 2006. Our total revenues were $18,853,784 for the year ended December 31, 2006, which was a decrease of $9,529,711 or 34% from $28,383,495 for the year ended December 31, 2005.

Commission revenues were $14,599,080 for the year ended December 31, 2007, which was a decrease of $593,127 from $15,192,207 for the year ended December 31, 2006.  Commission revenues for the year ended December 31, 2006 decreased $1,947,281 from $17,139,488 for the year ended December 31, 2005. The decrease during 2007 and 2006 resulted primarily from a decrease in agency commissions.  As interest rates have continued to decline in the United States and the general economy has worsened, we have identified fewer attractive distressed situations and, as a result, our commission revenues have decreased.  Commission revenues increased to 82.6% of total revenues for the year ended December 31, 2007 and increased to 80.6% of total revenues for the year ended December 31, 2006 from 60.4% of total revenues for the year ended December 31, 2005.

Underwriting and investment banking revenues were $4,254,497 for the year ended December 31, 2007, which was an increase of $2,339,777 from $1,914,720 for the year ended December 31, 2006. Underwriting and investment banking revenues for the year ended December 31, 2006 decreased $14,521,986 from $16,436,706 for the year ended December 31, 2005. The increase during 2007 was the result of eight investment banking engagements.  The decrease during 2006 was due to the completion of fewer private placements than in the preceding year.  Underwriting and investment banking revenues increased to 24.1% of total revenues for the year ended December 31, 2007 and decreased to 10.2% of total revenues for the year ended December 31, 2006 from 57.9% of total revenues for the year ended December 31, 2005.

Net dealer inventory and investment loss was $1,578,137 for the year ended December 31, 2007, which was an increase in loss of $2,668,410 from income of $1,090,273 for the year ended December 31, 2006. Net dealer inventory and investment income for the year ended December 31, 2006 increased $6,891,018 from  a loss of $5,800,745 for the year ended December 31, 2005. The decrease during 2007 was primarily the result of decreased valuations on corporate equity securities positions and warrants received in connection with underwriting and investment banking activities.  The increase during 2006 resulted from increased valuations of corporate equity securities and warrants received in connection with underwriting and investment banking activities.  Net unrealized trading losses for the year ended December 31, 2007 were $2,655,931. Net realized trading profits for the same period were $719,965. Net dealer inventory and investment income (loss) decreased to (8.9)% of total revenues for the year ended December 31, 2007 and increased to 5.8% of total revenues for the year ended December 31, 2006 from (20.4)% of total revenues for the year ended December 31, 2005.

Other income was $390,300 for the year ended December 31, 2007, which was a decrease of $266,284 from $656,584 for the year ended December 31, 2006. Other income for the year ended December 31, 2006 increased $48,538 from $608,046 for the year ended December 31, 2005. The decrease during 2007 resulted from a decrease in fees earned on the sale of our research.  The increase during 2006 resulted from rental income from the office building we purchased in May, 2005 and fees earned on the sale of our research.  Other income decreased to 2.2% of total revenues for the year ended December 31, 2007 and increased to 3.5% of total revenues for the year ended December 31, 2006 from 2.1% of total revenues for the year ended December 31, 2005.

Total expenses were $24,372,500 for the year ended December 31, 2007, which was a decrease of $2,882,456 or 11% from $27,254,956 for the year ended December 31, 2006. Total expenses for the year ended December 31, 2006 decreased $7,122,550 or 21% from $34,377,506 for the year ended December 31, 2005. Total expenses as a percentage of total revenues were 138.0%, 144.6% and 121.1% for 2007, 2006 and 2005, respectively.

Commissions, employee compensation and benefits were $16,859,882 for the year ended December 31, 2007, which was a decrease of $1,922,714 from $18,782,596 for the year ended December 31, 2006. Commissions, employee compensation and benefits for the year ended December 31, 2006 decreased $3,974,381 from $22,756,977 for the year ended December 31, 2005. Commission expense for the year ended December 31, 2007 increased $1,247,027 from $7,649,684 for the year ended December 31, 2006. Commission expense for the year ended December 31, 2006 decreased $5,878,523 from $13,528,207 for the year ended December 31, 2005.  The increase in commission expense during 2007 resulted from an increase in investment banking revenues during 2007.  The decrease in commission expense during 2006 resulted from a decrease in commission and investment banking revenues during 2006.  Commissions, employee compensation and benefits as a percentage of total revenues were 95.4%, 99.6% and 80.2% for 2007, 2006 and 2005, respectively.

Clearing and floor brokerage expenses were $678,199 for the year ended December 31, 2007, which was a decrease of $251,782 from $929,981 for the year ended December 31, 2006. Clearing and floor brokerage expenses for the year ended December 31, 2006 increased $188,164 from $741,817 for the year ended December 31, 2005.  The decrease in 2007 was primarily the result of lower trading volumes than in the previous period.  The increase during 2006 resulted from an increase in corporate debt trading activity during 2006 through the addition of a distressed debt trader as well as a general increase in the number of securities transactions.  Clearing and floor brokerage expenses as a percentage of total revenues were 3.8%, 4.9% and 2.6% for 2007, 2006 and 2005, respectively.

Communications and occupancy charges were $1,671,098 for the year ended December 31, 2007, which was a decrease of $14,476 from $1,685,574 for the year ended December 31, 2006. Communications and occupancy charges for the year ended December 31, 2006 decreased $382,555 from $2,068,129 for the year ended December 31, 2005. The decrease for 2007 was a combination of various factors with a negligible change over the previous period. The decrease during 2006 resulted from reduced telecommunications and other electronic services.  Communications and occupancy charges as a percentage of total revenues were 9.5%, 8.9% and 7.3% for 2007, 2006 and 2005, respectively.

Professional fees were $1,567,343 for the year ended December 31, 2007, which was a decrease of $323,755 from $1,891,098 for the year ended December 31, 2006.  Professional fees for the year ended December 31, 2006 decreased $1,311,724 from $3,202,822 for the year ended December 31, 2005.  The decrease during 2007 was largely the result of recouped legal expenses, recorded in a prior period, afforded us from an indemnification clause on a past investment banking engagement.  The decrease during 2006 resulted from fewer fees associated with investment banking opportunities.  Professional fees as a percentage of total revenues were 8.9%, 10.0% and 11.3% for 2007, 2006 and 2005, respectively.

Other expenses were $3,340,256 for the year ended December 31, 2007, which was a decrease of $362,758 from $3,703,014 for the year ended December 31, 2006. Other expenses for the year ended December 31, 2006 decreased $1,615,654 from $5,318,668 for the year ended December 31, 2005. The decrease during 2007 is primarily the result of decreased insurance costs and net decreases in meals and entertainment, accommodations, and transportation.  The decrease during 2006 is the result of overall reductions in office expense and travel related expenses for sales and investment banking personnel.  Other expenses as a percentage of total revenues were 18.9%, 19.6% and 18.7% for 2007, 2006 and 2005, respectively.

Income tax benefit was $2,307,495 for the year ended December 31, 2007, which was a decrease of $453,184 from a benefit of $2,760,679 for the year ended December 31, 2006. Income tax benefit for the year ended December 31, 2006 increased $588,689 from a benefit of $2,171,990 for the year ended December 31, 2005. The decrease in benefit for 2007 resulted from a lower decrease in taxable income than that in 2006.  The increase in benefit during 2006 resulted from a decrease in taxable income from continued operations during that year.  Our effective tax rate was 34% for 2007.  Our effective tax rate differs from the federal statutory tax rate as a result of estimated state income taxes and non-deductible expenses.

Net loss was $6,706,760 for the year ended December 31, 2007, which was a decrease in loss of $1,694,412 from a net loss of $8,401,172 for the year ended December 31, 2006.  Net loss for the year ended December 31, 2006 increased $2,407,161 from  a net loss of $5,994,011 for the year ended December 31, 2005. The decrease in loss during 2007 was primarily the result of decreased operating expenses coupled with increased investment banking revenues.  The increase in loss during 2006 was largely attributed to, in addition to the other factors described above, the decrease in investment banking revenue of $14,521,986.

Results of Discontinued Operations

Fiscal Year Ended December 31, 2007, 2006 and 2005

In 2006, we sold our subsidiary C&TA back to its original shareholders.  As a  result of the sale we incurred a loss on sale of subsidiary of $12,579,938.  Prior to the sale, we had recorded a goodwill impairment of $22,050,056 related to this investment.  Our total net loss related to this segment of discontinued operations was $0, $37,714,417, and $661,898 for the years ending December 31, 2007, 2006, and 2005, respectively.  Included in these net loss figures are income tax expense (benefit) of $0, $1,269,734, and $(269,424) for the same periods, respectively.  The increase in income tax expense for the period ending December 31, 2006 is due to the non-deductible expense arising from the goodwill impairment charge and the net taxable effect from the sale of the subsidiary.

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

We utilize the equity in securities owned at our clearing organization to fund operating and investing activities. The value of the equity at the clearing organization is also used to secure temporary financing for the purchase of investments in our trading accounts. The value of our equity balance held at the clearing organization may fluctuate depending on factors such as the market valuation of securities held in our trading accounts, realized trading profits, commission revenues, cash withdrawals and clearing costs we are charged for conducting our trading activities. As a result of this activity, we may have either a receivable or payable balance to the clearing organization. As of December 31, 2007, we had a net payable balance to the clearing organization of $3,838,535.

Cash Flows From Operating Activities

At December 31, 2007, we had cash and cash equivalents and investments on hand of $15,227,557. Net cash provided by (used in) operating activities was $(14,949,600), $1,789,057, and $(677,742) in 2005, 2006 and 2007, respectively. The net cash provided by (used in) operating activities is affected primarily by the brokerage operating activities and changes in the brokerage-related assets and liabilities.

In 2007, the primary uses of cash were from a decrease of $3,110,165 in securities owned, not yet purchased.  The primary sources of cash were from a $5,522,852 decrease in securities owned, a decrease in federal income tax receivable of $1,478,903, and a $1,222,256 increase in payable to clearing organization.  The net effect of these transactions on cash flows from operating activities was $5,113,846 of cash provided by operations, with the remaining decrease consisting of $5,791,588 in net loss plus changes in other asset and liability accounts.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $11,898,161, $395,176, and $91,946 in 2005, 2006 and 2007, respectively. For the year ended December 31, 2005, the primary use of cash was for the purchase of two office buildings and $5,210,332 payment for our acquisition of C&TA.  For the years ended December 31, 2007 and 2006, the changes were primarily due to the purchase and sale of property and equipment in the ordinary course of business.

On July 1, 2005, we completed our acquisition of C&TA. The total consideration paid by us in exchange for the outstanding capital stock of C&TA was approximately $45.4 million, consisting of cash in the amount of $5.0 million ($2 million of which was paid upon the execution of the letter of intent relating to this acquisition), which was paid out of our cash reserves, and 3,157,895 shares of our common stock valued at $12.63 per share. Of the consideration paid by us, 309,316 shares of our common stock were held in escrow for a period of two years following the closing date of the acquisition, to satisfy possible indemnification claims made by us under the agreement and plan of merger relating to this acquisition. The total purchase consideration, including approximately $0.5 million in transaction costs, has been allocated to the assets acquired, identifiable intangible assets and liabilities assumed, based on the respective fair values at the date of acquisition. The allocation resulted in goodwill of approximately $44.2 million.  In connection with this acquisition, we and the former shareholders of C&TA entered into a registration rights agreement pursuant to which such shareholders were granted the right to register the shares of our common stock they received in this acquisition for resale under a shelf registration statement filed by us.  In addition, such shareholders were also granted “piggyback” registration rights with respect to certain registrations initiated by us on our own behalf or for the benefit of selling stockholders.

Cash Flows from Financing Activities

Net cash provided by (used in) financing activities was $26,532,218, $(609,031), and $(617,267) in 2005, 2006 and 2007, respectively.

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

On May 10, 2005, we borrowed $1,760,000 from First United Bank to finance in part the purchase price of an office building through our wholly-owned subsidiary, TI Building Partnership, Ltd. Pursuant to the terms of a promissory note, the borrowing accrues interest at a rate of 6.75% per annum, with monthly installments of $13,388 through May 2010, at which time the outstanding principal and accrued interest on the note shall be due and payable. A mortgage on the building and the associated real property secures the repayment of such borrowing.  Subsequent to December 31, 2007, we sold this building through our wholly-owned subsidiary, TI Building Partnership, Ltd.

On April 6, 2006, Tejas authorized a stock repurchase program for up to $5 million of its outstanding common stock.  Shares may be repurchased in open market transactions, private transactions or otherwise at such times and at such prices, as the officers of Tejas believe appropriate and in the best interest of Tejas.  For the years ended December 31, 2007 and 2006, we had purchased 331,498 and 195,000 shares of our common stock under the program, respectively.   The net cost of these purchases was $381,225 and$672,281, respectively.

As of December 31, 2007, our contractual cash obligations and the periods in which payments under such cash obligations were due are as follows:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year*	1-3 Years	3-5 Years	More Than 5 Years
Notes Payable	$3,733,000	$1,691,000	$99,000	$1,943,000	$—
Operating Lease Obligations	3,750,000	1,155,000	1,178,000	684,000	733,000
Capital Lease Obligations	153,000	69,000	84,000	—	—
Total Contractual Cash Obligations	$7,636,000	$2,915,000	$1,361,000	$2,627,000	$733,000
*Includes early paydown of note payable to First United Bank due to sale of building subsequent to December 31, 2007 noted above.

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

We have experienced significant trading losses subsequent to year end, however maintain sufficient liquidity to fund operations for the next twelve months.  We have made changes in the investment policies to mitigate the risk of future trading losses.  However, significant changes in market conditions could severely impact our ability to fund operations without further actions being taken to reduce operating costs.  Additionally, there can be no assurance that our business will generate sufficient cash flows from operations or that future borrowings or equity offerings will be available in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations – Revised 2007.  SFAS 141R provides guidance on improving the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects.  SFAS 141R applies to business combinations where the acquisition is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company is evaluating the impact that SFAS 141R will have on its consolidated financial statements.

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

Our trading securities were $14,185,486 in long positions and $0 in short positions as of December 31, 2007. These trading securities may be exchange listed, Nasdaq Stock Market, warrants or over-the-counter, or with limited market activity on both long and short positions. The potential loss in fair value, using a hypothetical 10% decline in prices, is estimated to be $1,419,000 as of December 31, 2007. A 10% hypothetical decline was used to represent a significant and plausible market change.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the year. The evaluation was conducted based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in the Company’s periodic SEC filings within the required time period, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Additionally, our Chief Executive Officer and Chief Financial Officer determined, as of December 31, 2007, that during the three months ended December 31, 2007, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our definitive proxy statement to be filed in connection with our 2008 annual meeting of stockholders, except for the information regarding our executive officers, which is presented in Part I of this Form 10-K. The information required by this item contained in our definitive proxy statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be contained in our definitive proxy statement to be filed in connection with our 2008 annual meeting of stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in our definitive proxy statement to be filed in connection with our 2008 annual meeting of stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in our definitive proxy statement to be filed in connection with our 2008 annual meeting of stockholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in our definitive proxy statement to be filed in connection with our 2008 annual meeting of stockholders and is incorporated herein by reference.

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

Date: March 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John J. Gorman	Chairman of the Board	March 28, 2008
John J. Gorman

/s/ Mark M. Salter	Chief Executive Officer	March 28, 2008
Mark M. Salter	(Principal Executive Officer)

/s/ Kurt J. Rechner	President, Chief Operating	March 28, 2008
Kurt J. Rechner	Officer, Chief Financial Officer (Principal Financial Officer), Treasurer and Secretary

/s/ Kurt E. Morales	Director of Accounting	March 28, 2008
Kurt E. Morales	(Principal Accounting Officer)

/s/ Michael F. Dura	Vice-Chairman of the Board	March 28, 2008
Michael F. Dura

/s/ Clark N. Wilson	Director	March 28, 2008
Clark N. Wilson

/s/ William A. Inglehart	Director	March 28, 2008
William A. Inglehart

/s/ Dennis G. Punches	Director	March 28, 2008
Dennis G. Punches

/s/ Charles H. Mayer	Director	March 28, 2008
Charles H. Mayer

/s/ Barry A. Williamson	Director	March 28, 2008
Barry A. Williamson

TEJAS INCORPORATED AND SUBSIDIARIES

Consolidated Financial Statements

Years Ended December 31, 2007, 2006 and 2005

(With Report of Independent Registered Public Accounting Firm Thereon)

TEJAS INCORPORATEDAND SUBSIDIARIES

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Tejas Incorporated and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of Tejas Incorporated and Subsidiaries (the Company) as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2007, 2006, and 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tejas Incorporated and Subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for the years ended December 31, 2007, 2006, and 2005 in conformity with U.S. generally accepted accounting principles.

/s/ PMB Helin Donovan, LLP

Austin, Texas
March 28, 2008

Index

TEJAS INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Financial Condition

December 31, 2007 and 2006

Assets	2007	2006

Cash and cash equivalents	$1,042,071	2,429,026
Receivable from clearing organization	185,207	116,259
Receivables from employees	123,807	197,425
Federal income taxes receivable	271,112	1,750,015
Securities owned, at fair value	14,185,486	19,708,338
Property and equipment, net	6,654,208	6,749,668
Deferred tax asset, net	1,938,975	-
Goodwill	138,215	138,215
Prepaid expenses and other assets	627,164	661,542

Total assets	$25,166,245	31,750,488

Liabilities and Stockholders' Equity

Accounts payable, accrued expenses and other liabilities	$2,799,224	2,388,903
Securities sold, not yet purchased	-	3,110,165
Payable to clearing organization	3,838,535	2,616,279
Deferred tax liability, net	-	209,495
Notes payable	3,733,636	3,822,612
Total liabilities	10,371,395	12,147,454

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 100,000 shares authorized Series A convertible preferred stock, 1,000 shares issued and outstanding at December 31, 2007 and 2006	1	1
Common stock, $0.001 par value 30,000,000 shares authorized; 8,178,508 issued at December 31, 2007 and 2006	8,179	8,179
Additional paid in capital	69,912,141	69,839,835
Retained earnings (deficit)	(44,045,648)	(39,546,383)

Treasury stock, at cost, 3,684,393 and 3,352,895 shares at December 31, 2007 and 2006, respectively	(11,079,823)	(10,698,598)
Total stockholders' equity	14,794,850	19,603,034

Total liabilities and stockholders' equity	$25,166,245	31,750,488

See accompanying notes to consolidated financial statements.

Index

TEJAS INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005

Revenue:
Commissions from agency transactions	$3,955,196	4,928,381	6,218,258
Commissions from principal transactions	10,643,884	10,263,826	10,921,230
Underwriting and investment banking income	4,254,497	1,914,720	16,436,706
Net dealer inventory and investment income (loss), net of trading interest expense of $259,205, $502,945 and $244,674, respectively	(1,578,137)	1,090,273	(5,800,745)
Other income	390,300	656,584	608,046
Total revenue	17,665,740	18,853,784	28,383,495

Expenses:
Commissions, employee compensation and benefits	16,859,882	18,782,596	22,756,977
Clearing and floor brokerage	678,199	929,981	741,817
Communications and occupancy	1,671,098	1,685,574	2,068,129
Professional fees	1,567,343	1,891,098	3,202,822
Interest (including $73,425 to related parties included in the year ended December 31, 2005)	255,722	262,693	289,093
Other	3,340,256	3,703,014	5,318,668
Total expenses	24,372,500	27,254,956	34,377,506

Loss before income tax benefit from continued operations	$(6,706,760)	(8,401,172)	(5,994,011)

Income tax benefit from continued operations	(2,307,495)	(2,760,679)	(2,171,990)

Net loss from continued operations	$(4,399,265)	(5,640,493)	(3,822,021)

Loss before income tax expense (benefit) from discontinued operations (including loss from goodwill impairment of $22,050,056 and loss on disposal of $12,579,938 included in the year ended December 31, 2006)	$-	(36,444,683)	(931,322)

Income tax expense (benefit) from discontinued operations	-	1,269,734	(269,424)

Net loss from discontinued operations available to common stockholders	$-	(37,714,417)	(661,898)

Total net loss	$(4,399,265)	(43,354,910)	(4,483,919)

Less:
Dividends on Series A convertible preferred stock	(100,000)	(100,000)	(26,370)

Net loss from continued operations available to common stockholders	$(4,499,265)	(5,740,493)	(3,848,391)

Total net loss available to common stockholders	$(4,499,265)	(43,454,910)	(4,510,289)

Loss from continued operations per share of common stock:
Basic	$(0.93)	(0.80)	(0.63)
Diluted	$(0.93)	(0.80)	(0.63)

Loss from discontinued operations per share of common stock:
Basic	$-	(5.25)	(0.11)
Diluted	$-	(5.25)	(0.11)

Total loss per share of common stock:
Basic	$(0.93)	(6.05)	(0.74)
Diluted	$(0.93)	(6.05)	(0.74)

Weighted average common shares outstanding:
Basic	4,824,712	7,181,060	6,097,903
Diluted	4,824,712	7,181,060	6,097,903

See accompanying notes to consolidated financial statements.

Index

TEJAS INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

For the Years Ended December 31, 2007, 2006 and 2005

	Shares Outstanding					Additional
	Treasury	Preferred	Common	Preferred	Common	Paid in	Retained	Treasury
	Shares	Shares	Shares	Stock	Stock	Capital	Earnings (Deficit)	Stock	Total

Balance at December 31, 2004	-	-	3,026,048	$-	3,026	2,223,267	8,418,816	-	10,645,109
Issuance of common stock from option exercise	-	-	16,565	-	17	140,518	-	-	140,535
Issuance of common stock	-	-	4,817,895	-	4,818	64,225,161	-	-	64,229,979
Issuance of preferred stock	-	1,000	-	1	-	999,999	-	-	1,000,000
Tax impact of stock option exercises	-	-	-	-	-	33,175	-	-	33,175
Dividends on preferred stock	-	-	-	-	-	-	(26,370)	-	(26,370)
Net loss	-	-	-	-	-	-	(4,483,919)	-	(4,483,919)
Balance at December 31, 2005	-	1,000	7,860,508	$1	7,861	67,622,120	3,908,527	-	71,538,509
Issuance of common stock from option exercise	-	-	238,000	-	238	297,262	-	-	297,500
Stock based compensation	-	-	80,000	-	80	1,967,820	-	-	1,967,900
Dividends on preferred stock	-	-	-	-	-	-	(100,000)	-	(100,000)
Purchase of treasury stock	195,000	-	-	-	-	-	-	(672,281)	(672,281)
Common stock and options received from sale of subsidiary	3,157,895	-	-	-	-	(47,367)	-	(10,026,317)	(10,073,684)
Net loss	-	-	-	-	-	-	(43,354,910)	-	(43,354,910)
Balance at December 31, 2006	3,352,895	1,000	8,178,508	$1	8,179	69,839,835	(39,546,383)	(10,698,598)	19,603,034
Stock based compensation	-	-	-	-	-	72,306	-	-	72,306
Dividends on preferred stock	-	-	-	-	-	-	(100,000)	-	(100,000)
Purchase of treasury stock	331,498	-	-	-	-	-	-	(381,225)	(381,225)
Net loss	-	-	-	-	-	-	(4,399,265)	-	(4,399,265)
Balance at December 31, 2007	3,684,393	1,000	8,178,508	$1	8,179	69,912,141	(44,045,648)	(11,079,823)	14,794,850

See accompanying notes to consolidated financial statements.

Index

TEJAS INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005

Cash flows from operating activities:
Net loss	$(4,399,265)	(43,354,910)	(4,483,919)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Deferred tax expense (benefit)	(2,148,470)	(1,197,584)	(293,927)
Depreciation and amortization expense	297,932	726,220	1,375,097
Stock based compensation expense	72,305	1,967,900	-
Gain on sale of property and equipment, net	(50,407)	-	-
Goodwill impairment	-	22,050,056	-
Loss on sale of discontinued operations	-	12,579,938	-
Changes in operating assets and liabilities:
Receivable from clearing organization	(68,948)	200,345	3,421,137
Receivables from employees	73,618	(74,741)	(102,684)
Federal income tax receivable/payable, net	1,478,903	78,235	(3,645,950)
Securities owned	5,522,852	4,110,690	(8,362,057)
Prepaid expenses and other assets	34,378	(44,597)	(187,012)
Accounts payable, accrued expenses and other liabilities	397,269	(368,493)	(3,189,893)
Payable to clearing organization	1,222,256	2,005,833	610,446
Securities sold, not yet purchased	(3,110,165)	3,110,165	(90,838)
Net cash (used in) provided by operating activities	(677,742)	1,789,057	(14,949,600)

Cash flows from investing activities:
Purchase of business, net of cash acquired	-	-	(5,210,332)
Cash disbursed in sale of subsidiary	-	(17,746)	-
Cash proceeds from sale of property and equipment	64,850	-	-
Purchase of property and equipment	(156,796)	(377,430)	(6,687,829)
Net cash used in investing activities	(91,946)	(395,176)	(11,898,161)

Cash flows from financing activities:
Payments on capital lease	(47,066)	(50,166)	(48,884)
Payment of accrued dividend on preferred stock	(100,000)	(100,000)	(1,370)
Proceeds from notes payable, net of repayment	(88,976)	(84,084)	2,106,695
Payments for purchase of treasury stock	(381,225)	(672,281)	-
Proceeds from issuance of common stock	-	297,500	24,475,777
Net cash provided by (used in) financing activities	(617,267)	(609,031)	26,532,218

Index

TEJAS INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005

Net change in cash and cash equivalents	$(1,386,955)	784,850	(315,543)

Cash and cash equivalents at beginning of year (includes $77,094 of cash related to subsidiary to be disposed for 2006)	2,429,026	1,644,176	1,959,719

Cash and cash equivalents at end of year (includes $77,094 of cash related to subsidiary to be disposed for 2005)	$1,042,071	2,429,026	1,644,176

Supplemental disclosures:
Interest paid	$256,554	258,178	296,843
Taxes paid	$55,000	133,995	1,750,000

Summary of non-cash investing and financing activies:

In May 2007 and July 2006, the Company acquired assets through a capital lease totaling $60,118 and $24,917, respectively.

On September 29, 2006, the Company recorded $10,026,317 of treasury stock for the sale of Capital & Technology Advisors, Inc.

On December 31, 2005, 2006 and 2007, the Company had $25,000 of preferred stock dividends declared, but not yet paid, respectively.

On September 25, 2005, Salter Family Partners Ltd. converted the $1,000,000 notes payable to stockholders into 1,000 shares of Series A convertible preferred stock.

On July 1, 2005, the Company issued 3,157,895 shares of common stock worth $39,894,737 for the purchase of Capital & Technology Advisors, Inc.

See accompanying notes to consolidated financial statements.

Index

TEJAS INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(1)	Organization and Basis of Presentation

Tejas Incorporated, a Delaware corporation ("Tejas"), is a financial services holding company whose primary wholly owned operating subsidiaries are Tejas Securities Group, Inc., a Texas corporation ("TSG") and TI Building Partnership, Ltd., a Texas limited partnership (“TI Building”).  TSG is engaged in the business of providing brokerage and related financial services to institutional and retail customers nationwide.  TI Building owns and manages the real estate in which Tejas and TSG are headquartered.  In addition, prior to October 1, 2006, Tejas owned Capital & Technology Advisors, Inc., a Delaware corporation (“C&TA”).  C&TA is an advisory and consulting firm that provides operational and financial restructuring services for companies primarily within the telecommunications and technology industries.  Tejas sold C&TA effective October 1, 2006, as further described in Note 11.

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

Liquidity

The Company has experienced significant trading losses subsequent to year end, however maintains sufficient liquidity to fund operations for the next twelve months.  There have been changes in the investment policies to mitigate the risk of future trading losses.  However, significant changes in market conditions could severely impact our ability to fund operations without further actions being taken to reduce operating costs.

Index

TEJAS INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

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

Index

TEJAS INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

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

Goodwill represents the excess of costs over fair value of assets of businesses acquired and was recorded in connection with the minority interest purchase of TSG in August, 2001. Goodwill and other intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually.  Intangible assets determined to have finite lives are amortized over their expected lives.

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

Index

TEJAS INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(i)	Repurchase and Resale Agreements

Repurchase and resale agreements are treated as financing transactions and are carried at the amounts at which the securities will be subsequently reacquired or resold as specified in the respective agreements. There were no repurchase or resale agreements outstanding at December 31, 2007 or 2006.

(j)	Income Taxes

Deferred income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax benefits or consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the year that includes the enactment date.

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

The provisions of FIN 48 were effective for the Company on January 1, 2007. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The adoption of FIN 48 did not have a significant impact on the Company’s consolidated financial statements.

Index

TEJAS INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

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

Index

TEJAS INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

The pro forma disclosures below use the fair value method of SFAS 123 to measure compensation expense for stock-based employee compensation plans.  There was no stock based employee compensation costs included in the determination of net income (loss) as reported for the year ended December 31, 2005.

Year Ended
December 31,
2005

Net income (loss) available to common stockholders as reported for basic	$(4,510,289)

Deduct or add stock-based compensation expense determined under the fair value based method	(245,777)

Pro forma net income (loss) available to common stockholders for basic	$(4,756,066)

Net income (loss) available to common stockholders as reported for diluted (Note 15)	$(4,510,289)

Deduct or add stock-based compensation expense determined under the fair value based method	(245,777)

Pro forma net income (loss) available to common stockholders for diluted	$(4,756,066)

Earnings (loss) per share of common stock as reported:
Basic	$(0.74)
Diluted	$(0.74)

Pro forma earnings (loss) per share of common stock:
Basic	$(0.78)
Diluted	$(0.78)

(m)	Recent Accounting Pronouncements

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

Index

TEJAS INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations – Revised 2007.  SFAS 141R provides guidance on improving the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects.  SFAS 141R applies to business combinations where the acquisition is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company is evaluating the impact that SFAS 141R will have on its consolidated financial statements.

(3)	Receivables From and Payables To Clearing Organization

At December 31, 2007 and 2006, the Company had receivables from and payables to its clearing organization consisting of the following:

	2007	2006
Receivable:
Receivable from clearing organization	$68,699	59,599
Fees and commissions receivable	116,508	56,660
	$185,207	116,259

Payable:

Payable to clearing organization	$3,838,535	2,616,279

(4)	Receivables from Employees

On occasion, the Company makes unsecured advances to employees in months when their commission payout does not meet a predetermined amount and for other reasons deemed hardships by the Company.  These advances are to be repaid through reductions of future commissions or bonuses or through regular salary withholdings.  At December 31, 2007 and 2006, the balance of advances due to the Company was $8,164 and $2,807, respectively.

In November 2005, the Company received a $100,000 unsecured note from an employee as part of an employment agreement.  The note does not bear interest and was due and payable in sixteen monthly installments of $6,250 beginning in February 2006.  In September 2006, the employee left the Company and the employee’s new employer assumed $75,000 of the unpaid balance of the note.  The Company forgave approximately $14,000 of the note as part of the assumption by the new employer.  In September 2007, the note was deemed uncollectible due to non-payment by the new employer and was fully reserved as the possibility of collection was unsure.  This expense is included in other expenses in the accompanying statements of operations.

Index

TEJAS INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

In March 2006, the Company received a $50,000 unsecured note from an employee.  The note does not bear interest and was due and payable on September 1, 2006.  The note was delinquent at, and subsequent to, September 1, 2006 and in November 2006, the Company increased the balance of the remaining note by $21,000 and extended the due date for the remaining balance until paid in full under a structured payment plan.  In February 2007, the employee left the Company but has continued to make payments under a renegotiated payment plan.  The balance of the note was $37,400 as of December 31, 2007.

In July 2006, the Company received a $40,000 unsecured note from an employee.  The note does not bear interest and is to be paid in monthly installments of $500 with any discretionary bonuses used to offset the balance until paid in full.  The note is due and payable in full on July 1, 2007.  In 2007, the notes maturity was extended and the employee was allowed to repay the remaining balance in increments of $250 per month.  The balance of the note was $5,350 as of December 31, 2007.

In November 2006, the Company received a $40,000 unsecured note from an employee.  The note does not bear interest and is due and payable in 7 and 41 monthly installments of $500 and $890, respectively.  The balance of the note was $31,160 as of December 31, 2007.

These note receivables are included in receivables from employees in the accompanying consolidated statements of financial condition.

(5)	Securities Owned and Securities Sold, Not Yet Purchased

At December 31, 2007 and 2006, securities owned and sold, not yet purchased consisted of the following:

	2007		2006
	Owned	Sold, not yet purchased	Owned	Sold, not yet purchased

State and municipal obligations	$271,498	--	964,634	--
US Government bonds	2,217,868	--	4,241,410	3,096,515
Corporate bonds and notes	1,796,854	--	4,790,689	12,375
Equity securities	9,899,266	--	6,728,455	1,275
Warrants	--	--	2,983,150	--

	$14,185,486	--	19,708,338	3,110,165

At December 31, 2007 and 2006, the Company recognized unrealized gains (losses) associated with securities owned and securities sold, not yet purchased, in the amounts of $(2,655,931) and $(227,860), respectively.

Approximately 25% of the value of total assets as of December 31, 2007 related to equity securities in two companies.  Approximately 19% of the value of total assets as of December 31, 2006 related to equity securities and warrants in three companies.

Index

TEJAS INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(6)	Property and Equipment

Property and equipment consists of the following:

	December 31,
	2007	2006

Furniture and equipment	$800,011	863,720
Land	783,886	762,236
Buildings	4,607,170	4,607,170
Building and leasehold improvements	1,304,167	1,605,994
	7,495,234	7,839,120
Accumulated depreciation and amortization	(841,026)	(1,089,452)
	$6,654,208	6,749,668

(7)	Accrued Commissions and Bonuses

Accrued commissions and bonuses are included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated statements of financial condition.

As of December 31, 2007 and 2006, the Company had accrued approximately $1,058,000 and $510,000, respectively, in commissions and related payroll taxes payable.

The Company pays bonuses to its employees and officers at interim periods and year-end. Accrued bonuses as of December 31, 2007 and 2006 were $561,000 and $556,000, respectively.  Management of the Company reviews both contractual and discretionary bonus amounts, with discretionary bonus amounts approved by the Compensation Committee of the Company.

(8)	Notes Payable

On February 22, 2005, the Company purchased an office building through its wholly-owned subsidiary, TI Building.  The office building was purchased at a price of approximately $3,470,000, with $2,200,000 being financed through a financial institution.  Pursuant to the terms of the promissory note, this loan accrues interest at a rate of 5.75% per annum, with monthly payments of $13,840 through February 2011, at which time the outstanding principal and accrued interest on the note shall be due and payable.  A mortgage on the building and the associated real property secures the repayment of such borrowing.  In connection with this acquisition, the Company’s Chairman agreed to (1) indemnify the financial institution against any losses incurred by the financial institution as a result of any violations of environmental laws or certain building laws related to such real property and (2) provide a limited guarantee of the Company’s performance under certain provisions of the deed of trust entered into in connection with such financing.  The balance of the promissory note was $2,087,961 and $2,130,956 at December 31, 2007 and 2006, respectively.  The Company paid approximately $123,000 and $127,000 in interest during 2007 and 2006, respectively, in relation to this promissory note.

On May 10, 2005, the Company borrowed $1,760,000 from a financial institution to finance in part the purchase price of another office building through its wholly-owned subsidiary, TI Building.  Pursuant to the terms of a promissory note, the loan accrues interest at a rate of 6.75% per annum, with monthly installments of $13,388 through May 2010, at which time the outstanding principal and accrued interest on the note shall be due and payable.  A mortgage on the building and the associated real property secures the repayment of such borrowing.  The balance of the promissory note was $1,645,675 and $1,691,655 at December 31, 2007 and 2006, respectively.  The Company paid approximately $114,000 and $120,000 in interest during 2007 and 2006, respectively, in relation to this promissory note.

Index

TEJAS INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

Subsequent to December 31, 2007, the Company, through its wholly-owned subsidiary, TI Building, sold the building it purchased on May 10, 2005.  The sale occurred on January 28, 2008 with the Company receiving net proceeds of $2,513,866 which resulted in a gain on sale of assets of $409,515.

(9)	Notes Payable to Stockholders

On July 7, 2004, the Company entered into a subordinated convertible promissory note agreement with a family limited partnership controlled by the Company’s Chief Executive Officer (the "Lender"), to borrow $1,000,000 for operating purposes. Under the terms of the promissory note, the Company made quarterly interest payments at a rate of 10% per annum. The promissory note was unsecured. The maturity date of the note was December 1, 2005, at which time all remaining unpaid principal and interest was due. The promissory note was convertible at any time into common stock of the Company in an amount equal to the unpaid principal divided by the conversion price of $5.00 per share. The promissory note originally required the Company to designate a series of preferred stock by July 1, 2005, which the promissory note could be convertible into at any time. The Company amended the terms of the promissory note so that the Lender could convert the promissory note into the Company’s Series A Convertible Preferred Stock in an amount equal to the unpaid principal divided by a conversion price of $1,000 per share. The promissory note was convertible until the note was repaid. The Company has also granted the Chief Executive Officer, through the Lender, certain piggyback registration rights for the shares into which the preferred stock may be converted. On September 26, 2005, the Lender converted the promissory note into 1,000 shares of Series A convertible preferred stock.  The Company paid approximately $99,000 in interest during 2005 in relation to this promissory note.

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

Index

TEJAS INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(11)	Business Combination and Disposition

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

Index

TEJAS INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

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

Substantially all of the Company’s financial assets and liabilities are carried at fair value or at amounts which, because of their short-term nature or because they carry market rates of interest, approximate current fair value. The Company’s notes payable, if recalculated based on current interest rates, would not significantly differ from the amounts recorded at December 31, 2007 and 2006.

(13)	Income Taxes

The Company files a consolidated tax return. Income tax expense (benefit) consists of the following:

	2007	2006	2005

Federal
Current	$(282,685)	(402,528)	(1,920,195)
Deferred	(2,148,470)	(1,057,156)	(222,846)
State
Current	123,660	109,168	(227,292)
Deferred	-	(140,429)	(71,081)

	$(2,307,495)	(1,490,945)	(2,441,414)

Index

TEJAS INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

A reconciliation of expected income tax expense (benefit) (computed by applying the statutory income tax rate of 34% to income before income tax expense) to total tax expense (benefit) in the accompanying consolidated statements of operations follows:

	2007	2006	2005

Expected federal income expense	$(2,280,298)	(15,247,591)	(2,354,613)
Net tax effect of non-deductible goodwill impairment and net taxable gain on sale of subsidiary	-	13,575,303	-
Meals and entertainment	93,466	119,606	104,850
State income tax	81,617	(20,632)	(293,927)
Other, net	(202,280)	82,369	102,276

	$(2,307,495)	(1,490,945)	(2,441,414)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2007 and 2006 are as follows:

	2007	2006

Deferred tax assets:

Non-qualified stock option expense	$555,425	480,562
Lease termination liability	-	8,547
Charitable contributions carryforwards	353,865	249,684
Net operating loss carryforwards	517,416	-
Accrued expenses	28,959	60,643
Property and equipment	75,385	72,697

Net deferred tax asset	1,531,050	872,133

Deferred tax liabilities:
Unrealized gains on securities held for investment	869,952	(96,416)
Non-qualified stock option income	(462,027)	(985,212)

Net deferred tax liability	407,925	(1,081,628)

Net deferred tax asset (liability)	$1,938,975	(209,495)

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

Index

TEJAS INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(14)	Profit Sharing and Stock Option Plans

Profit Sharing Plan

In 1997, the Company instituted a profit sharing plan under section 401(k) of the Internal Revenue Code. The plan allows all employees who are over 21 years old to defer a predetermined portion of their compensation for federal income tax purposes. Contributions by the Company are discretionary. During 2007, 2006 and 2005, the Company contributed approximately $282,000, $248,000 and $228,000, respectively, to the employee profit sharing plan.

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

During 2007, options totaling 327,500 shares were granted to employees under the 1999 Plan.  The options vest ratably over three years, and expire five years from the date of the grant.  The weighted average purchase price of the common stock was $3.72 per share.  The options were granted at or above the market value of the Company’s common stock.

Index

A summary of the Company’s stock option and warrant activity, and related information for the years ended December 31, follows.

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding – beginning of year	1,230,835	$9.65	1,703,602	$6.71	1,480,000	$4.69
Granted	327,500	$3.72	80,000	$6.52	668,500	$13.18
Exercised	-	-	(238,000)	$1.25	(16,565)	$8.48
Forfeited	(156,000)	$12.68	(314,767)	$7.41	(428,333)	$14.71
Canceled	-	-	-	-	-	-
Outstanding – end of Year	1,402,335	$8.23	1,230,835	$9.65	1,703,602	$6.71

Exercisable – end of year	1,160,662	$8.73	1,136,329	$9.29	1,146,477	$5.74

At December 31, 2007 the intrinsic value of both the stock options outstanding and stock options exercisable was $40,000.

The fair value of options at date of grant was estimated using the Black Scholes option-pricing model.  During 2007, 2006 and 2005, stock options were granted with the following weighted average assumptions:

	2007	2006	2005

Risk-free interest rate	5.24%	4.59%	3.04%
Expected holding period	5 years	5 years	5 years
Expected volatility	.421	.365	.130
Expected dividend yield	0.00%	0.00%	0.00%

Weighted average fair value of options granted during the period	$1.66	$2.46	$3.64

Index

TEJAS INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

The following table summarizes the Company’s options outstanding and exercisable options at December 31, 2007:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Shares	Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

$1.25	160,000	.4 years	$1.25	160,000	$1.25
$3.30	60,000	4.2 years	$3.30	19,998	$3.30
$3.80	267,500	4.4 years	$3.80	89,166	$3.80
$4.00	20,000	3.9 years	$4.00	13,333	$4.00
$4.50	250,000	1.4 years	$4.50	250,000	$4.50
$7.00	50,000	3.1 years	$7.00	33,330	$7.00
$9.00	467,335	1.9 years	$9.00	467,335	$9.00
$9.90	35,000	1.9 years	$9.90	35,000	$9.90
$10.00	20,000	2.9 years	$10.00	20,000	$10.00
$12.00	20,000	1.9 years	$12.00	20,000	$12.00
$15.00	15,000	2.6 years	$15.00	15,000	$15.00
$16.50	27,500	2.4 years	$16.50	27,500	$16.50
$17.03	10,000	2.2 years	$17.03	10,000	$17.03

	1,402,335			1,160,662

Restricted Stock Awards

In July 2006, the Company awarded 320,000 shares of its common stock (in the form of restricted stock units) to several of its employees.  In August 2006, 80,000 of these shares became fully vested.  In 2007, the remaining 240,000 unvested shares were forfeited.  The Company recognized 637,778 of compensation expense related to these awards in 2006.  In 2007, the Company recaptured 317,778 of prior period compensation expense associated with the forfeiture of the unvested portion of these awards.

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

Index

TEJAS INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

Earnings (loss) per share of common stock is calculated as follows.

	2007	2006	2005

Basic earnings (loss) per share of common stock:
Net loss from continued operations available to common stockholders	$(4,499,265)	(5,740,493)	(3,848,391)
Net loss from discontinued operations available to common stockholders	$--	(37,714,417)	(661,898)
Total net loss available to common stockholders	$(4,499,265)	(43,454,910)	(4,510,289)
Weighted average common shares outstanding	4,824,712	7,181,060	6,097,903

Basic loss from continued operations per share of common stock	$(0.93)	(0.80)	(0.63)
Basic loss from discontinued operations per share of common stock	$--	(5.25)	(0.11)
Basic total loss per share of common stock	$(0.93)	(6.05)	(0.74)

Diluted earnings (loss) per share of common stock:
Net loss from continued operations available to common stockholders	$(4,499,265)	(5,740,493)	(3,848,391)
Net loss from discontinued operations available to common stockholders	$--	(37,714,417)	(661,898)
Total net loss available to common stockholders	$(4,499,265)	(43,454,910)	(4,510,289)

Weighted average common shares outstanding	4,824,712	7,181,060	6,097,903
Effect of dilutive securities:
Options	--	--	--
Convertible preferred stock	--	--	--
Weighted average common shares outstanding after effect of dilutive securities	4,824,712	7,181,060	6,097,903
Diluted loss from continued operations per share of common stock	$(0.80)	(0.80)	(0.63)
Diluted loss from discontinued operations per share of common stock	$--	(5.25)	(0.11)
Diluted total loss per share of common stock	$(0.80)	(6.05)	(0.74)

Options to purchase 1,703,602 shares of the Company’s common stock for the year ended December 31, 2005 were not included in the computation of diluted earnings (loss) per share because the options were antidilutive.  Options to purchase 1,230,835 shares of the Company’s common stock for the year ended December 31, 2006 were not included in the computation of diluted earnings (loss) per share because the options were antidilutive. Options to purchase 1,402,335 shares of the Company’s common stock for the year ended December 31, 2007 were not included in the computation of diluted earnings (loss) per share because the options were antidilutive.

Index

TEJAS INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

Options to purchase 200,000 shares of the Company’s common stock under the convertible notes payable and convertible preferred stock were not included in the computation of diluted earnings (loss) per share for the year ended December 31, 2005 because the options were antidilutive.  Options to purchase 200,000 shares of the Company’s common stock under the convertible preferred stock were not included in the computation of diluted earnings (loss) per share for the year ended December 31, 2006 because the options were antidilutive.  Options to purchase 200,000 shares of the Company’s common stock under the convertible preferred stock were not included in the computation of diluted earnings (loss) per share for the year ended December 31, 2007 because the options were antidilutive.

(16)	Concentrations and Off Statement of Financial Condition Risk

The Company’s customers’ securities transactions are introduced on a fully disclosed basis with its clearing organization.  The clearing organization carries all of the accounts of the customers of the Company and is responsible for execution, collection and payment of funds, and receipt and delivery of securities relative to customer transactions.  Off statement of financial condition risk exists with respect to these transactions due to the possibility that customers may be unable to fulfill their contractual commitments wherein the clearing organization may charge any losses it incurs to the Company.  The Company seeks to minimize this risk through procedures designed to monitor the credit worthiness of its customers and that customer transactions are executed properly by the clearing organization.  Included in the Company’s clearing agreement with its clearing organization is an indemnification clause.  This clause relates to instances where the Company’s customers fail to settle security transactions.  In the event this occurs, the Company will indemnify the clearing organization to the extent of the net loss on any unsettled trades.  As of December 31, 2007 and 2006, the Company had not been notified by the clearing organization, nor was the Company otherwise aware of any potential losses relating to this indemnification.

The Company has $13,221,227 or approximately 53% of its total assets in securities owned and receivable due from or held by its clearing organization as of December 31, 2007.

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

The Company deposits its cash with financial institutions. Periodically such balances exceed applicable FDIC insurance limits.  As of December 31, 2007 and 2006, the Company had balances of approximately $792,400 and $2,107,100, respectively, in excess of FDIC insurance limits.

The Company had one investment banking customer that generated approximately 37% of the Company’s total revenue for 2005.

Index

TEJAS INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

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

The following table presents segment revenues, income (loss) before income tax expense (benefit), and assets for the year ended December 31, 2007.

	Brokerage	Investment Banking	Total

Revenues from external customers	$13,053,414	4,254,497	17,307,911
Interest revenue	617,034	--	617,034
Interest expense	514,927	--	514,927
Depreciation and amortization	297,932	--	297,932
Income(loss) before income tax expense (benefit)	(8,231,683)	1,524,923	(6,706,760)

Segment assets	25,166,245	--	25,166,245
Capital expenditures (including capital leases)	216,915	--	216,915

The following table presents segment revenues, income (loss) before income tax expense (benefit), and assets for the year ended December 31, 2006.

	Brokerage	Investment Banking	Total

Revenues from external customers	$16,911,677	1,914,720	18,826,397
Interest revenue	530,332	--	530,332
Interest expense	765,638	--	765,638
Depreciation and amortization	326,898	--	326,898
Income(loss) before income tax expense (benefit)	(7,546,987)	(854,185)	(8,401,172)

Segment assets	31,750,488	--	31,750,488
Capital expenditures (including capital leases)	402,347	--	402,347

Index

TEJAS INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

The following table presents segment revenues, income (loss) before income tax expense (benefit), and assets for the year ended December 31, 2005.

	Brokerage	Investment Banking	Total

Revenues from external customers	$11,413,689	16,436,706	27,850,395
Interest revenue	777,774	--	777,774
Interest expense	533,737	--	533,767
Depreciation and amortization	269,238	--	269,238
Income(loss) before income tax expense (benefit)	(11,949,972)	5,955,961	(5,994,011)

Segment assets	35,474,322	--	35,474,322
Capital expenditures	6,687,829	--	6,687,829

(18)	Lease Commitments

The Company leases its office facilities and certain office equipment under operating and capital leases. The future minimum payments due under these leases as of December 31, 2007 are as follows:

	Operating	Capital

2008	$1,155,000	69,000
2009	815,000	64,000
2010	363,000	20,000
2011	342,000	--
2012	342,000	--
Thereafter	733,000	--

Minimum commitments	$3,750,000	153,000
Less interest		(15,000)
Net present value of capital lease obligations		$138,000

Furniture and office equipment, under capital leases, with a recorded cost of $235,729, net of depreciation of $65,666 as of December 31, 2007, collateralizes the above capital lease obligations and is included in the consolidated statements of financial condition under the caption of “Property and Equipment.”  Depreciation expense for assets under capital lease was $30,097, $23,011and $71,511 in 2007, 2006 and 2005, respectively.

In 2005, the Company relocated its Austin, Texas headquarters to buildings owned by its TI Building subsidiary.  Rent expense amounted to approximately $189,756, $80,400and $1,483,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Rent expense is reported net of sublease revenue which is disclosed below.

In October 2006, the Company subleased a portion of its former Austin, Texas headquarters, furniture and equipment through February 2007.  The sublease was entered into with a Texas non-profit organization as a charitable contribution to the organization.  As such, no payments are due under the agreement.  The fair market value of rent on the subleased premises was determined to approximate $8,000 per month.  During 2007 and 2006, the Company recorded approximately $16,000 and $25,000 of charitable contributions in relation to this sublease agreement, respectively.  These contributions are included in other expenses in the accompanying statements of operations.

Index

TEJAS INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

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

In June 2003, the Company subleased a portion of its former Austin, Texas headquarters, furniture and equipment through February 2007.  The lease went to term with no further minimum lease payments due.  During 2007, 2006 and 2005, the Company received approximately $12,000, $84,000 and $76,000, respectively, in relation to this sublease agreement.

In September 2002, the Company subleased its Atlanta, Georgia office space.  The Company received approximately $63,000 during 2005 in relation to this sublease agreement.  The lease and sublease agreements terminated in 2005.

(19)	Contingencies

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

TSG, as a registered fully licensed broker and dealer in securities, is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1 of the Securities Exchange Act of 1934, as amended). Under this rule, TSG is required to maintain a minimum "net capital" and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1.  Rule 15c3-1 also provides that equity capital may not be withdrawn or cash dividends paid by TSG if the resulting net capital ratio would exceed 10 to 1.  At December 31, 2007, the minimum “net capital” requirement for TSG was $250,000. "Net capital" at December 31, 2007 aggregated $4,223,674. TSG’s ratio of aggregate indebtedness to net capital was 0.55 to 1 at December 31, 2007.

Index

TEJAS INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

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

On October 15, 2004, the Company entered into a purchase agreement with a member of the Company’s board of directors, and Seton Securities Group, Inc. (“Seton”), a broker-dealer controlled by that director, whereby the director and Seton would purchase the assets and operations of the Company’s New Jersey branch office by December 31, 2004 for nominal consideration.  As part of the agreement with the director, Seton entered into a sublease agreement for the New Jersey office space for the remaining lease term.  The sublease agreement will take effect upon the closing of the purchase agreement.  The director exercised an option to extend the closing date to June 30, 2005 in exchange for consideration of $10,000 payable to the Company.  Additionally, the Company entered into a memorandum of understanding whereby the Company would maintain a trading account on behalf of Seton, and the net profits from the trading account would be paid to Seton.  As of December 31, 2005, the Company had paid Seton approximately $114,000 which represented the net profit on the trading account.

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

Index

TEJAS INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(22)	Quarterly Results (Unaudited)

The following tables set forth selected quarterly consolidated statements of operations information for the years ended December 31, 2007 and 2006.

2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total revenue from continued operations	$6,628,873	4,716,502	2,841,211	3,479,155
Net loss from continued operations available to common stockholders	(193,063)	(1,613,070)	(1,983,081)	(710,050)
Net loss from discontinued operations available to common stockholders	--	--	--	--
Total net loss available to common stockholders	(193,063)	(1,613,070)	(1,983,081)	(710,050)
Basic loss from continued operations per share of common stock	(0.04)	(0.33)	(0.41)	(0.15)
Basic loss from discontinued operations per share of common stock	--	--	--	--
Basic total loss per share of common stock	(0.04)	(0.33)	(0.41)	(0.15)
Diluted loss from continued operations per share of common stock	(0.04)	(0.33)	(0.41)	(0.15)
Diluted loss from discontinued operations per share of common stock	--	--	--	--
Diluted total loss per share of common stock	(0.04)	(0.33)	(0.41)	(0.15)

Index

TEJAS INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total revenue from continued operations	$11,809,894	680,347	(412,482)	6,776,024
Net income (loss) from continued operations available to common stockholders	2,859,155	(2,970,865)	(5,134,710)	(494,819)
Net loss from discontinued operations available to common stockholders	(22,544,204)	(299,164)	(14,870,304)	--
Total net loss available to common stockholders	(19,685,049)	(3,270,029)	(20,005,014)	(494,819)
Basic earnings (loss) from continued operations per share of common stock	0.36	(0.37)	(0.64)	(0.10)
Basic loss from discontinued operations per share of common stock	(2.86)	(0.04)	(1.84)	--
Basic total loss per share of common stock	(2.50)	(0.41)	(2.48)	(0.10)
Diluted earnings (loss) from continued operations per share of common stock	0.36	(0.37)	(0.64)	(0.10)
Diluted loss from discontinued operations per share of common stock	(2.86)	(0.04)	(1.84)	--
Diluted total loss per share of common stock	(2.50)	(0.41)	(2.48)	(0.10)

(a)	Exhibits:

Exhibit Number	Description of Exhibits

3.1	Certificate of Incorporation (Incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on May 2, 2001).

3.2	Bylaws (Incorporated herein by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on May 2, 2001).

3.3	Certificate of Amendment to Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.3 to the registrant’s Current Report on Form 8-K filed on June 25, 2001).

3.4	Certificate of Amendment to Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.4 to the registrant’s Current Report on Form 8-K filed on June 20, 2002).

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

10.13
Piggy-back Registration Rights Agreement, dated as of July 7, 2004, by and between Westech Capital Corp. and Salter Family Partners, Ltd. (Incorporated herein by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

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

____________

*           Filed herewith.

†           Management contract or compensatory plan or arrangement.