Form 10-K/A
period 2007-12-31
Tejas Inc
filed 2008-04-29
CIK 869688

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☑           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the year ended December 31, 2007 that was filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2008 (the “Original Filing”).  This Amendment is being filed to include the information required by Part III and not included in the Original Filing, as we will not file our definitive proxy statement within 120 days after December 31, 2007.

Except as set forth in Part III below, no other changes have been made to the Original Filing.  Unless expressly stated herein, this Amendment does not reflect events occurring after the filing of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing.  References to the “Company”, “we”, “our”, or “us” in this Amendment refer to Tejas Incorporated and its consolidated subsidiaries, unless the context otherwise indicates.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

This section gives biographical information about our directors and describes their membership on board committees, their attendance at meetings and their compensation.

General

The number of directors constituting the current board of directors is six.  The term of office for each person elected as a director will continue until the next annual meeting or until his successor has been duly elected and qualified, or his earlier death, resignation or removal.

Directors

The name and certain information related to each director are set forth below:

Name of Director	Age	Title

John J. Gorman	47	Director and Chairman of the Board
Michael F. Dura	54	Director and Vice Chairman of the Board
Barry A. Williamson	50	Director
William A. Inglehart	76	Director
Charles H. Mayer	60	Director
Dennis G. Punches	72	Director
Clark N. Wilson	51	Director (Resigned as of March 31, 2008)

The information includes the age of each director as of the date hereof.

John J. Gorman.  Mr. Gorman became our Chairman of the board of directors in August 1999.  He was our Chief Executive Officer from August 1999 through June 2004.  He was the Chairman of Tejas Securities Group, Inc., one of our wholly-owned operating subsidiaries, which we will refer to herein as Tejas Securities, from July 1997 through August 2005. Mr. Gorman has over 21 years of experience in the brokerage industry.  Mr. Gorman became a principal of Tejas Securities on April 18, 1995.  From 1988 until joining Tejas Securities, Mr. Gorman worked at APS Financial Inc., a broker-dealer in Austin, Texas, as a Senior Vice President.  Mr. Gorman served primarily in a broker capacity at APS Financial Inc.  Mr. Gorman has held positions at APS Financial Inc., Landmark Group, Shearson Lehman and Dean Witter.  Mr. Gorman is the nephew of Charles H. Mayer and is the son-in-law of William A. Inglehart.  Mr. Gorman received his B.B.A. from Southern Methodist University in 1983.

Michael F. Dura.  Mr. Dura joined our board of directors and became our Vice Chairman of the board of directors on November 8, 2005.  Mr. Dura also serves as a director of UNX Inc., a broker-dealer he joined in August 2005.  Mr. Dura is also a founder of and has been a Managing Member of Prex Capital Partners LLC, a private money management firm, since February 2004.  Mr. Dura served in executive management level positions with National Financial Services, UBS PaineWebber, Broadway Trading LLC and Schroder & Co., Inc. from 1988 through December 2003.  Mr. Dura received his A.B. degree in Political Science from Columbia University in 1975.

Barry A. Williamson.  Mr. Williamson returned as a Director in November 2006.  Mr. Williamson previously served as a Director from October 1999 through January 2006.  Mr. Williamson recently accepted the position of Chief Executive Officer for Opal Energy, Inc.  Mr. Williamson was elected in 1992 as the 38th Texas Railroad Commissioner and served from January 1993 to January 1999.  He served as the Railroad Commission’s Chairman in 1995.  During the late 1980’s and early 1990’s, Mr. Williamson served under the Bush administration at the U.S. Department of Interior as the Director of Minerals Management Service.  During the 1980’s, Mr. Williamson served under the Reagan administration as a principal advisor to the U.S. Secretary of Energy in the creation and formation of a national energy policy.  Mr. Williamson began his career with the firm of Turpin, Smith, Dyer & Saxe, and in 1985 established the Law Offices of Barry Williamson and founded an independent oil and gas company.  Mr. Williamson graduated from the University of Arkansas with a B.A. in Political Science in 1979, and received his J.D. degree from the University of Arkansas Law School in 1982.  Mr. Williamson also serves on the board of directors of Green Builders, Inc., a public homebuilding company.

William A. Inglehart.  Mr. Inglehart became a Director in June 2003.  Mr. Inglehart served as President and Chief Executive Officer of Payco American Corporation, a publicly-held financial services organization with offices throughout the United States, from September 1989 until his retirement in November 1991.  While in the United States military, Mr. Inglehart served as a special agent with the counter-intelligence corps.  Mr. Inglehart earned a B.A. from the University of Arizona in 1958.  Mr. Inglehart is Mr. Gorman’s father-in-law.

Charles H. Mayer.  Mr. Mayer became a Director in September 1999.  Mr. Mayer retired as our President and Chief Operating Officer in June 2004.  Mr. Mayer previously served in those capacities from December 2000 and September 1999, respectively.  In June 2004, Mr. Mayer formed Seton Securities Group, Inc., a privately held broker-dealer.  From 1995 until he joined Tejas Securities, Mr. Mayer was self-employed and managed personal investments in a number of companies unrelated to the securities industry.  From 1990 to 1995, Mr. Mayer was the Managing Director and Chief Information Officer with Credit Suisse First Boston.  Mr. Mayer’s other experience includes 21 years in senior positions with Morgan Stanley, Tech Partners, Salomon Brothers, Lehman Brothers and the Federal Reserve Bank of New York.  Mr. Mayer is the uncle of John J. Gorman. Mr. Mayer earned a B.B.A. and M.B.A. from Seton Hall University.

Dennis G. Punches.  Mr. Punches became a Director in December 2004.  Mr. Punches has served as the President of Payback, LP, a real estate management company, from 1996 to present.  Mr. Punches previously served as Chairman of Payco American Corporation, a publicly-held financial services organization with offices throughout the United States, from 1956 through 1996.  Mr. Punches currently serves as the Chairman of Collection House Ltd, PTY, a receivables management company based in Brisbane, Australia.  Mr. Punches also serves as a director for Novo I, a Waukesha, Wisconsin based marketing company.  Mr. Punches received his B.S. from Carroll College.

Clark N. Wilson.  Mr. Wilson became a Director in October 1999.  Mr. Wilson resigned from the board of directors effective March 31, 2008.  Mr. Wilson became the Chairman, President and Chief Executive Officer of Green Builders, Inc. (formerly Wilson Holdings, Inc.), a Delaware corporation on October 11, 2005, and Wilson Family Communities, Inc., a Delaware corporation, in May 2005.  Green Builders, Inc. became the parent-company for Wilson Family Communities, Inc. on October 11, 2005, and is a publicly-reporting company.  Wilson Family Communities, Inc. merged with Athena Equity Partner-Hayes LP, a Texas limited partnership that specializes in commercial real estate investments, in May 2005.  Mr. Wilson previously served as a principal in Athena Equity Partner-Hayes LP since 2002.  Mr. Wilson served as the President and Chief Executive Officer of Clark Wilson Homes, Inc., a subsidiary of Capital Pacific Holdings, from 1992 to 2003.  Previously, Mr. Wilson was the President of Doyle Wilson Homebuilder, Inc., serving in that position in 1992.  Mr. Wilson served as Vice President of Doyle Wilson Homebuilder, Inc. from 1986 to 1992.  Mr. Wilson attended Amarillo College and the University of Texas at Austin, and has nearly 26 years of experience in the homebuilding industry.

Meetings of the Board of Directors

The board of directors met five times in 2007.  All members of the board were in attendance at each of the meetings.

We do not have a formal policy regarding directors’ attendance at annual stockholders meetings, although we encourage directors to attend such meetings.  Six of our board members attended our 2007 annual stockholders meeting.  Our common stock is traded on the OTC Bulletin Board (OTCBB) but is not listed on the New York Stock Exchange, the American Stock Exchange or the Nasdaq Stock Market, Inc. (which we refer to as the NASDAQ).

Communication with the Board of Directors

Stockholders are permitted to communicate with our board of directors by forwarding written communications to our corporate offices at 8226 Bee Caves Road, Austin, Texas 78746, Attention: Chairman of the Board.  We will present all communications, as received and without screening, to the board of directors at its next regularly scheduled meeting.  If a stockholder wishes to communicate with a specific director, he or she may do so by forwarding written communications to the above address to the attention of such director.

Audit Committee

The Audit Committee of the board of directors was formed in May 2000. The Audit Committee members are Michael F. Dura, Dennis G. Punches, Barry A. Williamson and William A. Inglehart.  The Audit Committee met four times in 2007.  All members of the committee attended each of those meetings.  On March 29, 2004, the board of directors adopted an Amended and Restated Charter for the Audit Committee.  A copy of this charter is available on our website at www.tejs.com.  The Audit Committee’s responsibilities include:

•	assisting the board in its oversight responsibilities regarding:
(1)	the integrity of our financial statements,
(2)	our compliance with legal and regulatory requirements, and
(3)	the Independent Registered Public Accounting Firm’s qualifications and independence;
•	preparing the report required by the SEC for inclusion in our annual proxy statement;
•	appointing, retaining, compensating, evaluating and terminating our Independent Registered Public Accounting Firm;
•	approving audit and non-audit services to be performed by the Independent Registered Public Accounting Firm;
•	overseeing our accounting and financial reporting processes and the audits of our financial statements; and
•	otherwise performing such other functions as the board may from time to time assign to the Audit Committee.

Nominating Committee

We do not have a nominating committee (or a nominating committee charter) because our entire board of directors participates in our director nomination process.  The only members of our board of directors that meet the definition of “independence” set forth in Rule 4200(a)(15) of the NASDAQ listing standards are Messrs. Punches, Williamson and Dura.

Code of Business Conduct and Ethics

The Company has adopted a code of business conduct and ethics that applies to all of its directors, officers and employees, a current copy of which is available on our website at www.tejs.com.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission, or the SEC.  Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based on a review of reports filed by our directors, executive officers and beneficial holders of 10% or more of our shares, and upon representations from those persons, we believe that all SEC stock ownership reports required to be filed by those reporting persons during 2007 were timely made.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Objectives

We compensate our executive officers primarily through a combination of base salary, bonuses, commissions (if applicable), and equity awards.  Our compensation program is designed to meet the following goals:

•	attracting, retaining and motivating highly qualified and committed executive officers;
•	compensating competitively;

•	aligning incentives with stockholder value creation;
•
exercising appropriate discretion and judgment in making individual compensation determinations based on the performance and particular employment position of the executive officers, our current economic and business circumstances, and prevailing conditions in the marketplace; and

•	encouraging executive officers to obtain and retain an equity stake in us.

To meet these objectives, the Compensation Committee has implemented the executive compensation program discussed below.

Elements of Executive Compensation

Our executive compensation program is designed to reflect the philosophy and objectives described above.  The amount and manner of compensation for an executive depends on many factors, including individual performance and responsibilities, our overall performance and the performance of such executive’s business group, our strategic goals, and how the executive might contribute to our future success.  We also consider the compensation levels at other companies in the Austin market and in our industry.

Executive compensation is comprised of four primary components: (1) base salary; (2) bonuses; (3) commissions; and (4) equity awards in our common stock.  We believe that a combination of these elements is the primary compensation-related motivator in attracting and retaining executives.  We view these components of compensation as related but distinct.  The Compensation Committee reviews total compensation, and in certain circumstances, the amount of compensation may take into account the broker commissions earned by the executive.  We determine the appropriate level for each compensation component based in part, but not exclusively, on individual performance, business group performance, company performance, and other considerations we deem relevant.  Our Compensation Committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of non-cash compensation.  However, our Compensation Committee’s philosophy is to strike a balance among guaranteed compensation (base salary and guaranteed bonuses), discretionary compensation (additional bonuses and warrant transfers), compensation tied closely to specific individual performance (commissions), and long-term equity compensation (stock options).

Our Compensation Committee, in consultation with executive management and our chairman (except in the case of their own compensation), performs at least annually a review of our executive officers’ compensation to determine whether the compensation provides adequate incentives and motivation to our executive officers and whether they adequately compensate our executive officers relative to comparable officers in other companies with which we compete for executives.  In addition, on an annual basis, our Compensation Committee, in consultation with executive management and our chairman, reviews and considers the individual performance of executives, the financial and operating performance of the groups or departments managed by the executives, and our overall performance.  Historically, our Compensation Committee has performed this annual review in the first half of the year following the year under review.  During the year, our Compensation Committee may consider additional compensation awards to executives based on performance.

Base Salary.  Annual base salaries for executive officers are determined by evaluating the scope of responsibilities and related experience and knowledge of the individual officer. Consideration is also given for competitiveness in the regional market for comparable executive talent.  For each individual executive, we also consider our needs for that officer’s skill set, the contribution that the officer has made or we believe will make, whether the executive officer’s skill set is easily transferable to other potential employers as well as other factors.  We fix executive base salaries at a level we believe enables us to hire and retain individuals in a competitive environment and to reward satisfactory individual performance and a satisfactory level of contribution to our overall business goals.

Base salaries are reviewed annually, and adjusted from time to time based on individual responsibilities, performance and experience.  In 2007, this review occurred in May.  In 2007, Mr. Morales assumed the additional role of Chief Financial Officer of our broker-dealer subsidiary, Tejas Securities Group, Inc.  Mr. Morales received an increase of $4,167 to his monthly salary for assuming the additional duties related to that position.

The base salaries paid to our named executive officers in 2007 are set forth below in the Summary Compensation Table.

Bonuses.  We structure bonuses to executive officers to encourage individual performance and contributions and the achievement of our goals both company-wide and for the individual executive officers. Generally, bonuses are based upon our revenues and profitability and the individual’s performance.  In 2004, we instituted guaranteed quarterly bonus payments to our chief executive officer and president.

Bonuses are determined by our Compensation Committee, in consultation with executive management and our chairman (except in the case of their own bonuses) in its discretion.  We believe this discretion is important to give our Compensation Committee flexibility to award more significant bonuses for greater individual performance and contributions to company-wide performance, thereby motivating executives towards greater performance and stockholder value creation.  Our Compensation Committee will generally establish a cash bonus pool for the management and administration group and allocate a portion of such bonus pool to executives based on the performance of such group and the executive’s individual performance and contributions to such group.  For 2007, the Compensation Committee approved a bonus pool for management and administrative employees.  The annual amount of the pool was a minimum of $500,000 with a maximum of approximately 10% of our pre-tax net income.  Generally, approximately 25% of the minimal tier of the bonus pool is paid out in mid-year as determined in the discretion of executive management in consultation with our chairman, with the remaining amount of the actual annual pool determined and paid out subsequent to year end, usually within the first quarter, as determined by our Compensation Committee, in consultation with executive management and our chairman.  In addition, from time to time during the year, in the discretion of our Compensation Committee, we may pay discretionary bonuses to executive officers based on the operation and/or performance of the business units they oversee and their individual performance and contributions.

Warrants.  In addition to the cash bonuses described above, our Compensation Committee may award to executives warrants to acquire shares of capital stock of companies that we received as a portion of compensation for investment banking services that we provided to such companies.  Our Compensation Committee, in consultation with executive management and our chairman (except in the case of their own awards), awards these warrants in its discretion based on individual performance.

Commissions.  Several of our executive officers are also stockbrokers who actively trade securities for Tejas Securities, one of our operating subsidiaries.  As a result, these officers are paid commissions based upon the various revenue transactions in which they are engaged.  The executive officers, like the rest of Tejas Securities’ brokers, are paid commissions on a monthly basis and at the standard rate for the Company, unless otherwise negotiated.

Under the terms of his employment arrangement, Mr. Gorman receives as commissions a percentage of our gross revenues, less related expenses, attributed to his efforts, which such percentage is determined by the Committee.  The Committee determines the percentage based on Mr. Gorman’s individual performance and contributions.  The Committee previously determined that Mr. Gorman would receive a tiered-percentage payout of our monthly revenue production attributed to his efforts.  Specifically, Mr. Gorman’s commissions are based on (1) sales activities on behalf of his clients, (2) trading profitability (including unrealized gains and losses) related to our proprietary investments in securities if within Mr. Gorman’s designated trading account, and (3) revenues from investment banking clients and/or transactions that were sourced or placed primarily as a result of Mr. Gorman’s efforts.  Mr. Gorman receives 100% of the first $100,000 of revenue production attributable to his efforts in such month (notwithstanding any trading losses within his designated trading account).  If Mr. Gorman’s net production (including trading losses within his designated trading account) for such month does not equal or exceed $100,000, the deficit is carried forward and applied to subsequent months.  Mr. Gorman is paid at a rate of 30% of monthly revenue production attributable to his efforts in excess of $100,000 plus any deficits carried forward from prior months.  To the extent the annual revenue production attributable to his efforts exceeds $6,500,000, Mr. Gorman is paid at a rate of 45% of such excess.  Mr. Gorman’s rate is re-adjusted downward to the minimum tier on a calendar year basis, however, any remaining deficit is carried forward to all subsequent periods.

Mr. Salter also receives commissions on all sales activities on behalf of his clients equal to 45% to 50% of broker commissions on such sales activities collected by us that are directly attributable to his efforts.  His agreement also entitles him to monthly payments on revenues attributable to government debt, mortgage-backed products, asset-backed securities and high grade corporate debt equal to 10% of commission production and 25% of trading profitability related to such securities if within Mr. Salter’s designated trading account.

Equity Awards.  We believe stock options foster an ownership culture which encourages individual performance and contributions as well as the achievement of our goals.  Additionally, as all our option grants traditionally have vesting periods, we believe the options also serve as a means of retention.  All option grants are approved by the Compensation Committee and the board of directors, in consultation with executive management and our chairman (except in the case of their own option grants).  Our Compensation Committee and board of directors review and approve stock option awards to executive officers based upon the assessment of individual performance, a review of each executive’s long-term incentives, and retention considerations.  Stock option awards may be granted at any time of the year based on individual performance.

Stock options are generally granted at a price equal to the closing price per share of our common stock, as reported on the Over-The-Counter Bulletin Board, on the date of grant.  Options grants generally have a term of five years and vest one-third on the date of grant and one-third on each of the first two anniversaries of the date of grant.  Our board of directors has not established stock ownership guidelines.

We do not time stock option grants in coordination with the release of material non-public information.

Other Executive Benefits and Perquisites

Executive officers receive $1,000 for each meeting of our board of directors they attend, unless the officer also serves as a member of our board of directors and receives board compensation for attending such meeting.  See “Election of Directors – Board Compensation” for a description of board compensation.

Executive officers are eligible to participate in all of our employee benefit plans, such as medical, dental, vision, group life, disability, and accidental death and dismemberment insurance and our 401(k) plan, in each case on the same basis as other employees.

We provide certain named executive officers with perquisites and other personal benefits that we believe are reasonable and consistent with our overall compensation program to better enable us to attract and retain employees for key positions.  The Compensation Committee periodically reviews the level of perquisites and other personal benefits provided to named executive officers.  For a description of perquisites, see “Summary Compensation Table”.

Employment Agreements

We have entered into written employment agreements with Messrs. Salter, Rechner, and Morales, and the employment agreements for Messrs. Salter and Rechner contain severance provisions.  We believe these provisions help us to attract and retain qualified executives. The employment agreements and the severance provisions for the executive officers are summarized under “Employment Agreements” and “Severance and Change of Control Benefits” below, along with a quantification of the severance and change of control benefits.

Impact of Accounting and Regulatory Requirements on Compensation

We account for equity compensation paid to our employees under the rules of SFAS No. 123R, which require us to estimate and record an expense over the service period of the award.  Any gain recognized by optionees from nonqualified stock options should be deductible by us, while any gain recognized by optionees from incentive stock options will not be deductible by us if there is no disqualifying disposition by the optionee.  We account for cash compensation as an expense at the time the obligation is accrued.  This expense will also be tax deductible by us.

Section 162(m) of the Internal Revenue Code limits the tax deductibility by a publicly-held corporation of compensation in excess of $1,000,000 paid to the chief executive officer or any other of its four most highly compensated executive officers, unless that compensation is “performance-based compensation” as defined by the Internal Revenue Code.  The Compensation Committee considers deductibility under Section 162(m) with respect to compensation arrangements with executive officers.  However, our Compensation Committee and board of directors believe that it is in our best interest that the Compensation Committee retain its flexibility and discretion to make compensation awards, whether or not deductible, in order to foster achievement of performance goals established by the Compensation Committee as well as other corporate goals that the Compensation Committee deems important to our success, such as encouraging employee retention and rewarding achievement.

On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law, creating Section 409A of the Internal Revenue Code and changing the tax rules applicable to nonqualified deferred compensation arrangements.  While the final regulations have not become effective yet, we believe we are operating in good faith compliance with the statutory provisions which were effective January 1, 2005.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management of the Company and, based on such review and discussions, the Compensation Committee recommended to the board of directors of the Company that the Compensation Discussion and Analysis be included in this Proxy Statement.

Members of the Compensation Committee:

Michael F. Dura
Dennis G. Punches
Barry A. Williamson – Committee Chairman

Summary Compensation Table

The following table sets forth information concerning compensation of our Chief Executive Officer, Chief Financial Officer, and our remaining two executive officers for the years ended December 31, 2007 and 2006.  Compensation figures are based on amounts paid in the year.
Name and Principal Position	Year	Salary	Bonus		Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Compensation Earnings	All Other Compensation		Total

	2007	$—	$—		$—	$—	$—	$—	$2,810,002	(2)	$2,810,002
John J. Gorman
Chairman of the Board	2006	$—	$—		$—	$27,867	$—	$—	$4,040,039	(2)	$4,067,906

	2007	$180,000	$135,500	(3)	$—	$—	$—	$—	$445,164	(4)	$760,664
Mark M. Salter
Chief Executive Officer	2006	$180,000	$106,000	(3)	$—	$64,597	$—	$—	$1,051,049	(4)	$1,401,646

Kurt J. Rechner
President, Chief	2007	$255,000	$275,000	(5)	$—	$—	$—	$—	$51,828	(6)	$581,828
Operating Officer and
Chief Financial Officer	2006	$205,000	$153,500	(5)	$—	$64,597	$—	$—	$518,902	(6)	$941,999

	2007	$139,167	$50,000		$—	$—	$—	$—	$8,293	(7)	$197,460
Kurt E. Morales
Director of Accounting	2006	$64,167	$10,000		$—	$—	$—	$—	$2,000	(7)	$76,167

(1)
The amounts in the “Option Awards” column reflect the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2007 in accordance with FAS 123R of stock options granted pursuant to our 1999 stock option plan and thus include amounts from options granted prior to 2007.  No stock options were granted to our executive officers in 2007.  Assumptions used in the calculation of the amount for 2007 are included in footnote 14 to our audited financial statements for the year ended December 31, 2007 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2008.

(2)
For 2007, includes (a) $2,418,538 in commissions, (b) $291,340 in net proceeds (net of payment of exercise price) realized from the exercise of warrants to acquire shares of capital stock of companies we provided investment banking services to, which warrants we received as partial consideration for our providing such services and which we transferred to Mr. Gorman prior to 2007, (c) $32,625 of capital stock of companies we provided investment banking services to, which stock we received as partial consideration for our providing such services and which we transferred to Mr. Gorman during 2007, (d) $36,000 of reimbursed professional fees related to the provision of tax services for Mr. Gorman, (e) approximately $17,000 as a car allowance, (f) approximately $5,700 in country club membership fees paid by us for the benefit of Mr. Gorman, (g) approximately $4,000 in health insurance premiums paid by us for the benefit of Mr. Gorman and his family and (h) $5,000 in fees for attending meetings of our board of directors.

For 2006, includes (a) $1,548,935 in commissions, (b) $2,453,500 in net proceeds (net of payment of exercise price) realized from the exercise of warrants to acquire shares of capital stock of companies we provided investment banking services to, which warrants we received as partial consideration for our providing such services and which we transferred to Mr. Gorman prior to 2006, (c) approximately $18,000 as a car allowance, (d) approximately $5,500 in country club membership fees paid by us for the benefit of Mr. Gorman, (e) approximately $3,400 in health insurance premiums paid by us for the benefit of Mr. Gorman and his family and (f) $10,000 in fees for attending meetings of our board of directors.

See “-Employment Arrangements-John J. Gorman” for a description of the terms of Mr. Gorman’s employment arrangement.

(3)	Includes Mr. Salter’s guaranteed bonus of $70,000 ($17,500 per quarter). See “-Employment Arrangements–Mark M. Salter” for a description of the terms of Mr. Salter’s employment agreement.

(4)
For 2007, includes (a) $413,096 in commissions, (b) approximately $18,000 as a car allowance, (c) approximately $5,100 in country club membership fees paid by us for the benefit of Mr. Salter, (d) approximately $4,000 in health insurance premiums paid by us for health insurance for Mr. Salter and his family and (e) $5,000 in fees for attending meetings of our board of directors.

For 2006, includes (a) $538,905 in commissions, (b) $476,650 in net proceeds (net of payment of exercise price) realized from the exercise of warrants to acquire shares of capital stock of companies we provided investment banking services to, which warrants we received as partial consideration for our providing such services and which we transferred to Mr. Salter prior to 2006, (c) approximately $18,000 as a car allowance, (d) approximately $5,500 in country club membership fees paid by us for the benefit of Mr. Salter, (e) approximately $3,400 in health insurance premiums paid by us for health insurance for Mr. Salter and his family and (f) $9,000 in fees for attending meetings of our board of directors.

See “-Employment Arrangements-Mark M. Salter” for a description of the terms of Mr. Salter’s employment agreement.

(5)	Includes Mr. Rechner’s guaranteed bonus of $70,000 ($17,500 per quarter). See “-Employment Arrangements-Kurt J. Rechner” for a description of the terms of Mr. Rechner’s employment agreement.

(6)
For 2007, includes (a) $1,635 in commissions, (b) $18,125 of capital stock of companies we provided investment banking services to, which stock we received as partial consideration for our providing such services and which we transferred to Mr. Rechner during 2007, (c) approximately $18,000 as a car allowance, (d) approximately $5,100 in country club membership fees paid by us for the benefit of Mr. Rechner, (e) approximately $4,000 in health insurance premiums paid by us for health insurance for Mr. Rechner and his family and (f) $5,000 in fees for attending meetings of our board of directors.

For 2006, includes (a) $5,758 in commissions, (b) $476,650 in net proceeds (net of payment of exercise price) realized from the exercise of warrants to acquire shares of capital stock of companies we provided investment banking services to, which warrants we received as partial consideration for our providing such services and which we transferred to Mr. Rechner prior to 2006, (c) approximately $18,000 as a car allowance, (d) approximately $5,500 in country club membership fees paid by us for the benefit of Mr. Rechner, (e) approximately $3,400 in health insurance premiums paid by us for health insurance for Mr. Rechner and his family and (f) $10,000 in fees for attending meetings of our board of directors.

See “-Employment Arrangements-Kurt J. Rechner” for a description of the terms of Mr. Rechner’s employment agreement.

(7)
For 2007, includes (a) approximately $3,300 in health insurance premiums paid by us for health insurance for Mr. Morales and his family and (b) $5,000 in fees for attending meetings of our board of directors.

For 2006, represents fees for attending meetings of our board of directors.

See “-Employment Arrangements-Kurt E. Morales” for a description of the terms of Mr. Morales’ employment agreement.

Employment Arrangements

John J. Gorman

On February 25, 2005, we agreed to an employment arrangement with Mr. Gorman.  Mr. Gorman is not paid a base salary.  Mr. Gorman is paid commissions as a percentage of gross revenues, less related expenses, attributed to his efforts, which such percentage is determined by the Compensation Committee.  Specifically, Mr. Gorman’s commissions are based on (1) sales activities on behalf of his clients, (2) trading profitability (including unrealized gains and losses) related to our proprietary investments in securities if within Mr. Gorman’s designated trading account, and (3) revenues from investment banking clients and/or transactions that were sourced or placed primarily as a result of Mr. Gorman’s efforts.  Mr. Gorman currently receives a tiered percentage commission based upon the amount of our monthly revenue production attributed to his efforts.  Mr. Gorman receives 100% of the first $100,000 of revenue production attributable to his efforts in such month (notwithstanding any trading losses within his designated trading account).  If Mr. Gorman’s net production (including trading losses within his designated trading account) for such month does not equal or exceed $100,000, the deficit is carried forward and applied to subsequent months.  Mr. Gorman is paid at a rate of 30% of monthly revenue production attributable to his efforts in excess of $100,000 to the extent the excess monthly revenue production exceeds any cumulative deficit carried forward from prior months.  To the extent the annual revenue production attributable to his efforts exceeds $6,500,000, Mr. Gorman is paid at a rate of 45% of such excess.  Mr.  Gorman’s rate is re-adjusted downward to the minimum tier on a calendar year basis, however, any remaining deficit is carried forward to all subsequent periods.  Additionally, Mr. Gorman is entitled to participate in the management and administrative bonus pool on an annual basis.  The Compensation Committee determines the bonus amount to be paid to Mr. Gorman based on the performance of such group and Mr. Gorman’s individual performance and contributions to such group.  In addition, from time to time during the year, our Compensation Committee may approve the payment of discretionary bonuses to Mr. Gorman based on our operational and/or financial performance and Mr. Gorman’s individual performance and contributions to Tejas.  Mr. Gorman’s compensation arrangement also provides for a monthly car allowance, country club dues, and health insurance reimbursement.

On July 1, 2005, we and Mr. Gorman entered into a non-compete agreement pursuant to which, if we terminate Mr. Gorman’s employment for “Cause” (as defined below) or Mr. Gorman voluntarily terminates his employment without “Good Reason” (as defined below), he will be subject to noncompetition and nonsolicitation obligations for two years following such termination.  “Cause” is defined as (1) Mr. Gorman’s dishonesty, fraud, theft, embezzlement, or breach of fiduciary duties related to company matters, (2) his material violation of the non-compete agreement, (3) his engagement in gross misconduct which is injurious to our finances, business, or reputation, or (4) his conviction of, or plea of nolo contendere to, a felony or other crime involving moral turpitude.  “Good Reason” is defined as any action taken by us and not consented to by Mr. Gorman that has the following effect: (1) any material breach of the terms of the employment arrangement between Mr. Gorman and us, (2) any change in the formula or means by which his annual compensation is to be determined, or any failure to pay such compensation when due, (3) any material diminution in his duties and responsibilities, any change in his title as chairman of the board, or any change in the reporting structure pursuant to which he reports directly to our board of directors, or (4) any failure by Mr. Gorman to be re-elected as a member of our board of directors.

Mark M. Salter

On June 1, 2004 we entered into an employment and confidentiality agreement with Mr. Salter.  Mr. Salter’s agreement provides for a monthly salary of $15,000, which is subject to adjustment at the discretion of the Compensation Committee.  Either party may terminate the employment agreement at any time.  The agreement also entitles him to receive a severance payment equal to three months salary if we terminate his employment for any reason other than cause.  For a discussion of severance benefits, see “-Severance and Change of Control Benefits”. Additionally, Mr. Salter’s agreement provides for payment of quarterly guaranteed bonuses in the amount of $17,500.  Mr. Salter also receives commissions on all sales activities on behalf of his clients equal to 45% to 50% of broker commissions on such sales activities collected by us that are directly attributable to his efforts.  Mr. Salter’s agreement also entitles him to monthly payments on revenues attributable to government debt, mortgage-backed products, asset-backed securities and high grade corporate debt equal to 10% of commission production and 25% of trading profitability related to such securities if within Mr. Salter’s designated trading account.  The Compensation Committee has approved the following perquisites for Mr. Salter: a monthly car allowance, country club dues, and health insurance reimbursement.

In addition, from time to time during the year, our Compensation Committee may approve the payment of discretionary bonuses to Mr. Salter based on the operational and/or financial performance of our subsidiary Tejas Securities Group, Inc. and Mr. Salters’ individual performance and contributions to Tejas.  Our Compensation Committee has the discretion to determine whether to pay and, if so, the amount of any such discretionary bonuses.

Kurt J. Rechner

On June 1, 2004 we entered into an employment and confidentiality agreement with Mr. Rechner.  Mr. Rechner’s agreement provides for a monthly salary of $15,000, which is subject to adjustment at the discretion of the Compensation Committee.  In 2006, Mr. Rechner assumed the additional role of Chief Financial Officer on an interim basis until a replacement could be found.  Mr. Rechner received an increase of $6,250 to his monthly salary for assuming the additional duties related to that position.  Either party may terminate the employment agreement at any time.  The agreement also entitles him to receive a severance payment equal to six months salary if we terminate his employment for any reason other than for Cause.  For a discussion of severance benefits, see “-Severance and Change of Control Benefits”.  Additionally, Mr. Rechner’s agreement provides for payment of quarterly guaranteed bonuses in the amount of $17,500 and provides he is eligible for an annual bonus based on his performance and our profitability.  The Compensation Committee has approved the following perquisites for Mr. Rechner: a monthly car allowance, country club dues, and health insurance reimbursement.

In addition, from time to time during the year, our Compensation Committee may approve the payment of discretionary bonuses to Mr. Rechner based on the operation and/or financial performance of our investment banking business and Mr. Rechner’s individual performance and contributions to Tejas.  Our Compensation Committee has the discretion to determine whether to pay and, if so, the amount of any such discretionary bonuses.

Kurt E. Morales

On June 1, 2006 we entered into an employment agreement with Mr. Morales.  Mr. Morales’ agreement provides for an annual salary of $110,000.  Under the terms of the agreement, we paid Mr. Morales a $10,000 bonus upon the transfer of his NASD license to us.  In 2007, Mr. Morales assumed the additional role of Chief Financial Officer of our broker-dealer subsidiary, Tejas Securities Group, Inc. for which he received an increase to his annual salary by $50,000.  The agreement also entitles him to receive a severance payment equal to three months salary if we terminate his employment for any reason other than for Cause.  Either party may terminate the employment agreement at any time.  In addition, the employment agreement will automatically terminate if Mr. Morales is disqualified as a registered broker by the NASD.  The agreement also imposes noncompetition obligations on Mr. Morales for the term of the agreement and nonsolicitation obligations for one year following termination of his employment.  The Compensation Committee has approved health insurance reimbursement as a perquisite for Mr. Morales.

In addition, from time to time during the year, our Compensation Committee may approve the payment of discretionary bonuses to Mr. Morales based on the performance of our treasury department and Mr. Morales’ individual performance and contributions to Tejas.  Our Compensation Committee has the discretion to determine whether to pay and, if so, the amount of any such discretionary bonuses.

Grants of Plan-Based Awards

No non-equity incentive plan awards, equity incentive plan awards, stock options or other stock awards were granted to any named executive officer during the year ended December 31, 2007.

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning unexercised options held as of December 31, 2007, by the named executive officers.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
(a)	(b)		(c)	(d)	(e)	(f)
John J. Gorman	20,000	(1)	—	—	$1.25	6/3/08
	20,000	(1)	—	—	$9.90	11/8/09
	20,000	(1)	—	—	$1.25	6/3/08
	125,000	(1)	—	—	$4.50	5/10/09
Kurt J. Rechner	60,000	(1)	—	—	$9.00	11/8/09
	20,000	(1)	—	—	$1.25	6/3/08
	125,000	(1)	—	—	$4.50	5/10/09
Mark M. Salter	20,000	(1)	—	—	$9.00	11/8/09

(1)           This stock option was fully vested as of December 31, 2007.

Option Exercises and Stock Vested

No stock option exercises by any named executive officer occurred during 2007.

Severance and Change of Control Benefits

The following sets forth potential payments payable to our named executive officers upon the termination of employment under their current employment agreements and a change of control.  The Compensation Committee may in its discretion revise, amend or add to the benefits if it deems advisable (subject to the agreement of the applicable named executive officer).

Mr. Gorman is not entitled to any severance benefits.  Under the terms of their employment agreements, Mr. Salter and Mr. Morales are entitled to severance benefits equal to three months of their annual salary if terminated for any reason other than for Cause.  Under the terms of his employment agreement, Mr. Rechner is entitled to severance benefits equal to six months of his annual salary if terminated for any reason other than for Cause.  “Cause” is not defined in their employment agreements.

Under the terms of our 1999 stock option plan, if a “Change of Control” occurs, each outstanding stock option under the plan will become exercisable during the period beginning on the date of such Change of Control and ending on the sixtieth day following such date.  The plan defines a “Change of Control” as the occurrence of any of the following:

•
any “person” or “group” (as defined in the Securities Exchange Act of 1934) other than (a) an employee benefit plan sponsored by us or (b) Mr. Gorman or any of his affiliates, becomes the “beneficial owner” (as defined in the Securities Exchange Act of 1934) of 50% or more of the outstanding shares of our stock entitled to vote for the election of our directors;

•	any shares of our stock are purchased pursuant to a tender or exchange offer other than by us; or
•
a dissolution, liquidation, merger or consolidation of us or any disposition of all or substantially all of our assets, if our stockholders immediately before such transaction own, immediately after consummation of such transaction, equity securities possessing less than 50% of the voting power of the surviving or acquiring entity.

The following table shows the potential payments upon termination or a change of control as of December 31, 2007 for Mr. Gorman.

	Cash Severance	Value of Accelerated Equity Awards		Total

Without cause	—	—		—
With cause, resignation, death or disability	—	—		—
Change of control	—	$—	(a)	$—	(a)

(a)           Because all of Mr. Gorman’s options were fully vested as of December 31, 2007, the value associated with the acceleration of vesting of options upon a change of control would be zero.

The following table shows the potential payments upon termination or a change of control as of December 31, 2007 for Mr. Salter.

	Cash Severance	Value of Accelerated Equity Awards		Total

Without cause	$45,000	—		$45,000
With cause, resignation, death or disability	—	—		—
Change of control	—	$—	(a)	$—	(a)

(a)           Because all of Mr. Salter’s options were fully vested as of December 31, 2007, the value associated with the acceleration of vesting of options upon a change of control would be zero.

The following table shows the potential payments upon termination or a change in control as of December 31, 2007 for Mr. Rechner.

	Cash Severance	Value of Accelerated Equity Awards		Total

Without cause	$127,500	—		$127,500
With cause, resignation, death or disability	—	—		—
Change of control	—	$—	(a)	$—	(a)

(a)           Because all of Mr. Rechner’s options were fully vested as of December 31, 2007, the value associated with the acceleration of vesting of options upon a change of control would be zero.

The following table shows the potential payments upon termination or a change in control as of December 31, 2007 for Mr. Morales.

	Cash Severance	Value of Accelerated Equity Awards		Total

Without cause	$40,000	—		$40,000
With cause, resignation, death or disability	—	—		—
Change of control	—	$—	(a)	$—	(a)

(a)           Mr. Morales held no stock options as of December 31, 2007.

1999 Stock Option Plan

In October 1999, we adopted a stock option plan to strengthen our ability to attract, motivate, compensate and retain employees, directors, and consultants by providing a means for such persons to acquire a proprietary interest in us and to participate in our growth through ownership of our common stock.  The Compensation Committee of the board of directors administers the Stock Option Plan; provided, however, that the board of directors may also take all actions to administer the Stock Option Plan, including granting options.

Shares Subject to the Plan

Under the Stock Option Plan, we can grant awards consisting of either incentive stock options or nonqualified stock options for the purchase of shares of our common stock.  In September 2004, our board of directors approved a resolution to amend the Stock Option Plan to increase the maximum number of shares issuable under the Stock Option Plan from 800,000 to 2,000,000.  That number will be adjusted automatically if the outstanding shares of common stock are increased or decreased or changed into or exchanged for a different number of shares or kind of shares or other securities of the company or of another corporation, by reason of reorganization, split, combination of shares, or a dividend payable in common stock.  Equitable adjustments to the number of shares subject to each award and to the payment required to obtain such shares will also be made so that the same proportion of shares will be subject to the award and the aggregate consideration to acquire all shares subject to the award will remain as it was prior to such event as described in the previous sentence.

During 2007, we granted options under the Plan to acquire 327,500 shares of common stock, none of which were forfeited during the year.  No options granted during 2007 were exercised or canceled.  Options to purchase 156,000 shares of common stock, issued prior to 2007, were forfeited during 2007.  No options to purchase shares of common stock, issued prior to 2006, were exercised during 2007.  We had 341,100 shares available for issuance under the Plan as of December 31, 2007.

Eligibility

All of our employees, directors and consultants are eligible to receive awards under the Stock Option Plan, but only employees are eligible to receive incentive stock options.  The Compensation Committee, as administrator of the Stock Option Plan, determines the persons to whom stock option awards are to be granted; whether an option will be an incentive stock option or nonqualified stock option or both; the number of shares of our common stock subject to each grant; and the time or times at which stock option awards will be granted and the time or times of the exercise period, which shall not exceed the maximum period described below.

Types of Awards

Options granted under the Stock Option Plan may be either options that are intended to qualify for treatment as “incentive stock options” under Section 422 of the Internal Revenue Code or options that are not, which are “nonqualified stock options.”  The exercise price of incentive stock options must be at least the fair market value of a share of the common stock on the date of grant, and not less than 110% of the fair market value in the case of an incentive stock option granted to an optionee owning 10% or more of our outstanding common stock.  The aggregate fair market value of common stock (calculated on the date of grant) with respect to which incentive stock options are exercisable for the first time by an optionee during any calendar year shall not exceed $100,000.  The term of an option may not exceed ten years (or five years in the case of an incentive stock option granted to an optionee owning 10% or more of our outstanding common stock).

Termination of Awards

The Stock Option Plan limits the time during which a holder of an option can exercise an option to no more than ten years.  In addition, an optionee who leaves our employment will generally have no more than three months to exercise an option, reduced to zero days after employment is terminated for cause, and additional rules apply to cases of death and permanent disability.  Upon the occurrence of certain events which constitute a change of control, all granted options shall become exercisable during the period beginning on the date of the occurrence of the change of control and ending 60 days later.  The Compensation Committee may, however, override the Stock Option Plan’s rules, other than the ten year limit.  We cannot grant additional options under the Stock Option Plan after October 15, 2009, the tenth anniversary of its adoption.

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

Compensation Committee

The Compensation Committee of the board of directors was formed in October 1999.  The Compensation Committee consists of Michael F. Dura, Barry A. Williamson and Dennis G. Punches.  The Compensation Committee met seven times in 2007.  Messrs. Dura and Williamson each attended all of these Compensation Committee meetings.  Mr. Punches attended six of the meetings during 2007.  On March 29, 2004, the board of directors adopted the Amended and Restated Charter of the Compensation Committee.  A copy of this charter is available on our website at www.tejs.com.

The Compensation Committee, in consultation with executive management and our chairman, reviews and approves compensation to executive officers, including the executive officers named in the summary compensation table.  The Compensation Committee has the authority under its charter to engage the services of outside advisors, experts and others to assist it.

In performing its duties, the Compensation Committee:

•	reviews all areas of executive compensation and recommends and approves compensation for all executives;
•	administers our stock option plan;
•	reviews and approves new employment agreements and amendments of existing employment agreements for executive officers;
•	issues an annual report on executive compensation for inclusion in our annual proxy statement;
•	makes recommendations to the board with respect to incentive-compensation plans and equity-based plans; and
•	performs such other functions as the board may from time to time assign to the Compensation Committee.

Our chairman, chief executive officer, other members of our management and outside advisors may be invited to attend all or a portion of a Compensation Committee meeting depending on the nature of the agenda items.  Generally, our chairman and executive management team attend Compensation Committee meetings.  Neither our chief executive officer nor any other member of management votes on items before the Compensation Committee; however, the Compensation Committee and Board of Directors solicit the views of executive management and our chairman on compensation matters as they relate to the compensation of all executive officers and our chairman.  The Compensation Committee also works with our executive management to determine the agenda for each meeting.

Compensation Committee Interlocks and Insider Participation

No member of our Compensation Committee is an officer or employee of ours.  There are no compensation committee interlock relationships with respect to us.

Board Compensation

Our board compensation consists of both cash and common stock options.  Each non-employee director receives an annual retainer of $15,000.  Additionally, each director, whether an employee or not, receives $1,000 per meeting of the board for his or her service on the board of directors, plus health insurance benefits or a stipend equal to the value of health insurance benefits provided to the other directors.  Directors serving on committees of the board of directors receive $250 per committee meeting, with the committee chair receiving $500 per committee meeting.  We typically grant directors options to purchase up to 10,000 shares of common stock annually for serving on the board of directors, with an exercise price equal to the fair market value (as defined in our 1999 stock option plan) on the date of grant and which vest one-third on the date of grant and one-third on each of the first two anniversaries of the grant date.  However, these option grants are not guaranteed.  In March 2007, each non-employee director was granted an option to acquire 10,000 shares of our common stock on such terms.

The following table summarizes board compensation for our non-employee directors for the year ended December 31, 2007.

Name	Fees Earned or Paid in Cash (1)	Stock Awards	Option Awards (2)(3)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation (4)	Total
Mr. Dura	$67,750	—	$41,381	—	—	$12,040	$121,171
Mr. Punches	$42,500	—	$17,608	—	—	$3,900	$64,008
Mr. Inglehart	$21,000	—	$17,608	—	—	$3,900	$42,508
Mr. Mayer	$20,000	—	$17,608	—	—	$3,587	$41,195
Mr. Williamson	$25,500	—	$8,575	—	—	$11,919	$45,994
Mr. Wilson (5)	$20,000	—	$17,608	—	—	$12,040	$49,648

(1)
Comprised of $15,000 annual retainer for each director and meeting and committee fees for attendance throughout 2007.  Also included for Messrs. Dura and Punches are Special Committee fees of $45,000 and $20,000, respectively.

(2)
In March 2007, each non-employee director was granted an option to purchase 10,000 shares of our common stock, which vests one-third on the date of grant and one-third on each of the first two anniversaries of the date of grant.  The grant date fair value of each such option was $14,700 as calculated under FAS 123R.

(3)
The amounts in the “Option Awards” column reflect the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2007 in accordance with FAS 123R of stock options granted pursuant to our 1999 stock option plan and thus include amounts from stock options granted in and prior to 2007.  Assumptions used in the calculation of the amount for 2007 are included in footnote 14 to our audited financial statements for the year ended December 31, 2007 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2008.

(4)	Comprised solely of payment of health insurance premiums for the benefit of such director and his family.

(5)	Mr. Wilson resigned from the board of directors effective March 31, 2008.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table provides information with respect to ownership of our common stock at December 31, 2007 for:

•	each beneficial owner of five percent or more of our common stock;
•	each director;
•	each of the named executive officers; and
•	all directors and officers as a group.

Except as indicated on the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Options exercisable within 60 days following December 31, 2007, and shares of our common stock into which our series A preferred stock is convertible are included as shares beneficially owned.  For purposes of calculating percent ownership as of December 31, 2007, 4,494,115 shares of our common stock were issued and outstanding and, for any individual who beneficially owns shares represented by our series A preferred stock or options exercisable within 60 days following December 31, 2007, these shares are treated as if outstanding for that person, but not for any other person.

Name and Address of Beneficial Owner	Number	Percent Beneficially Owned

John J. Gorman(1) (2) (3)	1,967,766	43.4%
Mark M. Salter(1) (4)	366,740	7.6%
PAR Investment Partners, L.P. (9)	252,682	5.6%
Kurt J. Rechner(1) (6)	224,220	4.8%
Barry A. Williamson(1) (5)	61,066	1.4%
Clark N. Wilson(1) (7)	54,333	1.2%
William A. Inglehart(1) (7)	53,333	1.2%
Charles H. Mayer(1) (8)	33,333	*
Dennis G. Punches(1) (8)	33,333	*
Michael F. Dura(1) (8)	33,333	*
All executive officers and directors as a group (9 total)	2,827,457	53.1%
____________

*	Less than 1%.

(1)	The address for Messrs. Gorman, Salter, Rechner, Williamson, Wilson, Inglehart, Mayer, Punches and Dura is 8226 Bee Caves Road, Austin, Texas 78746.

(2)	Includes 40,000 shares of common stock issuable pursuant to options granted under our 1999 Stock Option Plan (which we refer to as the Stock Option Plan).

(3)
Mr. Gorman disclaims beneficial ownership of 359,532 shares, 179,766 shares of which are held in the name of the John Joseph Gorman V Trust and 179,766 shares of which are held in the name of the Ryleigh Gorman Trust. Mr. Gorman’s wife, Tamra Gorman, serves as the Trustee of each trust.

(4)
Includes 165,000 shares of common stock issuable pursuant to options granted under the Stock Option Plan and 200,000 shares of common stock issuable upon the conversion of our Series A Preferred Stock owned by Salter Family Partners, Ltd., a family limited partnership controlled by Mr. Salter, as described below under “Certain Relationships and Related Transactions.”

(5)	Includes 16,666 shares of common stock issuable pursuant to options granted under the Stock Option Plan.

(6)	Includes 205,000 shares of common stock issuable pursuant to options granted under the Stock Option Plan.

(7)	Includes 53,333 shares of common stock issuable pursuant to options granted under the Stock Option Plan.

(8)	Represents 33,333 shares of common stock issuable pursuant to options granted under the Stock Option Plan.

(9)	Based on the Schedule 13G filed on October 26, 2007 by PAR Investment Partners, L.P., the address for PAR Investment Partners, L.P. is One International Place, Suite 2401, Boston, MA 02110.

Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2007.

	(a)	(b)	(c)

Plan Category	Number of Shares of Our Common Stock to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares of Our Common Stock Remaining Available for Future Issuance Under Equity Compensation Plans (exceeding securities reflected in the column (a))

Equity compensation plans approved by our security holders	1,402,335	$8.23	341,100
Total	1,402,335	$8.23	341,100

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Independence of Board Members

Our board of directors has determined that Messrs. Dura, Williamson and Punches meet the definition of “independence” set forth in Rule 4200(a)(15) of the NASDAQ listing standards as well as the independence standards set forth in Rule 10A-3(b)(1) of the Exchange Act.  In determining Mr. Williamson’s independence, the board considered the fact that Mr. Williamson serves on the board of directors of Green Builders, Inc., a company to which we have provided investment banking services and leased certain office space.  More information regarding these services is included in “Other Related Transactions” under “Certain Relationships and Related Transactions.”  In addition, the board has determined that Mr. Dura is an “audit committee financial expert” as that term is defined by the rules and regulations of the SEC.  The board of directors has also determined that Messrs. Inglehart and Mayer are not “independent” under Rule 4200(a)(15) of the NASDAQ listing standards and under Rule 10A-3(b)(1) of the Exchange Act, because Messrs. Inglehart and Mayer are “Family Members” (as defined in Rule 4200(a)(14) of the NASDAQ listing standards) of Mr. Gorman.  Mr. Gorman is not “independent” because he is an employee of ours.  During his time on the board, Mr. Wilson was not independent under Rule 4200(a)(15) of the NASDAQ listing standards and under Rule 10A-3(b)(1) of the Exchange Act as a result of investment banking transactions we completed on behalf of his company and a lease of certain office space by us to his company.  For more information on such transactions and lease, see “Other Related Transactions” under “Certain Relationships and Related Transactions.”

Review, Approval or Ratification of Transactions with Related Persons

Under the charter of the audit committee, the audit committee is responsible for reviewing and approving all related party transactions as defined under the American Stock Exchange rules (which define related party transactions by reference to Item 404 of Regulation S-K).  Our management is responsible for identifying any related party transactions and submitting them to the audit committee for review.  The audit committee will review any related party transactions on a case-by-case basis and determine whether or not to approve such transactions.  Other than as set forth in the audit committee charter, we have not adopted a written policy for the review of related party transactions.

Notes Payable and Preferred Stock

On February 22, 2005, we purchased an office building through our wholly-owned subsidiary, TI Building Partnership, Ltd.  The office building was purchased at a price of approximately $3,470,000, with $2,200,000 being financed through Community Credit Union, or CCU.  Pursuant to the terms of a promissory note, this loan accrues interest at a rate of 5.75% per annum, with monthly installments of $13,840 through February 2011, at which time the outstanding principal and accrued interest on the note shall be due and payable.  A mortgage on the building and the associated real property secures the repayment of such borrowing.  In connection with this acquisition, John J. Gorman, our Chairman, agreed to (1) indemnify CCU against any losses incurred by CCU as a result of any violations of environmental laws or certain building laws related to such real property and (2) provide a limited guarantee of our performance under certain provisions of the deed of trust entered into in connection with such financing.  The principal balance of the promissory note was $2,087,961 as of December 31, 2007.

On July 7, 2004, we entered into a subordinated convertible promissory note agreement with Salter Family Partners, Ltd., a family limited partnership controlled by Mark M. Salter, our Chief Executive Officer, to borrow $1,000,000 for operating purposes.  Under the terms of the promissory note, we were required to make quarterly interest payments at a rate of 10% per annum.  The promissory note was unsecured. The maturity date of the note was December 1, 2005, at which time all remaining unpaid principal and interest was to become due.  The promissory note was convertible at any time into a number of shares of our common stock equal to the unpaid principal divided by a conversion price of $5.00 or a number of shares of our Series A Convertible Preferred Stock equal to the unpaid principal divided by a conversion price of $1,000.  On September 26, 2005, the Salter Partnership converted the promissory note into 1,000 shares of our Series A convertible preferred stock.  We have also granted the Salter Partnership certain piggyback registration rights for the shares of our common stock into which the preferred stock may be converted.

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

We believe that each of these agreements was negotiated on an arm’s-length basis.

Officer and Director Receivables

In October 2001, John J. Gorman acquired the right to receive payment of a liability of ours in the amount of $121,000 originally payable to a third party.  The liability originated from the merger between us and Tejas Securities Group, Inc. and is payable upon our successful listing on the Nasdaq SmallCap Market.

Other Related Transactions

Tejas Securities entered into an engagement letter to place up to $7,000,000 principal amount of debt securities on behalf of Green Builders, Inc., in which Mr. Wilson beneficially owned approximately 69% of its outstanding common stock as of March 31, 2007 and is also the Chairman, Chief Executive Officer and President.  Mr. Gorman beneficially owned approximately 17.2% of the outstanding common stock of Green Builders, Inc. as of March 31, 2008.  The transaction was consummated on or about September 12, 2006.  Tejas Securities received a cash fee of $70,000 for placement services, plus reimbursement for legal fees incurred and ancillary out of pocket expenses.

On May 10, 2007, Green Builders, Inc. filed a registration statement under the Securities Act of 1933 that registered 5,750,000 shares of common shares.   Green Builders, Inc. retained the firm of Capital Growth Financial, LLC to underwrite this registration of common stock.   Tejas Securities Group, Inc. participated as a member of the selling group that sold shares under this registration.   Tejas Securities Group, Inc. was compensated as part of the selling group.

As of March 31, 2008, we held 445,213 shares of Green Builders, Inc. common stock.

On September 14, 2006, we leased office space in a building owned by our wholly owned subsidiary TI Building Partnership, Ltd. to Green Builders, Inc.  The lease commenced on October 1, 2006 and expires on September 30, 2009.  We sold this building on January 8, 2008 and assigned the lease to the new owner.  The lease requires Green Builders, Inc. to pay approximately $6,000 per month over the lease term plus Green Builders, Inc.’s pro rata share of the building’s operating expenses as adjusted every calendar year for the building’s actual operating expenses.

Many of our employees, officers and management maintain personal accounts with us.  When we execute securities transactions on behalf of our employees, officers and management, those transactions are executed at current market prices, plus execution costs.  All of our officers as well as our Chairman of the Board, John J. Gorman, routinely conduct such transactions for their own accounts, and we believe that such transactions are on an arm’s-length basis. Mr. Gorman, who also beneficially owns 43.4% of our common stock as of March 31, 2008, also makes many of our proprietary trading decisions.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm

Effective October 6, 2004, we dismissed Ernst & Young LLP and engaged PMB Helin Donovan, LLP as our Independent Registered Public Accounting Firm.  We have reported the fees for our Independent Registered Public Accounting Firm below during 2007 and 2006.

Audit Fees.  Fees for services rendered by PMB Helin Donovan, LLP in connection with their audits of our consolidated financial statements, quarterly reviews on Form 10-Q, and reviews of other Securities and Exchange Commission filings for 2007 and 2006 were $88,652 and $88,635, respectively.

Audit Related Fees.  Audit-related fees include assurance and related services, such as reports on internal controls, and due diligence and related services.  Fees for such services rendered by PMB Helin Donovan, LLP were $38,635 for fiscal year 2007 and $0 for fiscal year 2006.

Tax Fees.  Tax-related fees included tax compliance, tax advice and tax planning.  Fees for such services rendered by PMB Helin Donovan, LLP were $21,850 for fiscal year 2007 and $8,000 for fiscal year 2006.

All Other Fees.  There were no fees for other services by our Independent Registered Public Accounting Firm for fiscal years 2007 and 2006.

The Audit Committee pre-approved all of the services described above under Audit Fees, Audit-Related Fees and Tax Fees.

Pre-Approval Policies and Procedures

The audit committee’s policy is to pre-approve all audit and permissible non-audit services provided by our Independent Registered Public Accounting Firm.  Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget.  The audit committee has delegated pre-approval authority to Mr. Dura when expedition of services is necessary.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements
The financial statements and financial statement schedules were included in our Form 10-K filed on March 28, 2008.

2.	Exhibits
Incorporated by reference to the Exhibit Index at the end of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEJAS INCORPORATED

By:	/s/ Mark M. Salter
Mark M. Salter
Chief Executive Officer

Date: April 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John J. Gorman
John J. Gorman	Chairman of the Board	April 28, 2008

/s/ Mark M. Salter
Mark M. Salter	Chief Executive Officer	April 28, 2008
(Principal Executive Officer)
/s/ Kurt J. Rechner
Kurt J. Rechner	President, Chief Operating Officer,	April 28, 2008
Chief Financial Officer (Principal Financial Officer), Treasurer and Secretary
/s/ Kurt E. Morales
Kurt E. Morales	Director of Accounting	April 28, 2008
(Principal Accounting Officer)
/s/ Michael F. Dura
Michael F. Dura	Vice-Chairman of the Board	April 28, 2008

/s/ William A. Inglehart
William A. Inglehart	Director	April 28, 2008

/s/ Dennis G. Punches
Dennis G. Punches	Director	April 28, 2008

/s/ Charles H. Mayer
Charles H. Mayer	Director	April 28, 2008

/s/ Barry A. Williamson
Barry A. Williamson	Director	April 28, 2008

(a)	Exhibits:

Exhibit Number	Description of Exhibits

3.1	Certificate of Incorporation (Incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on May 2, 2001).

3.2	Bylaws (Incorporated herein by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on May 2, 2001).

3.3	Certificate of Amendment to Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.3 to the registrant’s Current Report on Form 8-K filed on June 25, 2001).

3.4	Certificate of Amendment to Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.4 to the registrant’s Current Report on Form 8-K filed on June 20, 2002).

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

Exhibit Number	Description of Exhibits

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

21.1**	Subsidiaries of the Registrant

23.1*	Consent of PMB Helin Donovan, LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer under Securities Exchange Act Rules 13a-14 or 15d-14

31.2*	Certification of Chief Financial Officer under Securities Exchange Act Rules 13a-14 or 15d-14

32.1**	Certifications of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certifications of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

____________
*	Filed herewith.
**	Filed with the Company’s Annual Report on form 10-K filed with the SEC on March 28, 2008.
†	Management contract or compensatory plan or arrangement.