Form 10-K/A
period 2007-12-31
Tejas Inc
filed 2008-05-07
CIK 869688

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
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

Explanatory Note

This Amendment No. 2 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the year ended December 31, 2007 that was filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2008 and that was amended by the Form 10-K/A (Amendment No. 1) filed with the SEC on April 29, 2008 (collectively, the “Original Filing”).  This Amendment is being filed to (1) check the box on the cover page of the Annual Report on Form 10-K to indicate we are a “smaller reporting company” rather than a “non-accelerated” filer, (2) delete Item 9A in the Original Filing and replace it with the Item 9A(T) included herein and (3) disclose management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007, which was not disclosed in the Original Filing.

Except as set forth herein, no other changes have been made to the Original Filing.  Unless expressly stated herein, this Amendment does not reflect events occurring after the filing of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing.  References to the “Company”, “we”, “our”, or “us” in this Amendment refer to Tejas Incorporated and its consolidated subsidiaries, unless the context otherwise indicates.

ITEM 9A(T). CONTROLS AND PROCEDURES.

(a)  Disclosure Controls and Procedures

As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act of the end of the year.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in the Company’s periodic SEC filings within the required time period, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b)  Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control—Integrated Framework.

Based on this assessment, our management concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c)  Changes in Internal Control Over Financial Reporting

Additionally, our Chief Executive Officer and Chief Financial Officer determined, as of December 31, 2007, that during the three months ended December 31, 2007, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1	Financial Statements
The financial statements and financial statement schedules were included in our Form 10-K filed on March 28, 2008.

2.	Exhibits
Incorporated by reference to the Exhibit Index at the end of this report.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEJAS INCORPORATED

By:	/s/ Mark M. Salter
Mark M. Salter
Chief Executive Officer

Date: May 7, 2008

3

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

4

Exhibit Number	Description of Exhibits

10.12†	First Amendment to First Amended and Restated Stock Option Plan (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on November 9, 2004).

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

5