Form 10-Q
period 2008-03-31
Tejas Inc
filed 2008-05-15
CIK 869688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

or

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of April 30, 2008, the Registrant had the following number of shares of common stock, $0.001 par value per share, outstanding:  4,350,732.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

TEJAS INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

	March 31,	December 31,
	2008	2007
Assets	(Unaudited)

Cash and cash equivalents	$1,415,889	1,042,071
Receivable from clearing organization	320,709	185,207
Receivables from employees	107,245	123,807
Federal income taxes receivable	-	271,112
Securities owned, at fair value	8,066,019	14,185,486
Property and equipment, net	4,493,186	6,654,208
Deferred tax asset, net	3,752,153	1,938,975
Goodwill	138,215	138,215
Prepaid expenses and other assets	774,894	627,164

Total assets	$19,068,310	25,166,245

Liabilities and Stockholders' Equity

Accounts payable, accrued expenses and other liabilities	$2,461,227	2,799,224
Securities sold, not yet purchased	2,946,092	-
Payable to clearing organization	337,472	3,838,535
Notes payable	2,076,738	3,733,636
Total liabilities	7,821,529	10,371,395

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 100,000 shares authorized; Series A convertible preferred stock,1,000 shares issued and outstanding at March 31, 2008and December 31, 2007	1	1
Common stock, $0.001 par value,30,000,000 shares authorized; 8,178,508 shares issued at March 31, 2008 and December 31, 2007	8,179	8,179
Additional paid in capital	69,962,134	69,912,141
Retained deficit	(47,643,709)	(44,045,648)
Treasury stock, at cost, 3,684,394 and 3,684,393 shares at March 31, 2008 and December 31, 2007, respectively	(11,079,824)	(11,079,823)
Total stockholders' equity	11,246,781	14,794,850

Total liabilities and stockholders' equity	$19,068,310	25,166,245

See accompanying notes to consolidated financial statements.

TEJAS INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended
	March 31,
	2008	2007

Revenue:
Commissions from agency transactions	$664,317	946,395
Commissions from principal transactions	4,562,781	1,969,696
Underwriting and investment banking income	299,750	2,658,324
Net dealer inventory and investment loss, net of trading interest expense of $13,615 and $104,543 for the three months ended
March 31, 2008 and 2007, respectively	(6,706,576)	988,646
Other income	467,138	65,812
Total revenue	(712,590)	6,628,873

Expenses:
Commissions, employee compensation and benefits	3,458,359	4,941,916
Clearing and floor brokerage	115,730	190,580
Communications and occupancy	359,066	551,879
Professional fees	229,252	209,903
Interest	42,126	64,176
Other	469,116	857,859
Total expenses	4,673,649	6,816,313

Loss before income tax benefit	$(5,386,239)	(187,440)

Income tax benefit	(1,813,178)	(19,377)

Net loss	$(3,573,061)	(168,063)

Less:
Dividends on Series A convertible preferred stock	(25,000)	(25,000)

Net loss available to common stockholders	$(3,598,061)	(193,063)

Loss per share of common stock:
Basic	$(0.80)	(0.04)

Diluted	$(0.80)	(0.04)

Weighted average common shares outstanding:
Basic	4,494,114	4,825,613

Diluted	4,494,114	4,825,613

See accompanying notes to consolidated financial statements.

TEJAS INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(3,573,061)	(168,063)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred tax benefit, net	(1,813,178)	(286,727)
Depreciation and amortization expense	59,088	82,320
Stock based compensation expense	49,993	293,310
Gain on sale of property and equipment, net	(409,515)	-
Changes in operating assets and liabilities:
Receivable from clearing organization	(135,502)	(151,393)
Receivables from employees	16,562	76,974
Federal income tax receivable/payable, net	271,112	220,948
Securities owned	6,119,467	2,492,767
Prepaid expenses and other assets	(147,730)	(401,144)
Accounts payable, accrued expenses and other liabilities	(323,737)	782,475
Payable to clearing organization	(3,501,063)	(860,888)
Securities sold, not yet purchased	2,946,092	(2,021,642)
Net cash provided by (used in) operating activities	(441,472)	58,937

Cash flows from investing activities:
Cash proceeds from sale of property and equipment	2,513,866	-
Purchase of property and equipment	(2,418)	(29,061)
Net cash provided by (used in) investing activities	2,511,448	(29,061)

Cash flows from financing activities:
Payments on capital lease	(14,260)	(8,942)
Payment of accrued dividend on preferred stock	(25,000)	(25,000)
Payments of notes payable	(1,656,898)	(22,289)
Net cash used in financing activities	(1,696,158)	(56,231)

Net change in cash and cash equivalents	373,818	(26,355)

Cash and cash equivalents at beginning of period	1,042,071	2,429,026

Cash and cash equivalents at end of period	$1,415,889	2,402,671

Supplemental disclosures:
Interest paid	$52,982	64,622
Taxes paid	$-	6,437

Summary of non-cash financing activities:

On March 31, 2008 and 2007, the Company had $25,000 of preferred stock dividends declared, but not paid.

See accompanying notes to consolidated financial statements.

(1)	General

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

On April 6, 2006, Tejas authorized a stock repurchase program for up to $5 million of its outstanding common stock.  On May 13, 2008, our board of directors terminated this program.

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

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions for Form 10-Q and, therefore should be read in conjunction with the Company’s 2007 Form 10-K.  All adjustments (consisting of only normal recurring adjustments) that are necessary in the opinion of management for a fair presentation of the interim consolidated financial statements have been included.  The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results for the year ending December 31, 2008.

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements.  In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only.  SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements.  Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs.  The standard describes a fair value hierarchy based on three levels of inputs that may be used to measure fair value, of which the first two are considered observable and the last unobservable as:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•
Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition.

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

The provisions of FIN 48 were adopted by the Company on January 1, 2007 (the effective date). The provisions of FIN 48 were to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48.  At present, the Company has not identified any tax position taken to which the provisions of FIN 48 apply or would otherwise cause an impact on the Company’s consolidated financial statements.  As such, there have been no adjustments to the consolidated financial statements as a result of the adoption of FIN 48.  However, the Company is currently undergoing a routine audit by the Internal Revenue Service (“IRS”) related to the Company’s 2004 consolidated federal tax return.  The Company has received a notice of proposed adjustments from the IRS related to 2004 as a result of this audit.  The Company has contested the proposed adjustments.  The Company believes that the resolution of these adjustments will not have a material adverse effect on the financial condition or results of operations of the Company.  In addition to the federal tax return under audit for 2004, the remaining tax years subject to examination from a federal income tax perspective are 2004 through 2007.  Similarly, the remaining tax years subject to examination from a state tax perspective are 2003 through 2007.

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

TSG elects to use the basic method of the Rule, which requires it to maintain minimum net capital equal to the greater of $250,000 or 6-2/3% of aggregate indebtedness.  As of March 31, 2008, TSG’s net capital requirement was $250,000.  Minimum net capital requirements may be as great as $1,000,000 depending upon the number and value of securities in which TSG makes markets.  As of March 31, 2008, TSG’s net capital of $1,463,471 was $1,213,471in excess of the minimum required.  TSG’s ratio of aggregate indebtedness to net capital was 1.41 to 1 at March 31, 2008.

(3)	Securities Owned and Securities Sold, Not Yet Purchased

At March 31, 2008 and December 31, 2007, the fair value of securities owned and sold, not yet purchased consisted of the following:

	2008		2007
	Owned	Sold, not yet purchased	Owned	Sold, not yet purchased

State and municipal obligations	$211,613	$—	$271,498	$—
U.S. Government bonds	4,163,126	2,876,432	2,217,868	—
Corporate bonds and notes	1,364,162	69,660	1,796,854	—
Equity securities	2,261,144	—	9,899,266	—
Warrants	65,974	—	—	—
Total	$8,066,019	$2,946,092	$14,185,486	$—

For the three months ended March 31, 2008, the incremental unrealized loss associated with securities owned and securities sold, not yet purchased of $2,853,376 was included in the consolidated statements of operations.  As of March 31, 2008, the unrealized loss recorded on our securities was $3,310,920 and is included in our consolidated statements of financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability based upon an exit price model.

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash, cash equivalents and short-term investments) measured at fair value on a recurring basis as of March 31, 2008:

Securities Owned	Level 1	Level 2	Level 3	Total

State and municipal obligations	$211,613	$—	$—	$211,613
U.S. Government bonds	4,163,126	—	—	4,163,126
Corporate bonds and notes	1,314,162	50,000	—	1,364,162
Equity securities	2,149,619	111,525	—	2,261,144
Warrants	—	65,974	—	65,974
Total	$7,838,520	$227,499	$—	$8,066,019

Securities Sold, Not Yet Purchased	Level 1	Level 2	Level 3	Total

State and municipal obligations	$—	$—	$—	$—
U.S. Government bonds	2,876,432	—	—	2,876,432
Corporate bonds and notes	69,660	—	—	69,660
Equity securities	—	—	—	—
Warrants	—	—	—	—

Total	$2,946,092	$—	$—	$2,946,092

(4)	Notes Payable

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

On May 10, 2005, the Company borrowed $1,760,000 from a financial institution to finance in part the purchase price of a second office building through its wholly-owned subsidiary, TI Building. Pursuant to the terms of a promissory note, the borrowing accrues interest at a rate of 6.75% per annum, with monthly installments of $13,388 through May 2010, at which time the outstanding principal and accrued interest on the note shall be due and payable. A mortgage on the building and the associated real property secures the repayment of such borrowing.  On January 28, 2008 the building was sold for $2,700,000.  As a result of the sale, the Company satisfied its remaining obligation due on the note and realized a gain on the sale of the building and related improvements approximating $410,000.  The gain on the sale was included in our consolidated statements of operations.

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

Earnings (loss) per share of common stock are calculated as follows:

	For the Three Months Ended March 31,
	2008	2007
BASIC EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
Net loss available to common stockholders	$(3,598,061)	(193,063)
Weighted average common shares outstanding	4,494,114	4,825,613

Basic loss per share of common stock	$(0.80)	(0.04)

DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
Net loss available to common stockholders	$(3,598,061)	(193,063)

Weighted average common shares outstanding	4,494,114	4,825,613
Effect of dilutive securities:
Options	—	—
Restricted Stock Units	—	—
Convertible preferred stock	—	—
Weighted average common shares outstanding after effect of dilutive securities	4,494,114	4,825,613
Diluted loss per share of common stock	$(0.80)	(0.04)

Options to purchase 1,389,001 and 1,240,501 of the Company’s common stock for the three months ended March 31, 2008 and 2007, respectively, were not included in the computation of diluted earnings (loss) per share of common stock because the options were antidilutive.  The 200,000 shares of the Company’s common stock issuable upon conversion of the convertible preferred stock for the three months ended March 31, 2008 and 2007 were not included in the computation of diluted earnings (loss) per share of common stock because they were antidilutive.

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

The following table presents segment revenues, income (loss) before income tax expense (benefit), and assets for the three months ended March 31, 2008.

	Brokerage	Investment Banking	Total
Revenues from external customers	$(1,103,771)	299,750	(804,021)
Interest revenue	105,046	-	105,046
Interest expense	55,741	-	55,741
Depreciation and amortization	59,088	-	59,088
Income (loss) before income tax expense (benefit)	(5,464,166)	77,927	(5,386,239)

Segment assets	19,068,310	-	19,068,310
Capital expenditures	2,418	-	2,418

The following table presents segment revenues, income (loss) before income tax expense (benefit), and assets from continued operations for the three months ended March 31, 2007.

	Brokerage	Investment Banking	Total
Revenues from external customers	$3,930,881	2,658,324	6,589,205
Interest revenue	144,211	-	144,211
Interest expense	168,719	-	168,719
Depreciation and amortization	82,319	-	82,319
Income (loss) before income tax expense (benefit)	(1,735,482)	1,548,042	(187,440)

Segment assets	29,509,955	-	29,509,955
Capital expenditures	29,061	-	29,061

(8)	Impairment of Goodwill

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

(9)	Recent Developments

On May 13, 2008, at the recommendation of our executive management, our board of directors approved the voluntary deregistering of our common stock.  As a result, on or about May 30, 2008, the Company intends to file a Form 15 with the Securities and Exchange Commission to voluntarily deregister its common stock under the Securities Exchange Act of 1934, as amended (“the Exchange Act”).

Upon the filing of the Form 15, the Company’s obligation to file certain reports with the SEC, including Forms 10-K, 10-Q, and 8-K, will immediately be suspended.  The Company expects that the deregistration of its common stock will become effective 90 days after the date the Form 15 is filed with the SEC.  As a result of the filing of the Form 15, the Company expects that its shares will no longer be quoted on the OTC Bulletin Board.  The Company anticipates that its common stock may be traded on the Pink Sheets after it deregisters.  However, the Company can give no assurances that its common stock will be traded on the Pink Sheets or, if it is traded on the Pink Sheets, whether an active trading market will develop for its common stock.

The Company currently expects that it will continue to provide its stockholders with periodic financial and operational information.  The financial statements contained in these updates may be unaudited and will not have the detail required of a company that files reports with the SEC.

On May 13, 2008 the Company also terminated its stock repurchase program established on April 6, 2006.  That program authorized the Company to purchase up to $5 million of its outstanding common stock.

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

Our total revenues were $(712,590) for the three months ended March 31, 2008, which was a decrease of $7,341,463 or 111% from $6,628,873 for the three months ended March 31, 2007.  The reasons for the changes are set forth below.

Commission revenues from agency and principal transactions were $5,227,098 for the three months ended March 31, 2008, which was an increase of $2,311,007 from $2,916,091 for the three months ended March 31, 2007.  The overall increase in commission revenue is primarily the result of a significant block transaction partially offset by the change in the mix of number of transactions, size of transactions, and the commissions charged.  Commission revenues increased to 733.5% of total revenues for the three months ended March 31, 2008 from 44.0% of total revenues for the three months ended March 31, 2007.

Underwriting and investment banking revenues were $299,750 for the three months ended March 31, 2008, which was a decrease of $2,358,574 from $2,658,324 for the three months ended March 31, 2007.  The decrease in investment banking revenues for the three months ended March 31, 2008 is due to a decrease in proceeds raised in various investment banking engagements during the first quarter of 2008 as compared to the same period in 2007.  We completed only one investment banking engagement and were performing services under one investment banking advisory engagement in the three months ended March 31, 2008 compared to the completion of five investment banking engagements in the three months ended March 31, 2007.  Underwriting and investment banking revenues increased to 42.1% of total revenues for the three months ended March 31, 2008 from 40.1% of total revenues for the three months ended March 31, 2007.

Net dealer inventory and investment income was $(6,706,576) for the three months ended March 31, 2008, which was a decrease of $7,695,222 from $988,646 for the three months ended March 31, 2007. The decrease in inventory and investment income for the three months ended March 31, 2008 resulted primarily from realized trading losses in our proprietary equity trading account coupled with the mark to market of the fair value of our securities held.   Net unrealized trading losses for the three months ended March 31, 2008 were $2,853,376.  Net realized trading losses for the three months ended March 31, 2008 were $3,944,631.  Net dealer inventory and investment income increased to 941.2% of total revenues for the three months ended March 31, 2008 from 14.9% of total revenues for the three months ended March 31, 2007.

Other income was $467,138 for the three months ended March 31, 2008, which was an increase of $401,326 from $65,812 for the three months ended March 31, 2007.  The overall increase in other income was primarily due to the sale of one of our buildings owned by our subsidiary, TI Building. Other income increased to 65.6% of total revenues for the three months ended March 31, 2008 from 1.0% of total revenues for the three months ended March 31, 2007.

Total expenses were $4,673,649 for the three months ended March 31, 2008, which was a decrease of $2,142,664 or 31% from $6,816,313 for the three months ended March 31, 2007.  The explanations for the changes are set forth below.

Commissions, employee compensation and benefits were $3,458,359 for the three months ended March 31, 2008, which was a decrease of $1,483,557 from $4,941,916 for the three months ended March 31, 2007.  This decrease was primarily the result of decreased staffing in both our brokerage and investment banking segments.  Commission expense was $2,250,385 for the three months ended March 31, 2008, which was an increase of $98,032 from $2,152,353 for the three months ended March 31, 2007.  The increase in commission expense for the period is due to a sizeable commissionable transaction slightly offset by decreases in commission revenues from the comparable period in the prior year.  Commissions, employee compensation and benefits increased to 485.3% of total revenues for the three months ended March 31, 2008 from 74.6% of total revenues for the three months ended March 31, 2007.

Clearing and floor brokerage costs were $115,730 for the three months ended March 31, 2008, which was a decrease of $74,850 from $190,580 for the three months ended March 31, 2007.  This decrease resulted from a decrease in trading activity in the over-the-counter equity market and on the national exchanges.  Clearing and floor brokerage costs increased to 16.2% of total revenues for the three months ended March 31, 2007 from 2.9% of total revenues for the three months ended March 31, 2007.

Communications and occupancy charges were $359,066 for the three months ended March 31, 2008, which was a decrease of $192,813 from $551,879 for the three months ended March 31, 2007.  The decrease in communications and occupancy charges resulted primarily from a decrease in rent costs associated with a lease that ended during the same period in 2007 coupled with decreases in information and wire services and telecommunication costs over the same period in 2007.  Communications and occupancy charges increased to 50.4% of total revenues for the three months ended March 31, 2007 from 8.3% of total revenues for the three months ended March 31, 2007.

Professional fees were $229,252 for the three months ended March 31, 2008, which was an increase of $19,349 from $209,903 for the three months ended March 31, 2007.  The increase is primarily due to a reimbursement of legal fees during the same period in 2007 under indemnification by one of our clients.  Professional fees increased to 32.2% of total revenues for the three months ended March 31, 2007 from 3.2% of total revenues for the three months ended March 31, 2007.

Interest and other expenses were $511,242 for the three months ended March 31, 2007, which was a decrease of $410,793 from $922,035 for the three months ended March 31, 2007.  The overall decrease in interest and other expenses during the three months ended March 31, 2007 is the result of decreases in travel related expenses coupled with decreases in various other expenses and interest costs over the same period in 2007.  Interest and other expenses increased to 71.7% of total revenues for the three months ended March 31, 2007 from 13.9% of total revenues for the three months ended March 31, 2007.

Income tax benefit was $1,813,178 for the three months ended March 31, 2008, which was an increase in benefit of $1,793,801 from $19,377 for the three months ended March 31, 2007. The overall increase in income tax benefit for the three months ended March 31, 2008 is due to the decrease in taxable income compared to the same period in 2007.  Our effective tax rate was 34% and 10% for the three months ended March 31, 2008 and 2007, respectively.  Our effective tax rate differs from the federal statutory tax rate as a result of estimated state income and margin taxes and non-deductible expenses.

Net loss was $3,573,061 for the three months ended March 31, 2008, which was an increase in loss of $3,404,998 or 2026% from a net loss of $168,063 for the three months ended March 31, 2007.

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

We utilize the equity in securities owned at our clearing organization to fund operating and investing activities.  The value of the equity at the clearing organization is also used to secure temporary financing for the purchase of investments in our trading accounts. The value of our equity balance held at the clearing organization may fluctuate depending on factors such as the market valuation of securities held in our trading accounts, realized trading profits, commission revenues, cash withdrawals and clearing costs charged to us for conducting our trading activities.  As a result of the aforementioned factors, we may report either a receivable or payable balance to our clearing organization.  As of March 31, 2008, we had a net balance payable to the clearing organization of $16,763.

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

On May 10, 2005, we borrowed $1,760,000 from First United Bank to finance in part the purchase price of a second office building through our wholly-owned subsidiary, TI Building.  Pursuant to the terms of a promissory note, the borrowing accrues interest at a rate of 6.75% per annum, with monthly installments of $13,388 through May 2010, at which time the outstanding principal and accrued interest on the note shall be due and payable.  A mortgage on the building and the associated real property secures the repayment of such borrowing.  On January 28, 2008 the building was sold for $2,700,000.  As a result of the sale, the Company satisfied its remaining obligation due on the note and realized a gain on the sale of the building and related improvements approximating $410,000.  The gain on the sale has been included in our consolidated statements of operations.

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

We have experienced significant trading losses for the three months ended March 31, 2008, however maintain sufficient liquidity to fund operations for the next twelve months.  We have made changes in the investment policies to mitigate the risk of future trading losses.  However, significant changes in market conditions could severely impact our ability to fund operations without further actions being taken to reduce operating costs.  Additionally, there can be no assurance that our business will generate sufficient cash flows from operations or that future borrowings or equity offerings will be available in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs.

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

Our trading securities were $8,066,019 in long positions and $2,946,092 in short positions as of March 31, 2008. These trading securities may be exchange listed, listed on the Nasdaq Stock Market, warrants or over-the-counter securities, or with limited market activity on both long and short positions. The potential loss in fair value, using a hypothetical 10% decline in prices, is estimated to be $1,101,000 as of March 31, 2008. A 10% hypothetical decline was used to represent a significant and plausible market change.

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

In addition, we may in the future face interest rate risk.  Interest rate risk results from fluctuations in interest rates and the resulting financial impact.  As of March 31, 2008, we had indebtedness represented by a promissory note, which indebtedness was incurred to acquire an office building.  For further discussion of this indebtedness, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources". This promissory note bears interest at a fixed rate.  Thus, at this time, an increase in market interest rates will not impact the amount of interest we pay under this promissory note.  However, under the terms of the promissory note, the note requires a balloon payment in May 2010.  If we were to decide to refinance the note at time of maturity and the note was refinanced with floating-rate indebtedness, then we would face interest rate risk as a result.

Item 4.  Controls and Procedures

(a)  Disclosure Controls and Procedures

As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the year.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in the Company’s periodic SEC filings within the required time period, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

The 2007 annual report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in that annual report.

(c)  Changes in Internal Control Over Financial Reporting

Additionally, our Chief Executive Officer and Chief Financial Officer determined, as of March 31, 2008, that during the three months ended March 31, 2008, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.    Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in Part I, Item 1 in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds

On April 6, 2006, we announced a stock repurchase program for up to $5 million of our outstanding common stock.  On May 13, 2008 the program was discontinued.

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

Dated: May 14, 2008

/s/ Mark M. Salter
Mark M. Salter
Chief Executive Officer

/s/ Kurt J. Rechner
Kurt J. Rechner
Chief Financial Officer